Form 10QSB
period 1996-03-31
ND HOLDINGS INC
filed 1996-07-24
CIK 944696

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                   OR

    [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from

                       Commission file number 0-25958

                              ND HOLDINGS, INC.
      (Exact Name of small business issuer as Specified in its Charter)

              North Dakota                           45-0404061
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)           Identification Number

   201 S. Broadway, Minot, North Dakota                 58701
 (Address of principal executive offices)            (Zip Code)

                              (701) 852-5292
          (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes    X                     No

As of May 1, 1996, the Company had 8,174,488 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X

                              FORM 10-QSB

                           ND HOLDINGS, INC.

                                 INDEX


Part I:       FINANCIAL INFORMATION                                Page No.

Item 1        Financial Statements                                    3

              Condensed Consolidated Balance Sheets
                March 31, 1996 and December 31, 1995                  5

              Condensed Consolidated Statements of Operations
                Three months ended March 31, 1996 and 1995            6

              Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 1996 and 1995            7

              Supplementary Information Consolidated Pro Forma
                Statements of Operations                              9

              Notes to Condensed Consolidated Financial Statements   10

Item 2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  11

Part II       OTHER INFORMATION

Item 1        Legal Proceedings                                      13

Item 4        Submission of Matters to a Vote of Security Holders    13

Item 5        Other Information                                      14

Item 6        Exhibits and Reports on Form 8-K                       18

              Signatures                                             19

                          PART 1  FINANCIAL INFORMATION


                          ITEM 1  FINANCIAL STATEMENTS


                      ND HOLDINGS, INC. AND SUBSIDIARIES

                              MINOT, NORTH DAKOTA


                             MANAGEMENT'S UNAUDITED

                        CONSOLIDATED FINANCIAL STATEMENTS

                                     AS OF

                            MARCH 31, 1996 AND 1995

                       ND HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS



                                                              Pages

         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                            5

         Consolidated Statements of Operations                  6

         Consolidated Statements of Cash Flows                  7

         Supplemental Information Consolidated Pro Forma
           Statements of Operations                             9

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            10

                      ND HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                   ASSETS

                                                   March 31,     December 31,
                                                     1996            1995
CURRENT ASSETS                                   ------------   ------------
  Cash and cash equivalents                      $    498,742   $  4,894,838
  Securities available-for-sale                       332,060        322,900
  Accounts receivable                                 365,464        161,907
  Prepaids                                             87,651         44,235
                                                 ------------   ------------
  Total current assets                           $  1,283,917   $  5,423,880
                                                 ------------   ------------

EQUIPMENT                                        $    240,977   $    100,680
  Less accumulated depreciation                       124,918         53,631
                                                 ------------   ------------
  Net equipment                                  $    116,059   $     47,049
                                                 ------------   ------------
OTHER ASSETS
  Deferred sales costs                           $  2,862,961   $  2,840,238
  Deferred tax benefit                                982,700      1,042,400
  Covenant not to compete (net of
    amortization of $23,000)                          275,000              -
  Investment adviser's agreement (net of
    amortization of $65,821 for 1996)               5,375,416              -
  Registration costs and other assets                 111,830        117,019
                                                 ------------   ------------
  Total other assets                             $  9,607,907   $  3,999,657
                                                 ------------   ------------

TOTAL ASSETS                                     $ 11,007,883   $  9,470,586
                                                 ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Commissions and service fees payable           $     43,620   $     17,781
  Accounts payable                                     46,544         64,069
  Notes payable                                     1,525,000              -
  Current portion of investment certificates            5,000         10,000
  Accrued interest payable                             17,974          6,205
  Payroll taxes payable                                22,470          2,005
                                                 ------------   ------------
  Total current liabilities                      $  1,660,608   $    100,060
                                                 ------------   ------------
LONG-TERM LIABILITIES
  Investment certificates                        $    240,100   $    270,100
  Less current portion                                  5,000         10,000
                                                 ------------   ------------
                                                 $    235,100   $    260,100
                                                 ------------   ------------
TOTAL LIABILITIES                                $  1,895,708   $    360,160
                                                 ------------   ------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares authorized,
    no par value; 8,173,488 and 8,191,751
    shares issued and outstanding, respectively  $ 10,725,474   $ 10,760,074
  Accumulated deficit                              (1,638,697)    (1,671,548)
  Unrealized gain on securities available-
  for-sale                                             25,398         21,900
                                                 ------------   ------------
  Total stockholders' equity                     $  9,112,175   $  9,110,426
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 11,007,883   $  9,470,586
                                                 ============   ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                      ND HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                             Three Months Ended
                                                  March 31,
                                           ---------------------
                                              1996        1995 *
REVENUES                                   ---------   ---------
  Fee income                               $ 821,369   $ 497,972
  Commissions                                 49,044      76,226
                                           ---------   ---------
  Total revenue                            $ 870,413   $ 574,198
                                           ---------   ---------
OPERATING EXPENSES
  Compensation and benefits                $ 181,221   $ 225,878
  General and administrative expenses        246,884     311,083
  Deferred sales costs recognized            232,768     190,283
  Depreciation and amortization               93,821     102,802
  Interest                                    48,516       7,028
                                           ---------   ---------
  Total operating expenses                 $ 803,210   $ 837,074
                                           ---------   ---------

OPERATING INCOME (LOSS)                    $  67,203   $(262,876)
                                           ---------   ---------

OTHER INCOME (LOSS)
  Interest and dividends                   $  20,284   $  81,165
  Miscellaneous income                         6,055         300
  Trading securities losses, net                (991)    (52,752)
                                           ---------   ---------
  Total other income (loss)                $  25,348   $  28,713
                                           ---------   ---------
INCOME (LOSS) BEFORE INCOME
 TAX (EXPENSE) BENEFIT                     $  92,551   $(234,163)

DEFERRED INCOME TAX (EXPENSE) BENEFIT        (59,700)     44,740
                                           ---------   ---------

NET INCOME (LOSS)                          $  32,851   $(189,423)
                                           =========   =========

NET INCOME (LOSS) PER SHARE:               $    .004   $   (.023)


  *  Proforma results (See Note 2)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                     ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)




                                                         Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES                -----------    -----------
  Net cash used by operating activities             $   (39,278)   $  (427,668)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment adviser's agreement        $(5,441,237)   $         -
  Purchase of covenant not to compete                  (300,000)             -
  Purchase of available-for-sale securities              (9,160)             -
  Purchase of equipment                                 (72,010)        (7,996)
  Other asset (increases) decreases                       5,189              -
                                                    -----------    -----------
  Net cash used by investing activities             $(5,817,218)   $    (7,996)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term debt                     $ 1,525,000    $         -
  Proceeds from issuing common stock
    (net of stock issue costs)                                -        580,731
  Redemption of common stock                            (34,600)             -
  Investment certificates redeemed                      (30,000)             -
                                                    -----------    -----------
  Net cash provided by financing activities         $ 1,460,400    $   580,731
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           $(4,396,096)   $   145,067

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      4,894,838      1,160,063
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   498,742    $ 1,305,130
                                                    ===========    ===========

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                             SUPPLEMENTARY INFORMATION

                       ND HOLDINGS, INC. AND SUBSIDIARIES AND
                      THE RANSON COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




                                                Three Months Ended March 31, 1995
                                     -------------------------------------------------------
                                     ND Holdings,   The Ranson Company,
                                       Inc. and           Inc. and      Pro Forma     Pro Forma
                                     Subsidiaries       Subsidiaries   Adjustment      Results
                                       ---------         ---------      --------      ---------
REVENUES
  Fee income                           $ 342,709         $ 155,263      $      -      $ 497,972
  Commissions                             49,270            26,956             -         76,226
                                       ---------         ---------      --------      ---------
  Total revenue                        $ 391,979         $ 182,219      $      -      $ 574,198
                                       ---------         ---------      --------      ---------
OPERATING EXPENSES
  Compensation and benefits            $ 184,116         $  41,762      $      -      $ 225,878
  General and administrative
    expenses                             156,857           154,226             -        311,083
  Deferred sales costs recognized        190,283                 -             -        190,283
  Depreciation and amortization           11,161               821        90,820        102,802
  Interest                                 7,028                 -             -          7,028
                                       ---------         ---------      --------      ---------
  Total operating expenses             $ 549,445         $ 196,809      $ 90,820      $ 837,074
                                       ---------         ---------      --------      ---------

OPERATING LOSS                         $(157,466)        $ (14,590)     $(90,820)     $(262,876)
                                       ---------         ---------      --------      ---------
OTHER INCOME (LOSS)
  Interest and dividends               $  81,165         $       -      $      -      $  81,165
  Trading securities losses, net         (52,752)                -             -        (52,752)
  Miscellaneous income                       300                 -             -            300
                                       ---------         ---------      --------      ---------
  Total other income (loss)            $  28,713         $       -      $      -      $  28,713
                                       ---------         ---------      --------      ---------
LOSS BEFORE INCOME
 TAX BENEFIT                           $(128,753)        $ (14,590)     $(90,820)     $(234,163)

DEFERRED INCOME
 TAX BENEFIT                              39,050             5,690             -         44,740
                                       ---------         ---------      --------      ---------

NET LOSS                               $ (89,703)        $  (8,900)     $(90,820)     $(189,423)
                                       =========         =========      ========      =========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THE PROFORMA SUPPLEMENTAL INFORMATION


                     ND HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 AND 1995

NOTE 1    BASIS OF PRESENTATION

          The consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries
          (collectively, the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

          The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normally recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the interim periods reported. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for the full year.

NOTE 2    PRO FORMA RESULTS
          During the quarter ended March 31, 1996, the Company acquired the outstanding stock of The Ranson Company, Inc. (Ranson). The operating results for the quarter ended March 31, 1996 include the revenue and expenses for the Ranson managed portfolios. The operating results for the quarter ended March 31, 1995 include pro forma information to include the results of the same period for Ranson, as though the business combination occurred effective January 1, 1995.

NOTE 3 The information included in the accompanying pro forma supplemental information, as shown in the supplementary information, is presented only to comply with the Securities and Exchange Commission's accounting rule, Article 11 of Regulation S-X, and should not be used for any other purpose. Such information has been compiled by management, without independent audit or review.

1.  ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

Three Months ended March 31, 1996 compared to three months ended
March 31, 1995. (Management's Unaudited Statements of Operations)

Total operating revenues for the three months ended March 31, 1996 were $870,413 representing a 52% increase from the $574,198 for the comparable period of 1995. Fee revenues were $821,369 in January through March of 1996; (94% of operating revenues) as compared to $497,972 for the first quarter of 1995 (87% of operating revenue), representing a 65% increase over the previous period. Commission income totaled $49,044 and $76,226 for the three months ended March 31, 1996 and 1995 respectively, a $27,182 decrease between periods.

The increase in management fee revenues in the first quarter of 1996 from the same period in 1994 can be directly attributed to a combination of normal growth of the Funds upon which the fees are based and for the majority of the growth, the purchase by the Company of The Ranson Company, Inc., effective January 6, 1996, which brought approximately $184,000,000 in additional assets under the Company's management..

Expenses for the three months ended March 31, 1996 decreased 4% from the same period of 1995 from $837,074 to $803,210. Compensation and benefits at $225,878 and $181,221, respectively, comprise 27% and 23%, of total expenses for the 1995 and 1996 first quarter periods. Considering the additional assets now being managed, compensation and benefits expenses were significantly reduced from the same period of 1995 as were general and administrative expenses which decreased $64,199 from $311,083 in the first quarter 1995 to $246,884 in the March 31, 1996 quarter.
A significant expense item is "deferred sales costs recognized." During the three month period ended March 31, 1996, the expense was $232,768 compared to $190,283 for the same period of 1995. The increase of 22% ($42,485) in this amortization expense item is a result of prior accumulations of capitalized commissions paid on no load funds which are now being amortized to expense in accordance with the schedule established by the Company.

The Registrant recorded "other income" income from interests and dividends of $20,284 in the three month period ended March 31, 1996 compared to $81,165 in the same period of 1995. Investment related losses reduced the 1995 three month period's "other income" to $28,713 compared to $25,348 in the three months ended March 31, 1996.

As a result of these factors, the Registrant reported net income before income tax expense of $92,551 for the three months ended March 31, 1996 versus a net loss of $234,163 for the comparable period of 1995. Net income after Deferred Income Tax (Expense) Benefit was $32,851 for the period ending March 31, 1996 compared to a net loss of $189,423 for January 1995 through March 1995.

Liquidity and Capital Resources

The Company's most liquid assets are cash and cash equivalents.
The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period.

Cash and cash equivalents at March 31, 1996 totaled $498,742.

Although the Company has relied upon sales of its common stock for its past liquidity and growth, management believes that its current liquid position will be sufficient to meet the short and intermediate term financing needs of the Company based on its present and anticipated future operations.

The Ranson Company, Inc. Acquisition Effect Upon Liquidity and
Capital Resources

As described in Part II, Item 5 hereof the Company completed the acquisition of The Ranson Company, Inc. on January 5, 1996.

The cost to the Company of the acquisition of The Ranson Company, Inc. on January 5, 1996 was $6,196,403, subject to final adjustment on July 3, 1996. $5,083,274 was paid directly to The Ranson Company, Inc. shareholders on January 5, 1996 and $1,113,129 was placed in escrow pending final determination of the purchase price on July 3, 1996. $4,696,403 of the $6,196,403 purchase price came from cash and cash equivalents held by the Company. $1,500,000 of the purchase price was borrowed on a short term note obtained January 5, 1996.

The Rescission Offer Effect on Liquidity and Capital Resources

As described in Part II, Item I hereof the Company has undertaken to offer cash rescission to all unaffiliated purchaser's of the Company's Common Stock after September 1, 1992. On February 14, 1996 the Company mailed preliminary prospectus' to all purchasers of common stock between September 1, 1992 and March 9, 1995.

Holders of Common Stock totaling 4,859,207 shares were offered the option of electing to revoke their ownership of the Company and receive from the Company such purchaser's cash paid for the unregistered Common Stock, plus accrued interest at the legal rate in the state of purchase, or rescind the original purchase and receive (after registration effectiveness) registered Common Stock on a one share for one share basis.

To date, only two persons offered the cash rescission option accepted such offer, a total of $34,809 in cash was paid to such rescinding shareholders for a total of 17,263 common shares.

               ND HOLDINGS, INC. AND SUBSIDIARIES

                   PART II OTHER INFORMATION

Item 1:  Legal Proceedings

Except for the regulatory issues described below, the Company is not involved in any material pending legal proceedings, nor is management aware of any threatened litigation.

The Company's broker/dealer Subsidiary, ND Capital, Inc., has unresolved issues outstanding relating to a July, 1995 examination of ND Capital by its regulatory organization, the NASD (National Association of Securities Dealers). Subsequently, the Denver Regional office of the SEC (Securities and Exchange Commission) has also initiated an investigation of the same issues. These issues relate to sales by ND Capital, Inc. and other broker/dealers unrelated to Company, of common stock of the Company to a total of eleven persons not residents of the State of North Dakota while the Company was relying upon an intrastate exemption (Section 3(a)(11) of the 1933 Securities Act). Sanctions or other remedial requirements, could potentially be required. The Company and its Subsidiary are actively working to resolve these issues. Offers of cash rescission to any unaffiliated purchaser who purchased the Company's Common Stock between September 1, 1992 and March 9, 1995 (common shares totaling 4,859,207) has been undertaken. Since this matter is in informal preliminary stages, no opinion can be offered as to any potential liability or other adverse consequence to the Company.

Section 5(a) of the Securities Act of 1933 requires that a registration statement pursuant to the requirements set forth in
Section 6 of the Securities Act of 1933 be filed with the U.S. Securities and Exchange Commission (the "SEC") and in effect prior to offers or sales of a security. The Company relied upon the "intrastate" exemption provided by Section 3(11) of the Securities Act of 1933 and the North Dakota exemption from registration provided by NDCC 10-04-05(13) for securities issued by a venture capital corporation organized under Chapter 10-30.1 in making sales of its common stock. As a result of sales to eleven persons that SEC and NASD examiners consider to be nonresidents of North Dakota, the exemption from registration required by SEC 5(a) of the 1933 Securities Act may not be available, thereby creating liability under federal securities laws. The Company does not believe that sales to nonresidents of North Dakota effects its exemption from registration with the North Dakota Securities Commission. Federal law claims may be brought for up to three years after the date of the offer of the unregistered Common Stock.

Although compliance with the requirements of the applicable state rescission may bar future state claims, acceptance or rejection of the offer of rescission may not bar holders from asserting any claims against the Company for alleged violations of Federal Securities Laws. Contingent liability of the Company may not necessarily be eliminated by making the Rescission Offer.

Item 4:  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held March 22, 1996.
4,824,202 shares (58.9%) of the total of 8,191,751 shares
outstanding were voted at the meeting. Elections were held for all directors and for approval of Brady Martz & Associates as independent auditors. The results of the election were as follows:

     Matter 1.  Election of Directors

                             Votes For   Withhold Authority

     Richard J. Backes       4,718,249        105,953
     Vance A Castleman       4,718,249        105,953
     Daniel L. Feist         4,718,249        105,953
     Lyle E. McLain          4,718,249        105,953
     Peter A. Quist          4,718,249        105,953
     Robert E. Walstad       4,718,249        105,953
     Richard H. Walstad      4,718,249        105,953


     All Directors were re-elected.

     Matter 2.  Approval of Independent Auditors

     For approval of Brady Martz & Associates, P.C.     4,737,740
     Against Approval                                       4,762
     Abstain                                               81,700


     Brady Martz & Associates, P.C. was approved as Independent Auditors.

Item 5:      Other Information

On January 5, 1996, ND Holdings, Inc. (the "Company") acquired 100% of the Common Stock and complete ownership of The Ranson Company, Inc., a Kansas corporation, and Ranson Capital Corporation ("Ranson
Capital"), also a Kansas corporation, a wholly-owned subsidiary of The Ranson Company, Inc.

The Company and the Selling Ranson Stockholders of The Ranson
Company, Inc., entered into a contract dated as of September 15, 1995 (the "Agreement") whereby the Company acquired all outstanding shares of The Ranson Company, Inc. and therefore acquired all business related to the Ranson Managed Portfolios through the indirect acquisition of Ranson Capital (the "Acquisition"). Prior to the Closing Date, Ranson Capital disposed of its Unit Trust Business (separate from the Ranson Managed Portfolios) by transfer of the Unit Trust Business, which transfer was made without any consideration or payment to Ranson Capital or The Ranson Company, Inc.

The Ranson Company, Inc. is a holding company with no material operations or transactions. Ranson Capital is the investment adviser and manager for each Series of the Ranson Managed Portfolios. Ranson Capital is a broker/dealer and registered investment advisor registered with the Securities and Exchange Commission. Ranson Capital was formed in 1990 and acts as investment advisor and fund manager for the Ranson Managed Portfolios, consisting of the Kansas Insured Municipal Fund - Limited Maturity, Kansas Municipal Fund and the Nebraska Municipal Fund. John A. Ranson, Alex R. Meitzner, Mark J. Kneedy, John J. Hass, Robin K. Pinkerton, Stephen E. Shorgren and Douglas K. Rogers (the "Selling Ranson Stockholders") previously owned all the outstanding common stock of The Ranson Company, Inc. None of these persons have any affiliation with the Company.

The transaction, completed January 5, 1996 allowed the Company to acquire management of the approximately $184,000,000 of assets contained in the Ranson Managed Portfolios (the "Ranson Managed Portfolios"), through acquisition of their advisor, Ranson Capital and its parent, The Ranson Company, Inc., as wholly-owned subsidiaries of the Company. The initial purchase price was approximately $6,196,402 (subject to 180 day adjustment based upon net redemptions of the Ranson Managed Portfolios between January 5,
1996 and July 3, 1996). $5,083,273 (80%) of the initial purchase price was paid to The Ranson Company, Inc. shareholders on January 5, 1996. $1,113,129 (the "Deferred Purchase Price") is held in escrow pending final adjustment of the purchase price on July 3, 1996. $4,696,402 of the $6,196,402 purchase price came from the Company's assets, resulting from the sale of $367,649 of trading securities, the sale of $1,477,678 of securities available-for-sale, and a utilization of a combination of cash and cash equivalents held by the Company. $1,500,000 of the purchase price was borrowed on a short term note from First Western Bank and Trust Company of Minot, North Dakota. Prior to this acquisition, the Company had no affiliation with The Ranson Company, Inc., its subsidiary or its shareholders.

The Ranson Company, Inc. is a holding company with no material operations or transactions. Ranson Capital, a Kansas Corporation, is the investment adviser and manager for each Series of the Ranson Managed Portfolios. Ranson Capital is a broker/dealer and registered investment advisor registered with the Securities and Exchange Commission. Ranson Capital was formed in 1990 and acts as investment advisor and fund manager for the Ranson Managed Portfolios, consisting of the Kansas Insured Municipal Fund - Limited Maturity, Kansas Municipal Fund and the Nebraska Municipal Fund. John A. Ranson, Alex R. Meitzner, Mark J. Kneedy, John J. Hass, Robin K. Pinkerton, Stephen E. Shorgren and Douglas K. Rogers (the "Selling Ranson Stockholders") previously owned all the outstanding common stock of The Ranson Company, Inc. None of these persons have any affiliation with the Company. None of the Selling Ranson Stockholders will be come a director or executive officer of the Company.

Purchase Price.   The total purchase price to be paid by the
Company to the Ranson Stockholders for the Purchased Stock
(hereinafter referred to as the "Purchase Price") was determined as follows:

      (a) an amount equal to the total consolidated stockholders' equity of The Ranson Company, Inc. and Ranson Capital determined in accordance with generally accepted accounting principles consistently applied, but without audit and adjusted to exclude any amount for goodwill carried on the books of The Ranson Company, Inc. and Ranson Capital (the "Total Ranson Stockholders' Equity") determined as the close of business on the date immediately preceding the January 5, 1996 Closing Date;

      (b) an amount equal to three percent (3%) of the net asset value of the Ranson Managed Portfolios' assets determined in the manner consistent with that described in the current prospectus for the applicable Ranson Managed Portfolios (the

"Asset Portion"), as
the close of business on the date immediately preceding the January 5, 1996 Closing Date.

Adjustment to Deferred Purchase Price.   All or a portion of the
Deferred Purchase Price ($1,113,129) may be reduced and returned to the Company in the event there are Net Fund Redemptions as of the close of business on the 180th day following the Closing Date. (July 3, 1996 being referred to as the "Reduction Date"). The term "Net Fund Redemptions" shall mean the dollar amount of all Ranson Fund redemptions, excluding from such calculation any redemptions of Ranson Managed Portfolios shares owned or controlled by the Company or any of its affiliates, in excess of the dollar amount of all Ranson Managed Portfolios sales for the period from Closing Date to the Reduction Date. The Deferred Purchase Price shall be reduced by three percent (3%) of the amount of the Net Fund Redemptions. The Deferred Purchase Price will not be subject to upward adjustment in the event the Ranson Managed Portfolios sales exceed the Ranson Managed Portfolios redemptions from the Closing Date to the Reduction Date. Following any adjustment of the Deferred Purchase Price and the payment, if any, as a result thereof to the Company, together with all earnings of the Escrowed Ranson Managed Portfolios, the balance of the Deferred Purchase Price shall be paid to the Ranson Stockholders in accordance with their respective Proportionate Amounts. In no event shall there be any reduction of the Purchase Price in excess of the principal amount of the Deferred Purchase Price, regardless of the amount of the Net Fund Redemptions on the Reduction Date.

Termination of Employees. Prior to January 5, 1996, The Ranson Company, Inc. and Ranson Capital terminated the employment of all employees of The Ranson Company, Inc. and Ranson Capital, except for three employees retained by the Company. All liabilities of The Ranson Company, Inc. and Ranson Capital to such terminated employees for accrued compensation, vacation pay or severance pay were paid prior to the Closing or accrued as liabilities in connection with the determination of the Total Ranson Stockholders' Equity. The Ranson Capital's 401(k) Profit Sharing Plan was terminated prior to
Closing. Three management employees of Ranson Capital Company remain after completion of The Ranson Company, Inc. acquisition.
None of the Selling Ranson Company, Inc. Shareholders is or will become a director or executive officer of the Company.

Non-Competition Covenants. For a period of three (3) years from the Closing Date, John A. Ranson and Alex R. Meitzner each agreed that he would not conduct a business in competition with the management of open-end investment companies (mutual funds) registered under the Investment Company Act of 1940 (the "1940 Act"). For a period of three (3) years from the Closing Date, Douglas K. Rogers agreed that he would not conduct a business which consists of the management of open-end investment companies (mutual funds) registered under the 1940 Act, the investments of which consist of interest bearing obligation issued by or on behalf of municipalities or other governmental authorities in the states of Kansas or Nebraska, the interest income from which is exempt from Federal and Kansas or Nebraska state income taxes.

Investment Management Agreements With The Ranson Managed Portfolios

In anticipation of the Acquisition, new investment management agreements (the "Contracts") between each Series of the Ranson Managed Portfolio funds and Ranson Capital were proposed for approval and accepted by Ranson Managed Portfolio fund shareholders of each Series. The new management agreements for the Ranson Managed Portfolios are on the same terms as the current management agreements. Management of the Ranson Managed Portfolios will be performed by the Company's current management team.

The Contracts provide that Ranson Capital will supply investment research and portfolio management, including the selection of securities for the Ranson Managed Portfolios to purchase, hold or sell and the selection of brokers through whom the Ranson Fund's portfolio transactions are executed. Ranson Capital also agrees to administer the business affairs of the Ranson Managed Portfolios, furnish offices, necessary facilities and equipment, provide administrative services, and permit its officers and employees to serve without compensation as Trustees and officers of the Ranson Managed Portfolios if duly elected to such positions.

The Contracts will remain in effect until December 1, 1996. The Contracts may continue in effect from year to year thereafter if specifically approved at least annually by the Trustees of the Ranson Managed Portfolios or by a vote of the majority of the outstanding shares of the Ranson Managed Portfolios. The continuation of the Contracts must also be approved by a vote of a majority of the disinterested Trustees of the Ranson Managed Portfolios, cast in person at a meeting called for such purpose. The Contracts may be terminated by either party without penalty with sixty days' written notice and will automatically terminate in the event of assignment.

For Ranson Capital's services under each of the Contracts, the Ranson Managed Portfolios agree to pay Ranson Capital a monthly management and investment advisory fee equivalent on an annual basis to .50 of 1% of the Ranson Fund's average daily net assets.

Under the terms of each of the Contracts, Ranson Capital has agreed to pay all expenses of the Ranson Managed Portfolios, including the Ranson Fund's management and investment advisory fee and the Ranson Fund's dividend disbursing, administrative and accounting services fees (but excluding taxes and brokerage fees and commissions, if any) that exceed 1.25% (.75 in the case of Kansas Insured Municipal Fund - Limited Maturity) of the Ranson Fund's average daily net assets on an annual basis up to the amount of the investment advisory and management fee payable by the Ranson Managed Portfolios to Ranson Capital. Reimbursements by Ranson Capital for the Ranson Fund's expenses will be paid monthly based on annualized year-to-date expenses. All other expenses shall be paid by the Ranson Managed Portfolios. From time to time and subject to discontinuance at any time, Ranson Capital may voluntarily assume certain expenses of the Ranson Managed Portfolios. This would have the effect of lowering the overall expense ratio of the Ranson Managed Portfolios and of increasing the yield to investors. The Ranson Fund's expenses include, among others, taxes, brokerage fees and commissions, if any, fees of disinterested Trustees, expenses of Trustees' and Ranson Stockholders' meetings, insurance premiums, expenses of redemption of shares, expenses of issue and sale of shares (to the extent not borne by the distributors), expenses of printing and mailing certificates, association membership dues, charges of the Ranson Fund's custodian, and bookkeeping, auditing and legal expenses, and the fees and expenses of registering the Ranson Managed Portfolios and its shares with the Securities and Exchange Commission, registering or qualifying its shares under state securities laws and the expenses of preparing and mailing prospectuses and reports to Ranson Stockholders. Ranson Capital also acts as the Ranson Fund's administrative and accounting services agent. For these services, Ranson Capital receives and administrative and accounting services fee payable monthly by the Ranson Managed Portfolios.

Item 6:  Exhibits and Reports on Form 8-K

      A report on Form 8-K was filed January 19, 1996 to report the acquisition of The Ranson Company, Inc. on January 5, 1996. A Form 8-K/A was filed on February 8, 1996 to provide the required financial statements.

                    ND HOLDINGS, INC. AND SUBSIDIARIES

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Robert E. Walstad                      May 14, 1996
Robert E. Walstad                          Date
President and Chairman of the Board


/s/ Dan Korgel                             May 14, 1996
Dan Korgel                                 Date
Chief Financial Officer