Form 10QSB
period 1996-06-30
ND HOLDINGS INC
filed 1996-08-21
CIK 944696

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                  OR

      [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from

                      Commission file number 0-25958

                          ND HOLDINGS, INC.
        (Exact Name of small business issuer as Specified in its Charter)

           North Dakota                               45-0404061
  (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                      Identification Number

  1 North Main St., Minot, North Dakota               58701
  (Address of principal executive offices)            (Zip Code)

                             (701) 852-5292
             (Registrant's telephone number, including area code)

                    201 S. Broadway, Minot, North Dakota 58701
       (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes  X   No

As of August 1, 1996, the Company had 8,174,488 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes      No   X

                              FORM 10-QSB

                           ND HOLDINGS, INC.

                                 INDEX


Part I:  FINANCIAL INFORMATION                                  Page No.

Item 1   Financial Statements                                      3

         Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995 (Unaudited)         5

         Consolidated Statements of Operations
           Three months ended June 30, 1996 and 1995 (Unaudited)   6

         Consolidated Statements of Operations
           Six months ended June 30, 1996 and 1995 (Unaudited)     7

         Consolidated Statements of Cash Flows
           Six months ended June 30, 1996 and 1995 (Unaudited)     8

         Notes to Unaudited Consolidated Financial Statements      9

         Supplementary Information Consolidated Pro Forma
           Statements of Operations (Unaudited)                   11

         Financial Data Schedule                                  13

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11

Part II  OTHER INFORMATION

Item 1   Legal Proceedings                                        16

Item 6   Exhibits and Reports on Form 8-K                         16

Signatures                                                        17

                        PART 1  FINANCIAL INFORMATION


                         ITEM 1  FINANCIAL STATEMENTS



                      ND HOLDINGS, INC. AND SUBSIDIARIES

                             MINOT, NORTH DAKOTA











                             MANAGEMENT'S UNAUDITED

                        CONSOLIDATED FINANCIAL STATEMENTS

                                     AS OF

                             JUNE 30, 1996 AND 1995

                     ND HOLDINGS, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS



                                                           Pages

  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements


  SUPPLEMENTAL INFORMATION

    Consolidated Proforma Statement of Operations

                       ND HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                   ASSETS

                                                               June 30,      December 31,
                                                                 1996            1995
                                                             ------------    -----------
  CURRENT ASSETS
    Cash and cash equivalents                                $    539,176    $ 4,894,838
    Securities available-for-sale                                   5,570        322,900
    Accounts receivable                                           415,732        161,907
    Prepaids                                                       68,567         44,235
                                                             ------------    -----------
                                                             $  1,029,045    $ 5,423,880
                                                             ------------    -----------
  PROPERTY AND EQUIPMENT                                     $    303,901    $   100,680
    Less accumulated depreciation                                 127,918         53,631
                                                             ------------    -----------
    Net property and equipment                               $    175,983    $    47,049
                                                             ------------    -----------
  OTHER ASSETS
    Deferred sales costs                                     $  2,813,182    $ 2,840,238
    Deferred tax benefit                                          965,900      1,042,400
    Covenant not to compete (net of
      amortization of $50,000 for 1996)                           250,000              -
    Investment adviser's agreement (net of
      amortization of $109,701 for 1996)                        5,312,754              -
    Registration costs and other assets                           115,986        117,019
                                                             ------------    -----------
                                                             $  9,457,822    $ 3,999,657
                                                             ------------    -----------
                                                             $ 10,662,850    $ 9,470,586
                                                             ============    ===========


                             LIABILITIES AND EQUITY

  CURRENT LIABILITIES
    Commissions and service fees payable                     $     83,533    $    17,781
    Accounts payable                                               22,656         64,069
    Notes payable                                               1,325,000              -
    Current portion of investment certificates                      5,000         10,000
    Accrued interest payable                                        1,264          6,205
    Payroll taxes payable                                           3,379          2,005
                                                             ------------    -----------
                                                             $  1,440,832    $   100,060
                                                             ------------    -----------
  LONG-TERM LIABILITIES
    Investment certificates                                  $    235,100    $   270,100
    Less current portion                                            5,000         10,000
                                                             ------------    -----------
                                                             $    230,100    $   260,100
                                                             ------------    -----------
  REDEEMABLE STOCK
    Common stock subject to rescission exchange offer
      (4,839,944 and 4,859,207 shares respectively)          $  9,600,000    $ 9,600,000
                                                             ------------    -----------
  COMMON STOCK AND ACCUMULATED DEFICIT
    Common stock - 20,000,000 shares authorized, no
      par value; 3,332,544 shares issued and outstanding     $  3,149,908    $ 3,149,908
    Accumulated deficit                                        (3,757,897)    (3,661,382)
    Unrealized gain (loss) on securities available-for-sale           (93)        21,900
                                                             ------------    -----------
                                                             $   (608,082)   $  (489,574)
                                                             ------------    -----------
                                                             $ 10,662,850    $ 9,470,586
                                                             ============    ===========

   The accompanying notes are an integral part of these financial statements.


                     ND HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                 Three Months Ended
                                                     June 30,
                                               ----------------------
                                                  1996        1995 *
                                               ---------    ---------
  REVENUES
    Fee income                                 $ 637,332    $ 556,344
    Commissions                                   78,072       30,560
                                               ---------    ---------
    Total revenue                              $ 715,404    $ 586,904
                                               ---------    ---------
  OPERATING EXPENSES
    Compensation and benefits                  $ 217,508    $ 175,761
    General and administrative expenses          245,833      224,072
    Deferred sales costs recognized              263,747      191,503
    Depreciation and amortization                 93,820       94,404
    Interest                                      24,683        9,355
                                               ---------    ---------
    Total operating expenses                   $ 845,591    $ 695,095
                                               ---------    ---------
  OPERATING INCOME (LOSS)                      $(130,187)   $(108,191)
                                               ---------    ---------
  OTHER INCOME
    Interest and dividends                     $  26,484    $  54,661
    Trading securities gains (losses), net        24,679      (48,196)
    Miscellaneous income                           1,058          226
                                               ---------    ---------
    Total other income (loss)                  $  52,221    $   6,691
                                               ---------    ---------
  INCOME (LOSS) BEFORE INCOME
   TAX (EXPENSE) BENEFIT                       $ (77,966)   $(101,500)

  DEFERRED INCOME TAX (EXPENSE) BENEFIT          (16,800)      (2,490)
                                               ---------    ---------
  NET INCOME (LOSS)                            $ (94,766)   $(103,990)
                                               =========    =========

  NET INCOME (LOSS) PER SHARE:                 $   (.01)    $   (.01)



   *  Proforma results (See Note 2)

   The accompanying notes are an integral part of these financial statements.


                    ND HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                              (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                               --------------------------
                                                   1996          1995 *
                                               -----------    -----------
REVENUES
  Fee income                                   $ 1,458,701    $   985,438
  Commissions                                      127,116        106,786
                                               -----------    -----------
  Total revenue                                $ 1,585,817    $ 1,092,224
                                               -----------    -----------
OPERATING EXPENSES
  Compensation and benefits                    $   398,729    $   388,961
  General and administrative expenses              492,717        556,528
  Deferred sales costs recognized                  496,515        381,786
  Depreciation and amortization                    187,641        197,206
  Interest                                          73,199          7,688
                                               -----------    -----------
  Total operating expenses                     $ 1,648,801    $ 1,532,169
                                               -----------    -----------
OPERATING INCOME (LOSS)                        $   (62,984)   $  (439,945)
                                               -----------    -----------
OTHER INCOME (LOSS)
  Interest and dividends                       $    46,768    $   151,922
  Trading securities gains (losses), net            23,688        (48,196)
  Miscellaneous income                               7,113            556
                                               -----------    -----------
  Total other income (loss)                    $    77,569    $   104,282
                                               -----------    -----------
INCOME (LOSS) BEFORE INCOME
 TAX (EXPENSE) BENEFIT                         $    14,585    $  (335,663)

DEFERRED INCOME TAX (EXPENSE) BENEFIT              (76,500)        42,250
                                               -----------    -----------
NET INCOME (LOSS)                              $   (61,915)   $  (293,413)
                                               -----------    -----------

NET INCOME (LOSS) PER SHARE:                   $      (.01)   $      (.04)


   *  Proforma results (See Note 2)

   The accompanying notes are an integral part of these financial statements.

                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                              Six Months Ended
                                                                  June 30,
                                                         --------------------------
                                                             1996           1995
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used by operating activities                  $   (73,732)   $  (596,969)
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment adviser's agreement             $(5,422,455)   $   (25,000)
  Purchase of covenant not to compete                       (300,000)             -

  Purchase of available-for-sale securities                   (5,662)    (1,121,000)
  Proceeds from sale of available-for-sale securities        324,688        159,926
  Purchase of equipment                                     (134,934)        (9,918)
  Other asset (increases) decreases                            1,033              -
                                                         -----------    -----------
  Net cash used by investing activities                  $(5,537,330)   $  (995,992)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term debt                          $ 1,525,000    $         -
  Payments on short-term debt                               (200,000)             -
  Proceeds from issuing common stock
    (net of stock issue costs)                                     -        663,746
  Redemption of common stock                                 (34,600)      (226,059)
  Investment certificates redeemed                           (35,000)             -
                                                         -----------    -----------
  Net cash provided by financing activities              $ 1,255,400    $   437,687
                                                         -----------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    $(4,355,662)   $(1,155,274)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           4,894,838      1,160,063
                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   539,176    $     4,789
                                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                     ND HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996 AND 1995



NOTE 1 - BASIS OF PRESENTATION

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

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normally recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the interim periods reported. The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results expected for the full year.


NOTE 2 - PROFORMA RESULTS

         During the six months ended June 30, 1996, the Company acquired the outstanding stock of Ranson Company, Inc. (Ranson). The operating results for the quarter and six months ended June 30, 1996 include the revenue and expenses for the Ranson managed portfolios. The operating results for the quarter and six months ended March 31, 1995 include proforma information to include the results of the same period for Ranson, as though the business combination occurred effective January 1, 1995.


NOTE 3 - SUPPLEMENTAL INFORMATION

         The information included in the accompanying pro forma supplemental information, as shown in the supplementary information, is presented only to comply with the Securities and Exchange Commission's accounting rule, Article 11 of Regulation S-X, and should not be used for any other purpose. Such information has been compiled by management, without independent audit or review.

                           SUPPLEMENTAL INFORMATION

                      ND HOLDINGS, INC. AND SUBSIDIARIES AND
                       RANSON COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Three Months Ended June 30, 1995
                                    ------------------------------------------------------
                                    ND Holdings,  Ranson Company,
                                      Inc. and        Inc. and      Pro Forma    Pro Forma
                                    Subsidiaries    Subsidiaries    Adjustment    Results
                                    ------------  --------------    ----------   ---------
REVENUES
  Fee income                          $ 420,046      $ 136,298       $      -    $ 556,344
  Commissions                             3,197         27,363              -       30,560
                                      ---------      ---------       --------    ---------
  Total revenue                       $ 423,243      $ 163,661       $      -    $ 586,904
                                      ---------      ---------       --------    ---------
OPERATING EXPENSES
  Compensation and benefits           $ 139,687      $  36,074       $      -    $ 175,761
  General and administrative
    expenses                            158,589         65,483              -      224,072
  Deferred sales costs recognized       191,503              -              -                191,503
  Depreciation and amortization           3,000            584         90,820       94,404
  Interest                                9,355              -              -        9,355
                                      ---------      ---------       --------    ---------
  Total operating expenses            $ 502,134      $ 102,141       $ 90,820    $ 695,095
                                      ---------      ---------       --------    ---------
OPERATING INCOME (LOSS)               $ (78,891)     $  61,520       $(90,820)   $(108,191)
                                      ---------      ---------       --------    ---------
OTHER INCOME (LOSS)
  Interest and dividends              $  54,661      $       -       $      -    $  54,661
  Trading securities gains
    (losses), net                       (52,751)         4,555              -      (48,196)
  Miscellaneous income                      226              -              -          226
                                      ---------      ---------       --------    ---------
  Total other income (loss)           $   2,136      $   4,555       $      -    $   6,691
                                      ---------      ---------       --------    ---------
INCOME (LOSS) BEFORE
 INCOME TAX (EXPENSE)
 BENEFIT                              $ (76,755)     $  66,075       $(90,820)   $(101,500)

DEFERRED INCOME
 TAX (EXPENSE) BENEFIT                   23,280        (25,770)             -       (2,490)
                                      ---------      ---------       --------    ---------
NET INCOME (LOSS)                     $ (53,475)     $  40,305       $(90,820)   $ 103,990
                                      =========      =========       ========    =========


                       ND HOLDINGS, INC. AND SUBSIDIARIES AND
                        RANSON COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



                                                  Six Months Ended June 30, 1995
                                    --------------------------------------------------------
                                    ND Holdings,  Ranson Company,
                                      Inc. and      Inc. and         Pro Forma    Pro Forma
                                    Subsidiaries   Subsidiaries     Adjustment     Results
                                    ------------  --------------    ----------   -----------
REVENUES
  Fee income                         $   693,877     $ 291,561      $       -    $   985,438
  Commissions                             52,467        54,319              -        106,786
                                     -----------     ---------      ---------    -----------
  Total revenue                      $   746,344     $ 345,880      $       -    $ 1,092,224
                                     -----------     ---------      ---------    -----------
OPERATING EXPENSES
  Compensation and benefits          $   311,125     $  77,836      $       -    $   388,961
  General and administrative
    expenses                             336,819       219,709              -        556,528
  Deferred sales costs recognized        381,786             -              -        381,786
  Depreciation and amortization           14,161         1,405        181,640        197,206
  Interest                                 7,688             -              -          7,688
                                     -----------     ---------      ---------    -----------
  Total operating expenses           $ 1,051,579     $ 298,950      $ 181,640    $ 1,532,169
                                     -----------     ---------      ---------    -----------
OPERATING INCOME (LOSS)              $  (305,235)    $  46,930      $(181,640)   $  (439,945)
                                     -----------     ---------      ---------    -----------
OTHER INCOME (LOSS)
  Interest and dividends             $   151,922     $       -      $       -    $   151,922
  Trading securities gains
    (losses), net                        (52,751)        4,555              -        (48,196)
  Miscellaneous income                       556             -              -            556
                                     -----------     ---------      ---------    -----------
  Total other income (loss)          $    99,727     $   4,555      $      -     $   104,282
                                     -----------     ---------      ---------    -----------
INCOME (LOSS) BEFORE
 INCOME TAX (EXPENSE)
 BENEFIT                             $  (205,508)    $  51,485      $(181,640)   $  (335,663)

DEFERRED INCOME
 TAX (EXPENSE) BENEFIT                    62,330       (20,080)             -         42,250
                                     -----------     ---------      ---------    -----------
NET INCOME (LOSS)                    $  (143,178)    $  31,405      $(181,640)   $  (293,413)
                                     ===========     =========      =========    ===========


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months ended June 30, 1996 compared to six months ended June 30, 1995. (Management's Unaudited Statements of Operations)
Total operating revenues for the six months ended June 30, 1996 were $1,585,817 representing a 45% increase from the $1,092,224 for the comparable period of 1995. Fee revenues were $1,458,701 in January through June of 1996; (92% of operating revenues) as compared to $985,438 for the first half of 1995 (90% of operating revenue), representing a 48% increase over the previous period. Commission income totaled $127,116 and $106,786 for the six months ended June 30, 1996 and 1995 respectively, a $20,330 increase between periods.

The increase in management fee revenues in the first half of 1996 from the same period in 1995 can be directly attributed to a combination of normal growth of the Funds upon which the fees are based and for the majority of the growth, the purchase by the Company of The Ranson Company, Inc., effective January 6, 1996, which brought approximately $184,000,000 in additional assets under the Company's management..

Expenses for the six months ended June 30, 1996 increased less than 8% from the same period of 1995 from $1,532,169 to $1,648,801.
Compensation and benefits at $388,961 and $398,729, respectively, comprise 25% and 24%, of total expenses for the 1995 and 1996 first six month periods. Even with the additional assets now being managed, compensation and benefits expenses were only slightly increased (3%) from the same period of 1995. General and administrative expenses actually decreased $63,811 from $556,528 in the first half of 1995 to $492,717 in the June 30, 1996 half year. A significant expense item is "deferred sales costs recognized." During the six month period ended June 30, 1996, the expense was $496,515 compared to $381,786 for the same period of 1995. The increase of 30% ($114,729) in this amortization expense item is a result of prior accumulations of capitalized commissions paid on no load funds which are now being amortized to expense in accordance with the schedule established by the Company.

The Registrant recorded "other income" income from interests and dividends of $46,768 in the six month period ended June 30, 1996 compared to $151,922 in the same period of 1995. Investment related losses reduced the 1995 six month period's "other income" to $104,282, investment gains brought other income to $77,569 in the six months ended June 30, 1996.

As a result of these factors, the Registrant reported net income before income tax expense of $14,585 for the six months ended June 30, 1996 versus a net loss of $335,663 for the comparable period of 1995. Net income after Deferred Income Tax (Expense) Benefit was $61,915 for the period ending June 30, 1996 compared to a net loss of $293,413 for January 1995 through June 1995.

Liquidity and Capital Resources

The Company's most liquid assets are cash and cash equivalents.
The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period.

Cash and cash equivalents at June 30, 1996 totaled $539,176.

Although the Company has relied upon sales of its common stock for its past liquidity and growth, management believes that its current liquid position will be sufficient to meet the short and intermediate term operating needs of the Company based on its present and anticipated future operations.

The Rescission Offer Effect on Liquidity and Capital Resources

Between September 1, 1992 and March 9, 1995, 4,859,207 shares of the Company's no par Common Stock were issued to persons unaffiliated with the Company at prices ranging from $1.30 to $2.10 per share. Such offering was intended to be a North Dakota intrastate placement exempt from registration, however, under federal securities laws, the exemption may be unavailable, thus requiring registration. The Company, therefore, is currently registering Common Stock for re-offer and re-sale pursuant to the U.S. Securities Act of 1993 in connection with rescission of the unregistered Common Stock. A purchaser who purchased between September 1, 1992 and March 9, 1995 (Common Stock totaling 4,859,207) is offered the option of electing to revoke his ownership of the Company and receive from the Company such purchaser's cash paid for the unregistered Common Stock, plus accrued interest at the legal rate in the state of purchase, or rescind the original purchase and receive registered Common Stock offered hereby on a one share for one share basis.

If all persons offered the cash rescission option accepted such offer, a total of approximately $9,600,000 in cash would be required. The Company does not have liquid assets sufficient to fund such an amount. Current assets (in excess of accrued payables and necessary working capital) of approximately $600,000 could potentially be utilized to fund the cash rescission. Any further cash rescissions would require the Company to borrow funds. The Company has a current unused credit line of $500,000. Further borrowing of $8,500,000 could potentially be required. Management believes that as much as $8,500,000 in additional funds could be borrowed if necessary, however, no assurances can be made that such amount could be borrowed. Such borrowing would likely be in the form of intermediate term loans requiring monthly payments of principal and interest. The Company has not entered into any tentative or written agreements with any lender(s) with respect to such borrowing. Interest costs on borrowed amounts and debt service on any such loan would also significantly adversely effect future cash flow, liquidity and potential income. As an extreme scenario, assuming that a loan of $9,000,000 would be required to fund a total rescission, repayments of a loan of $9,000,000 could require monthly amortized payments of approximately $130,000 to $140,000 per month for a period of seven years at an assumed annual interest rate of 6.5% to 8%.

If the rescission offer is partially (to material degree) or completely accepted, the liquidity of the Company would be substantially impaired. Future growth and expansion would also be impaired since liquid assets and borrowing capacity would be unavailable for expansion. Additionally, if the Company is required to borrow funds, significant earnings would be offset by interest payments and cash flow from operations would be utilized for debt services rather than uses beneficial to the Company's growth.

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

To date, two persons offered the cash rescission option accepted such offer, a total of $34,809 in cash was paid to such rescinding shareholders for a total of 17,263 common shares.

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

As was indicated by the red lettering on the face of the "red herring" preliminary prospectus, first distributed approximately February 14, 1996 to certain shareholders of ND Holdings, such document was subject to completion and not the definitive and final prospectus. Completion of rescission offers prior to the effective date of the registration may be a violation of Section 5(a) of the Securities Act of 1933 which requires that a registration statement pursuant to the requirements set forth in Section 6 of the Securities Act of 1933 be filed with the US Securities and Exchange Commission and in effect prior to offers or sales of securities.
As a result, the previous cash payments to the two persons electing rescission following the distribution of the February 14, 1996 preliminary prospectus may be a violation by the Company of Section 5(a).

Item 6:  Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended
June 30, 1996.

                      ND HOLDINGS, INC. AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   /s/ Robert E. Walstad               August 13, 1996
Robert E. Walstad                      Date
President and Chairman of the Board


   /s/ Dan Korgel                      August 13, 1996
Dan Korgel                             Date
Chief Financial Officer