Form 10QSB
period 1996-09-30
ND HOLDINGS INC
filed 1996-11-20
CIK 944696

FORM 10-QSB

		    SECURITIES AND EXCHANGE COMMISSION
			   Washington, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

As of September 30, 1996, the Company had 8,161,844 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No   X

     				FORM 10-QSB

			      ND HOLDINGS, INC.

  				   INDEX


Part I: FINANCIAL INFORMATION                                     Page No.

Item 1  Financial Statements                                          3

	Consolidated Balance Sheets-
	   September 30, 1996 and December 31, 1995 (Unaudited)       5

	Consolidated Statements of Operations-
	   Three months ended September 30, 1996
	   and 1995 (Unaudited)                                       6

	Consolidated Statements of Operations-
	   Nine months ended September 30, 1996 and 1995 (Unaudited)  7

	Consolidated Statements of Cash Flows-
	   Nine months ended September 30, 1996 and 1995 (Unaudited)  8

	Notes to Unaudited Consolidated Financial Statements          9

	Supplementary Information-Consolidated Pro Forma
	   Statements of Operations (Unaudited)                       11

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

			 MINOT, NORTH DAKOTA







 			 MANAGEMENT'S UNAUDITED

		   CONSOLIDATED FINANCIAL STATEMENTS

				 AS OF

		   SEPTEMBER 30, 1996 AND 1995

		 ND HOLDINGS, INC. AND SUBSIDIARIES

			 TABLE OF CONTENTS





UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets

  Consolidated Statements of Operations

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements


SUPPLEMENTAL INFORMATION

  Consolidated Proforma Statement of Operations

  Financial Data Schedule

		     ND HOLDINGS, INC. AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEETS
			       (UNAUDITED)
				  ASSETS

                                   					September 30,       December 31,
                                   					    1996               1995
CURRENT ASSETS
  Cash and cash equivalents             $   434,732         $ 4,894,838
  Securities available-for-sale               5,693             322,900
  Accounts receivable                       430,025             161,907
  Prepaids                                   58,280              44,235

                                   					$    928,730         $ 5,423,880

PROPERTY AND EQUIPMENT                  $    421,582         $   100,680
  Less accumulated depreciation             (131,698)            (53,631)

  Net property and equipment            $    289,884         $    47,049

OTHER ASSETS
  Deferred sales costs                  $  2,709,169         $ 2,840,238
  Deferred tax benefit                       921,100           1,042,400
  Covenant not to compete (net
    ofamortization of $75,000
    for 1996)                                225,000                   -
  Investment adviser's agreement
    (net ofamortization of $175,521
    for 1996)                              5,246,934                   -
  Registration costs and other assets        175,769              117,019

                                   					$  9,277,972          $ 3,999,657

                                   					$ 10,496,586          $ 9,470,586



			  LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Commissions and service fees payable  $    116,264         $     17,781
  Accounts payable                            69,307               64,069
  Notes payable                            1,100,000                    -
  Current portion of long-term debt           51,000               10,000
  Accrued interest payable                     6,205                6,205
  Payroll taxes payable                        2,697                2,005

                                   					$  1,345,473         $    100,060

LONG-TERM LIABILITIES
  Investment certificates               $    235,100         $    270,100
  Loan - MADC                                 25,000                    -
  Less current portion                       (51,000)             (10,000)

                                   					$    209,100         $    260,100

REDEEMABLE STOCK
  Common stock subject to rescission
     exchange offer - 4,829,300 and
     4,859,207 shares, respectively     $   9,600,000        $  9,600,000

COMMON STOCK AND ACCUMULATED DEFICIT
  Common stock - 20,000,000 shares authorized,
    no par value; 3,332,544 shares issued and
    outstanding                         $   3,149,908        $  3,149,908
  Accumulated deficit                      (3,807,925)         (3,661,382)
  Unrealized gain (loss) on securities
    available-for-sale                             30              21,900

                                   					$    (657,987)       $   (489,574)

                                   					$  10,496,586        $  9,470,586

The accompanying notes are an intregral part of these financial statements.

		  ND HOLDINGS, INC. AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF OPERATIONS
			      (UNAUDITED)

                                            						Three Months Ended
                                            						   September 30,
                                  					       1996                    1995 *
REVENUES
  Fee income                            $     757,484        $      554,037
  Commissions                                  61,669                36,766

  Total revenue                         $     819,153        $      590,803

OPERATING EXPENSES
  Compensation and benefits             $     223,522        $      213,795
  General and administrative expenses         216,992               209,232
  Deferred sales costs recognized             255,393               295,535
  Depreciation and amortization                94,601                94,516
  Interest                                     46,268                11,725

  Total operating expenses              $     836,776        $      824,803

OPERATING INCOME (LOSS)                 $     (17,623)       $     (234,000)

OTHER INCOME
  Interest and dividends                $       8,266        $       87,552
  Trading securities gains (losses), net            -                  (633)
  Miscellaneous income                            900                   360

  Total other income (loss)             $       9,166        $       87,279

INCOME (LOSS) BEFORE INCOME
 TAX (EXPENSE) BENEFIT                  $      (8,457)       $     (146,721)

DEFERRED INCOME TAX (EXPENSE) BENEFIT         (21,571)               39,970

NET INCOME (LOSS)                       $     (30,028)       $     (106,751)


NET INCOME (LOSS) PER SHARE:            $           -        $         (.01)

  Shares used in computing earnings
    per share                               8,168,166              8,215,534


*  Proforma results (See Note 2)

The accompanying notes are an integral oart of these financial statements


		 ND HOLDINGS, INC. AND SUBSIDIARIES
	  CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
			    (UNAUDITED)

                                         						   Nine Months Ended
                                        						      September 30,
                                  					      1996                   1995 *
REVENUES
  Fee income                            $   2,216,185        $    1,539,475
  Commissions                                 188,785               143,552

  Total revenue                         $   2,404,970        $    1,683,027

OPERATING EXPENSES
  Compensation and benefits             $     622,251        $      602,756
  General and administrative expenses         709,709               627,238
  Deferred sales costs recognized             751,908               677,321
  Depreciation and amortization               282,242               291,722
  Interest                                    119,467                19,413

  Total operating expenses              $   2,485,577        $    2,218,450

OPERATING INCOME (LOSS)                 $     (80,607)       $     (535,423)

OTHER INCOME (LOSS)
  Interest and dividends                $      55,034        $      239,474
  Trading securities gains (losses), net       23,688               (48,829)
  Miscellaneous income                          8,013                   916

  Total other income (loss)             $      86,735        $      191,561

INCOME (LOSS) BEFORE INCOME
 TAX (EXPENSE) BENEFIT                  $       6,128        $     (343,862)

DEFERRED INCOME TAX (EXPENSE) BENEFIT         (98,071)               30,000

NET INCOME (LOSS)                       $     (91,943)       $     (313,862)


NET INCOME (LOSS) PER SHARE:            $        (.01)       $         (.04)

  Shares used in computing earnings
	   per shares                       8,177,298             8,105,356


   *  Proforma results (See Note 2)

The accompanying notes are an integral part of these financial statements


		  ND HOLDINGS, INC. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF CASH FLOWS
			     (UNAUDITED)



                                          						  Nine Months Ended
                                          						     September 30,
                                     					     1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided (used) by
    operating activities                $     153,565        $    2,071,003

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment adviser's
    agreement                           $  (5,422,455)       $            -
  Purchase of covenant not to compete        (300,000)                    -
  Purchase of available-for-sale securities    (5,662)           (1,361,423)
  Proceeds from sale of available-for-sale
    securities                                 324,688            1,206,297
  Purchase of equipment                       (186,892)             (17,776)
  Other asset (increases) decreases            (58,750)             (46,040)

  Net cash used by investing activities $   (5,649,071)      $     (218,942)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term debt         $    1,500,000       $            -
  Payments on short-term debt                 (400,000)                   -
  Proceeds from long-term debt                  25,000                    -
  Proceeds from issuing common stock
    (net of stock issue costs)                       -              487,211
  Redemption of common stock                   (54,600)              (8,967)
  Investment certificates redeemed             (35,000)              (5,000)
  Net cash provided by financing
    activities                          $     1,035,400      $      473,244

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                   $    (4,460,106)     $    2,325,305

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         4,894,838           1,160,063

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $       434,732      $    3,485,368

The accompanying notes are an integral part of these financial statements.

		      ND HOLDINGS, INC. AND SUBSIDIARIES
		 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
			    SEPTEMBER 30, 1996 AND 1995



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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normally recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the interim periods reported. The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results expected for the full year.


NOTE 2 -        PROFORMA RESULTS

During the nine months ended September 30, 1996, the Company acquired the outstanding stock of Ranson Company, Inc. (Ranson). The operating results for the quarter and nine months ended September 30, 1996 include the revenue and expenses for the Ranson managed portfolios. The operating results for the quarter and nine months ended September 30, 1995 include proforma information to include the results of the same period for Ranson, as though the business combination occurred effective January 1, 1995.


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

			 SUPPLEMENTAL INFORMATION



		  ND HOLDINGS, INC. AND SUBSIDIARIES AND
		   RANSON COMPANY, INC. AND SUBSIDIARIES
	       CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS
				  (UNAUDITED)


                                              					Three Months Ended September 30, 1995
                       					   ND Holdings,            Ranson Company,
                      					    Inc. and                Inc. and                Pro Forma         Pro Forma
                      					   Subsidiaries            Subsidiaries            Adjustment          Results

REVENUES
  Fee income                $   379,067     $   174,970         $           -    $       554,037
  Commissions                    14,090          22,676                     -             36,766

  Total revenue             $   393,157     $   197,646         $           -    $       590,803

OPERATING EXPENSES
  Compensation and benefits $    175,175    $    38,620         $           -    $       213,795
  General and administrative
    expenses                     131,870         77,362                     -            209,232
  Deferred sales costs recognized295,535              -                     -            295,535
  Depreciation and amortization    3,000            696                90,820             94,516
  Interest                        11,725             -                     -             11,725

  Total operating expenses  $   617,305     $   116,678         $      90,820    $       824,803

OPERATING INCOME (LOSS)     $  (224,148)    $    80,968         $     (90,820)   $      (234,000)

OTHER INCOME (LOSS)
  Interest and dividends    $     87,552    $         -         $            -   $        87,552
  Trading securities gains
    (losses), net                   (957)           324                      -              (633)
  Miscellaneous income               360              -                      -               360

  Total other income (loss) $     86,955    $       324         $            -    $       87,279

INCOME (LOSS) BEFORE
 INCOME TAX (EXPENSE)
 BENEFIT                    $   (137,193)   $    81,292         $       (90,820)   $    (146,721)

DEFERRED INCOME
 TAX (EXPENSE) BENEFIT            71,670              -                 (31,700)          39,970


NET INCOME (LOSS)           $     (65,523)  $    81,292         $      (122,520)   $    (106,751)

The accompanying notes are an integral part of the proforma supplemental information



		     ND HOLDINGS, INC. AND SUBSIDIARIES AND
		      RANSON COMPANY, INC. AND SUBSIDIARIES
	   CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (CONTINUED)
				     (UNAUDITED)


                                    					     Nine Months Ended September 30, 1995
                       					 ND Holdings,            Ranson Company,
                       					  Inc. and                Inc. and              Pro Forma          Pro Forma
                        					 Subsidiaries            Subsidiaries          Adjustment           Results
REVENUES
  Fee income                $   1,072,944       $   466,531         $          -    $       1,539,475
  Commissions                      66,557            76,995                    -              143,552

  Total revenue             $   1,139,501       $   543,526         $          -    $       1,683,027

OPERATING EXPENSES
  Compensation and benefits $     486,300       $   116,456         $          -    $         602,756
  General and administrative
    expenses                      468,689           158,549                    -              627,238
  Deferred sales costs recognized 677,321                 -                    -              677,321
  Depreciation and amortization    17,161             2,101              272,460              291,722
  Interest                         19,413                 -                    -               19,413

  Total operating expenses  $   1,668,884       $   277,106         $    272,460     $      2,218,450

OPERATING INCOME (LOSS)     $    (529,383)      $   266,420         $   (272,460)    $       (535,423)

OTHER INCOME (LOSS)
  Interest and dividends    $     239,474       $         -         $          -     $        239,474
  Trading securities gains
    (losses), net                 (53,708)            4,879                    -              (48,829)
  Miscellaneous income                916                 -                    -                  916

  Total other income (loss) $     186,682       $     4,879         $          -      $       191,561

INCOME (LOSS) BEFORE
 INCOME TAX (EXPENSE)
 BENEFIT                    $    (342,701)      $   271,299         $   (272,460)     $      (343,862)

DEFERRED INCOME
 TAX (EXPENSE) BENEFIT            134,000                -             (104,000)              30,000

NET INCOME (LOSS)           $    (208,701)      $   271,299         $   (376,460)      $     (313,862)

The accompanying notes are an integral part of the proforma supplemental information

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months ended September 30, 1996 compared to three months ended September 30, 1995. (Management's Unaudited Statements of Operations) Total operating revenues for the three months ended September 30, 1996 were $819,153 representing a 39% increase from the $590,803 for the comparable period of 1995. Fee revenues were $757,484 in July through September of 1996; (92% of operating revenues) as compared to $554,037 for the third quarter of 1995 (94% of operating revenue), representing a 37% increase over the previous period. Commission income totaled $61,699 and $36,766 for the three months ended September 30, 1996 and 1995 respectively, a $24,903 increase between periods.

The substantial increase in management fee revenues in the first three quarters of 1996 from the same period in 1995 can be directly attributed to the increase of the fund asset base upon which the fees are based as a result of the acquisition of The Ranson Company, Inc. in January of 1996. The acquisition of The Ranson Company brought an additional $180,000,000 of fund assets under the Company's management.

Expenses for the three months ended September 30, 1996 increased only 1% from the same period of 1995 from $824,803 to $836,776. Compensation and benefits at $213,795 and $223,522, respectively, comprise 26% and 27%, of total expenses for the 1995 and 1996 third quarter periods. Compensation and benefits expenses were not significantly changed from the same period of 1995. The most significant expense item is "deferred sales costs recognized." During the three month period ended September 30, 1996 the expense was $255,393 compared to $295,535 for the same period of 1995.
This amortization expense item is a result of prior accumulations of capitalized commissions paid on no load funds which are now being amortized to expense in accordance with the schedule established by the Company.

As a result of the large use of substantial liquid assets to acquire
The Ranson Company in January of 1996, the Registrant recorded substantially reduced "other income" income from interests and dividends of $8,266 in the three month period ended September 30, 1996 compared to $87,552 in the same period of 1995.

As a result of these factors, the Registrant reported a net loss before income tax (expense) benefit and cumulative effect adjustment of $8,457 for the three months ended September 30, 1996 versus a net loss of $146,721 for the comparable period of 1995.

Nine Months ended September 30, 1996 compared to nine months ended
September 30, 1995. (Management's Unaudited Statements of Operations)
Total operating revenues for the nine months ended September 30, 1996 were $2,404,970 representing a 43% increase from the $1,683,027 for the comparable period of 1995. Fee revenues were $2,216,185 in January through September of 1996; (92% of operating revenues) as compared to $1,539,475 for the first nine months of 1995 (91% of operating revenue), representing a 44% increase over the previous period. Commission income totaled $188,785 and $143,552 for the nine months ended September 30, 1996 and 1995 respectively, an $45,233 increase between periods.

The increase in management fee revenues in the first three quarters of 1996 from the same period in 1995 can be directly attributed to the substantial increase in the funds under management resulting from the acquisition of The Ranson Company, Inc. in January of 1996. Approximately $180,000,000 of assets managed by The Ranson Company were brought under the Company's management. The Company's fees income is based upon assets under management.

Expenses for the nine months ended September 30, 1996 increased only 12% from the same period of 1995 from $2,218,450 to $2,485,577. Compensation and benefits at $602,756 and $622,251 respectively, comprise 27% and 25%, of total expenses for the 1995 and 1996 nine month periods. Compensation and benefits expenses increased 3% as compared to the same period of 1995. The expansion of the family of Funds and amortization of costs related to past accumulations of funds under management also resulted in other expenses increasing over the previous year. The most significant expense item is "deferred sales costs recognized." During the nine month period ended September 30, 1996 the expense was $751,908 compared to $677,321 for the same period of 1995. Interest expense increased substantially from $19,413 to $119,467 as a result of debt incurred to purchase The Ranson Company, Inc.

The Company recorded "other income" income from interests and dividends was reduced to $55,034 in the nine month period ended September 30, 1996 compared to $239,474 in the same period of 1995 because the Company's liquid assets were substantially reduced by the purchase of The Ranson Company, Inc.

As a result of these factors, the Registrant reported net income before income tax expense of $6,128 for the nine months ended September 30, 1996 versus a net loss of $343,862 for the comparable period of 1995.

Liquidity and Capital Resources

The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period.

Cash and cash equivalents at September 30, 1996 totaled $434,732.

Although the Company has relied upon sales of its common stock for its past liquidity and growth, management believes that its current liquid position will be sufficient to meet the short term cash needs of the Company based on its present operations.

The Ranson Company, Inc. Acquisition Effect Upon Liquidity and
Capital Resources

As described in Part II, Item 5 of the Company's 10QSB report for the period ended March 31, 1996, the Company completed the acquisition of The Ranson Company, Inc. on January 5, 1996.

The cost to the Company of the acquisition of The Ranson Company, Inc. on January 5, 1996 was $6,196,403. $5,083,274 was paid directly to The Ranson Company, Inc. shareholders on January 5, 1996 and $1,113,129 was placed in escrow pending final determination of the purchase price on July 3, 1996. $4,696,403 of the $6,196,403 purchase price came from cash and cash equivalents held by the Company. $1,500,000 of the purchase price was borrowed on a short term note obtained January 5, 1996.

The Rescission Offer Effect on Liquidity and Capital Resources

As described in Part II, Item I hereof the Company has completed an offer cash rescission to all unaffiliated purchaser's of the Company's Common Stock after September 1, 1992. By a registration statement effective
August 29, 1996 holders of Common Stock totaling 4,859,207 shares were offered the option of electing to revoke their ownership of the Company and receive from the Company such purchaser's cash paid for the unregistered Common Stock, plus accrued interest at the legal rate in the state of purchase, or rescind the original purchase and receive (after registration effectiveness) registered Common Stock on a one share for one share basis.

At the termination of the cash rescission offering, only five persons offered the cash rescission option accepted such offer, a total of $139,737 in cash was paid to the five rescinding shareholders for a total of 66,165 common shares.

Pending Best Effort Offering Effect on Liquidity and Capital Resources

In September 1996, the Company filed and has in process, but not yet effective, a registration statement on Form S-1 (SEC File No. 333-11509)
for the potential registration and offer to the public of up to 3,000,000 shares of common stock, including 453,581 shares owned by certain shareholders of the Company. The anticipated offering is a Best Efforts (no minimum) registration. The offering price is not yet determined and will be established by a Qualified Independent Underwriter or an unrelated managing underwriter.

			ND HOLDINGS, INC. AND SUBSIDIARIES

			     PART II-OTHER INFORMATION

Item 1:         Legal Proceedings

Except for the regulatory issues described below, the Company is not involved in any material pending legal proceedings, nor is management aware of any threatened litigation.

Regulatory matters with the NASD and SEC involving ND Capital, Inc., the Company's subsidiary, have been resolved. Offers of cash rescission to any unaffiliated purchaser who purchased the Company's Common Stock between September 1, 1992 and March 9, 1995 (common shares totaling 4,859,207) was undertaken and completed by means of a Rescission Exchange Offering on a Form S-1 registration statement effective August 29, 1996. Only five shareholders accepted cash rescission. A total of $139,737 was paid to the five shareholders for a total of 66,165 shares offered for rescission.

Section 5(a) of the Securities Act of 1933 requires that a registration statement pursuant to the requirements set forth in Section 6 of the Securities Act of 1933 be filed with the U.S. Securities and Exchange Commission (the "SEC") and in effect prior to offers or sales of a security. The Company relied upon the "intrastate" exemption provided by Section 3(11) of the Securities Act of 1933 and the North Dakota exemption from registration provided by NDCC 10-04-05(13) for securities issued by a venture capital corporation organized under Chapter 10-30.1 in making sales of its common stock from its inception in 1987 until March 9, 1995. As a result of sales to eleven persons that SEC and NASD examiners consider to be nonresidents of North Dakota, the exemption from registration required by SEC 5(a) of the 1933 Securities Act may not be available, thereby creating liability under federal securities laws. The Company does not believe that sales to nonresidents of North Dakota effects its exemption from registration with the North Dakota Securities Commission. Federal law claims may be brought for up to three years after the date of the offer of the unregistered Common Stock.

Although compliance with the requirements of the applicable state rescission may bar future state claims, acceptance or rejection of the offer of rescission may not bar holders from asserting any claims against the Company for alleged violations of Federal Securities Laws. Contingent liability of the Company may not necessarily have been eliminated by making the Rescission Offer.

Item 6:         Exhibits and Reports on Form 8-K

No Form 8-K was filed during the reporting period.

		     ND HOLDINGS, INC. AND SUBSIDIARIES

				 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Robert E. Walstad                                   November 14, 1996

Robert E. Walstad                                       Date
President and Chairman of the Board


/s/ Dan Korgel                                          November 14, 1996
Dan Korgel                                              Date
Chief Financial Officer