Form 10KSB
period 1996-12-31
ND HOLDINGS INC
filed 1997-04-15
CIK 944696

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, DC 20549

FORM 10-KSB
for Annual Report Under Section 13
or 15(d) of the Securities Exchange Act of 1934

X ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended December 31, 1996
OR
       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the transition period from ____________ to ____________

                     Commission File No.:  0-25958

                           ND HOLDINGS, INC.
          (exact name of Registrant as specified in its charter)

         North Dakota                                     45-0404061
         (State or other jurisdiction of                (IRS Employer
         incorporation or organization               Identification Number)

                               1 North Main
                          Minot, North Dakota 58701
                  (Address of principal executive offices)

     Registrant's telephone number, including area code:  (701) 852-5292

Securities registered pursuant to Section 12(d) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months) or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1996 were $3,417,614.

There is no quoted public market for the Registrant's Common Stock. On March 31, 1997, there were 8,191,751 shares of the Registrant's common stock, outstanding.

Documents Incorporated by Reference

The Company's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated by reference into certain sections of Parts I and II. The Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 1997 is incorporated by reference into certain sections of Part III. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV.

Transitional Small Business Disclosure Format:    YES  _____    NO __X__

                                PART I

Item 1.    Business of the Company

History

The Company, through its subsidiaries, acts as a mutual fund administrator and management firm. The Company's revenues are derived (through its subsidiaries) as fees from operating, managing and investing the assets of mutual funds and to a lessor extent from brokerage commissions related to transactions within the mutual funds as well as on the purchase by or sale of mutual funds by individuals. The Company currently manages the assets of nine mutual funds, six of which were initiated, sponsored and organized by the Company. As a result of the acquisition of The Ranson Company, Inc. completed on January 5, 1996, the Company is the manager of three funds, called the "Ranson Managed Portfolios". Ranson Capital Corporation, a NASD member broker/dealer and the investment advisor and manager for the three "Ranson Managed Portfolios": the Kansas Municipal Fund, Kansas Insured Intermediate Fund and the Nebraska Municipal Fund, is a subsidiary of The Ranson Company (and now the Company). On September 25, 1996, a new fund, the Oklahoma Municipal Fund, was established by the Company as a part of the Ranson Managed Portfolios.

The Company, ND Holdings, Inc., was incorporated September 22, 1987, as a North Dakota corporation and officially organized on October 27, 1987, in Minot, North Dakota by Robert Walstad, current President of the Company. The primary intent of this corporation was to provide a vehicle for investment in North Dakota by North Dakota residents all pursuant to Chapter 10-30.1 of the North Dakota Century Code, as amended.

The major accomplishment of the Company until 1996 had been the establishment, management and distribution of five mutual funds: ND Tax-Free Fund, Inc., ND Insured Income Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc. and Integrity Fund of Funds (the "Funds"). The Funds have grown to over $144,000,000 in assets as of December 31, 1996. With the acquisition of The Ranson Company, Inc. completed on January 5, 1996, Ranson Capital Corporation, as a wholly owned subsidiary of the Company, continues to act as the investment adviser and manager for the Ranson Managed Portfolios. The Ranson Managed Portfolios provided additional managed asset base of approximately $184,000,000. As a result, total assets managed by the Company now total in excess of $334,000,000. Investment advisory, asset management, underwriting and transfer agent services are provided to mutual funds managed and administered by the Company's wholly-owned subsidiaries. Currently, through its three wholly-owned subsidiaries, ND Money Management, Inc., ND Capital, Inc. and ND Resources, Inc., the Company acts as advisor to five mutual funds: ND Tax-Free Fund, Inc., ND Insured Income Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. Ranson Capital Corporation is the investment adviser and manager for the Ranson Managed Portfolios, including the newly established Oklahoma Municipal Fund.
The Company also provides administrative and stock transfer services to the Ranson Managed Portfolios. Revenue is received for the management of the Funds along with commissions for investments sold to individuals in sponsored funds as well as in other unaffiliated mutual funds. Fees are also generated for stock transfer and clerical services provided to the affiliated mutual funds.

The Company and its subsidiaries are still in developmental stages. The areas in which they do business or intend to do business are highly competitive and place them in direct competition with other mutual fund firms, some of which have substantially greater resources, proven management, and established markets.

The Company's Subsidiaries and Operations

The Company has five wholly-owned subsidiaries through which it conducts its operations. Three of the subsidiaries, all North Dakota corporations, are ND Money Management, Inc., a Registered Investment Advisor; ND Capital, Inc., an NASD member broker/dealer; and ND Resources, Inc., a Registered Stock Transfer Agent. Pursuant to terms of an acquisition agreement described in "Certain Transactions - The Ranson Acquisition" the Company acquired two additional wholly-owned subsidiaries in the year ended December 31, 1996, The Ranson Company, Inc., a Kansas corporation, and its subsidiary, Ranson Capital Corporation, a Kansas corporation. The Ranson Company, Inc. has no independent operations. Ranson Capital Corporation is an NASD Registered broker/dealer and SEC registered investment advisor.

ND Money Management, Inc. (a North Dakota corporation) was organized to manage investment portfolios, particularly, but not limited to, the Funds.

ND Capital, Inc. (a North Dakota corporation), an NASD and SIPC member broker/dealer was organized as an entity to raise funds for investing in, and providing financing to, qualified entities while encouraging capital investment in North Dakota.

ND Resources, Inc. (a North Dakota corporation) was originally organized to purchase and/or manage mineral properties. ND Resources, Inc.
thereafter became a registered stock transfer agent and now acts as transfer agent for the Funds.

ND Money Management, Inc., a registered investment advisor, was organized as an entity to provide fund management services to mutual funds. ND Money Management, Inc.'s primary operations are as fund manager and advisor for the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., ND Insured Fund, Inc., South Dakota Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. The Company receives management fees from the Funds. As fund manager and advisor for these funds, ND Money Management, Inc. is economically dependent on the Funds for the majority of its revenue.

ND Money Management, Inc. has an affiliation with the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax Free-Fund, Inc. the ND Insured Fund, Inc., and the Integrity Fund of Funds, Inc.

ND Capital's primary operations are as broker/dealer for distribution of shares of the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., ND Insured Income Fund, Inc., South Dakota Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. The Company receives fees from the funds as underwriter as well as commission income for investments sold to customers in other unaffiliated mutual funds.

ND Capital, Inc. has an affiliation with the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc., the ND Insured Income Fund, Inc. and the Integrity Fund of Funds, Inc. As underwriter for these funds, ND Capital, Inc. is economically dependent on them for a majority of its revenue.

ND Capital, Inc. is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 1996, ND Capital had net capital well in excess of its minimum required net capital of $25,000.

ND Resources, Inc. is a Registered Transfer Agent. ND Resources, Inc.'s primary operations are as transfer agent of shares of the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., ND Insured Income Fund,

Inc., South Dakota Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ND Resources, Inc. receives fees from the Funds for stock transfer, administrative and clerical services. As transfer agent for these funds, ND Resources, Inc. is economically dependent on them for a majority of its revenue.

ND Resources, Inc. has an affiliation with the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc., the ND Insured Income Fund, Inc., and the recently opened Integrity Fund of Funds, Inc.

In 1996, the Company completed an agreement which allowed the Company to acquire management of the Ranson Managed Portfolios (the "Ranson
Funds"), through acquisition of their advisor, Ranson Capital
Corporation and its parent, The Ranson Company, Inc. This acquisition was complete as of January 5, 1996.

Ranson Capital Corporation, ("Ranson Capital") a Kansas corporation, is the investment adviser and manager for each Series of the Ranson Managed Portfolios. Ranson Capital is a broker/dealer registered with the Securities and Exchange Commission and is a wholly-owned subsidiary of The Ranson Company, Inc., a Kansas corporation. Ranson Capital was formed in 1990 and acts as investment advisor and fund manager for the Ranson Managed Portfolios, consisting of the Kansas Insured Intermediate Fund, Kansas Municipal Fund, the Nebraska Municipal Fund and the Oklahoma Municipal Fund. John A. Ranson, Alex R. Meitzner, Mark J. Kneedy, John J. Hass, Robin K. Pinkerton, Stephen E. Shorgren and Douglas K. Rogers (the "Selling Ranson Stockholders") previously owned all the outstanding Common Stock of The Ranson Company, Inc. The Selling Ranson Stockholders of The Ranson Company, Inc., the parent of Ranson Capital, entered into a contract dated as of September 15, 1995 (the "Agreement") whereby the Company acquired all outstanding shares of The Ranson Company, Inc., and therefore acquired all business related to the Ranson Managed Portfolios through the indirect acquisition of Ranson Capital (the "Acquisition"). Ranson Capital, which is now wholly-owned by the Company continues to operate by that name and continues to act as investment adviser and manager for each Series of the Ranson Managed Portfolios.

The contractual division of responsibilities between the Company and its affiliated funds track the three main functions of any mutual fund. Contracts for portfolio management performed by the Company's subsidiary, ND Money Management, Inc., in the case of the five original Funds and by Ranson Capital Corporation in the case of the Ranson Managed Portfolios are awarded annually by review and approval of the independent Boards of Directors of the various Funds (the "Boards").
The Board of Directors of each Fund consists of five directors, three of whom are independent and two (Robert E. Walstad and Peter A. Quist) of whom are affiliated with the Company. These Boards are also responsible for awarding the Company's subsidiary, ND Capital the underwriting agreements for the Funds, which contracts are referred to as "contracts for distribution" by the Funds (mutual fund regulations limit underwriting agreements to one year) as well as contracting with the Company's subsidiary, ND Resources, Inc., for all administrative services. (which are typically one to three year contracts). Distribution and administrative services contracts are generally terminable by a Fund's Board for "cause" (as defined in the contract).

Administration.

A Fund's administrator generally is responsible for all of the Fund's business activities other than distribution and investment decisions. The Company believes that administration is an extension of distribution, that high quality servicing is critical to retaining shareholder accounts, and that quality of service directly impacts the growth of mutual fund assets. Therefore, the Company strives to create an error-free operating environment based on stringent standards established for all service provider subsidiaries of the Company.

The Company's administrative responsibilities may be divided into three major services:

     - shareholder recordkeeping - encompasses all mutual fund shareholders' transactions, including taking purchase and redemption orders, entering orders into the transfer agent system and forwarding information regarding trade activity to the portfolio manager and to fund accountants as specified.

     - fund accounting - provides the daily recordkeeping for each fund, including calculations of net asset value per share, dividend rates per share, and the maintenance of all books, records and financial reports required by the SEC and other regulatory agencies. This service also includes preparation of quarterly financial statements, shareholder reports and Board reports for each portfolio, participation in the periodic updating of prospectuses, preparation of federal, state and local tax returns, payment of all costs and expenses of each fund, and the maintenance of the official books and records of each fund.

     - cash management - ensures timely receipts and disbursements on shareholder activity for effective asset management.

Overview of Managed Mutual Fund Industry

Since the 1980's, the mutual fund business has been one of the fastest growing areas of the financial services industry. Total assets in mutual funds grew from approximately $100 billion in 1980 to approximately $2 trillion in total assets by 1994. According to the Investment Company Institute Special Analysis for the 1990's Study, mutual fund assets are projected to continue to grow at an average of 12% annually, to approximately $3.4 trillion in total assets by the year 2000.

Company Growth Strategy

The Company's historical strategy has been to establish localized mutual funds, in a niche area of rural states, which funds invest in bond and/or equity instruments of local interest. The Company targets the residents of the same localized areas to achieve its investor base. The Company has established mutual funds in North Dakota, Montana, Oklahoma and South Dakota, all rural, low population states where competition from other mutual funds as well as larger and more diversified competitors in the securities industry is less intense.

The Company has acquired management of the Ranson Managed Portfolios (the "Ranson Funds"), through acquisition of their advisor, Ranson Capital Corporation and its parent, The Ranson Company, Inc. This acquisition was completed January 5, 1996. Ranson Capital Corporation, which is now wholly-owned by the Company, continues by that name and acts as investment adviser and manager for each of the Ranson Funds. The Ranson Funds added approximately $184,000,000 to the Company's assets under management, bringing total assets currently under management to approximately $334,000,000. Please see "Certain Transactions-The Ranson Acquisition", "Management's Discussion and Analysis" and "Business".

The Company will in the future seek to locate compatible existing mutual funds and seek to acquire money management firms with mutual funds under management, thereby immediately increasing the Company's base of assets under management.

Finder Agreement with KPMG Peat Marwick LLP

The Company has retained KPMG Peat Marwick LLP financial service division to perform certain services with respect to the Company's interest in expanding its base of funds under management by acquiring other investment fund managers. Services to be provided to the Company include: development of an acquisition strategy; identification of target companies; contact with target companies; and preliminary financial analysis on the target companies.

Competition

Since its inception, the Company has directly competed primarily with a number of larger, more established mutual fund service organizations and securities firms. Competition is influenced by various factors, including breadth, quality of service and price. All aspects of Company's business are competitive, including competition for mutual fund assets to manage. Large national firms have much greater marketing capabilities, offer a broader range of financial services and compete not only with the Company and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. The Company's affiliated mutual funds, although localized in nature, are subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by the Funds.

The Company is focused on the niche area of rural states and localized investment where competition from major investment institutions is lower than in population centers. To the knowledge of the Company it is the only mutual fund sponsor consisting of affiliated investment advisor, broker/dealer and transfer agent entities based in North Dakota, South Dakota or Montana. However, competition for assets under management is intense from both national and regional based firms. Access to local investment and the population of the region by modern communication systems is so efficient that the Company's geographical position cannot be deemed a significant advantage.

The Company's investment management operations compete with a large number of other investment management firms, commercial banks, insurance companies, broker/dealers and other financial service firms. Most of these firms are larger and have access to greater resources than the Company. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities which may compete directly with the Company is a frequent occurrence. The Company directly competes with as many as several hundred firms which are of similar or larger size. The Company's ability to increase and retain clients' assets could be materially adversely affected if client accounts under-perform the market. The ability of the Company's investment management subsidiary to complete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions.

A large number of mutual funds are sold to the public by investment management firms, broker/dealers, insurance companies and banks in competition with the Company's affiliated funds. Many of the Company's competitors apply substantial resources to advertising and marketing their mutual funds which may adversely affect the ability of the Company's affiliated funds to attract new assets. The Company expects that there will be increasing pressures among mutual fund sponsors to obtain and hold market shares.

Regulation of the Company's Business

Under the Investment Company Act, the distribution agreements between the Funds and the Company's subsidiary terminate automatically upon their assignment. The term "assignment" includes direct assignments as well as assignments which may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling block of the Company's voting securities. The Investment Company Act presumes that any transfer of more than 25% of the voting securities of any person represents a transfer of a controlling block of voting securities. The Company does not believe that the transactions contemplated by this offering will result in an "assignment" of the distribution or administration agreements.

The securities industry, including broker/dealer, investment advisory, and transfer agency firms in the United States, are subject to extensive regulation under federal and state laws. Much of the regulation of broker/dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers (NASD). The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional state and federal legislation, changes in rules promulgated by the United States Securities and Exchange Commission (SEC) and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the methods of operation and profitability of money managers, broker/dealers and transfer agents. Investment related firms are also subject to regulation and licensing by state securities commissions in the states in which they transact business. The SEC, state securities administrators and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers, investment advisors, and stock transfer agents is the protection of customers and the securities markets rather than protection of creditors and stockholders of such firms.

Industry Regulations

The Company is subject to extensive regulation as to its duties, affiliations, conduct and limitations on fees. Section 22(b) of the Investment Company Act of 1940 provides that a securities association registered under Section 15A of the Securities Exchange Act of 1934 may adopt rules prohibiting its members from receiving a commission, discount, spread or fees except in accordance with a method or methods, and within such limitations as to the relation thereof to said public offering price, as such rules may prescribe in order that the price at which such security is offered or sold to the public shall not include an excessive sales load but shall allow for reasonable compensation for sales personnel, broker/dealers, and underwriters, and for reasonable sales loads to investors. Section 22(c) of the Investment Company Act of 1940 further states that the commission may make rules and regulations applicable to registered investment companies and to principal underwriters of, and dealers in, the redeemable securities of any registered investment company, whether or not members of any securities association. Any rules and regulations so made by the Commission, to the extent that they may be inconsistent with the rules of any securities association, shall, so long as they remain in force, supersede the rules of the association and be binding upon its members as well as all other underwriters and dealers to whom they may be applicable.

The Company's wholly-owned broker/dealer subsidiaries, ND Capital, Inc. and Ranson Capital Corporation are NASD members. The NASD, a securities association registered under Section 15 A of the Securities and Exchange Act of 1934 has prescribed rules (Section 26 of the NASD Rules of Fair Practice) with respect to maximum commissions, charges and fees related to investment in any open-end investment company registered under the Investment Company Act of 1940.

Additionally, under Section 206 of the Investment Advisers Act of 1940 it is unlawful for any investment adviser to (1) employ any device, scheme, or artifice to defraud any client or prospective client; (2) engage in any transaction, practice, or course of business which operates as a fraud or deceit upon any client or prospective client; or
(3) engage in any act, practice, or course of business which is fraudulent, deceptive, or manipulative.

An investment adviser can transfer control of an investment company only under the provision that for three years at least seventy-five (75%) percent of the directors of the investment company are independent of the new and old investment adviser, and provided no unfair burden is imposed on the investment company as a result of the sale. The effect of such transfer is to terminate the old investment adviser agreement and to require the new agreement to be approved by both the board and shareholders. Directors and the investment adviser are fiduciaries, accordingly, the SEC is authorized to initiate an action to enjoin a breach of fiduciary duties involving personal misconduct by officers, directors, investment advisers, and principal underwriters.
Shareholders or the SEC may also bring an action against the officers, directors, and investment adviser for breach of fiduciary duty in establishing the compensation paid the investment adviser.

An investment adviser to a fund, its principals, and its employees may also be subject to proceedings initiated by the SEC to impose remedial sanctions for violation of any provision of the federal securities laws and the regulations adopted thereunder, and the SEC may preclude such investment adviser to an investment company from continuing to act in the capacity.

Investment companies such as the Funds are subject to considerable substantive regulation. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of investment companies can only be offered at a uniform public offering price based on the current share net asset value plus the sales load. No more than 60 percent of the directors can be interested persons, defined to include, among others, persons affiliated with the management company or underwriter, and a majority of the directors must not be affiliated with the underwriter. The management agreement must have initially been approved by a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by the outstanding voting shares. The management agreement must automatically terminate in the event of assignment and must be subject to termination upon 60 days notice by the board or by a vote of the majority of the outstanding voting shares.
The underwriting agreement must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in event of assignment. Transactions between the investment company and an affiliate can be entered into only if approved by the SEC, after notice and opportunity for hearing, as fair and equitable.

Net Capital Requirements

As a broker/dealer, and as a member firm of the NASD, the Company's subsidiary, ND Capital and its new subsidiary, Ranson Capital Corporation are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC which provides that a broker/dealer doing business with the public must maintain certain net minimum capital and shall not permit its aggregate indebtedness to exceed certain specified limitations. The Rule is designed to measure a firm's financial integrity and liquidity. A broker/dealer may be required to reduce its business and restrict withdrawal of subordinated capital if its net capital drops below specified levels, and also may be prohibited from expanding its business or declaring cash dividends. In addition, failure to maintain the required net capital may subject a broker/dealer to disciplinary actions by the SEC, the NASD and state securities administrators, including fines, censure, suspension or expulsion. The Uniform Net Capital Rule may limit the uses ND Capital and Ranson Capital may make of its capital.

At December 31, 1996, ND Capital, Inc.'s required net capital was $25,000. Ranson Capital Corporation's required net capital was $100,000. At December 31, 1996 and the date of this report, both subsidiaries' net capital was in excess of required net capital.

Factors which affect ND Capital and Ranson Capital's net capital include the general investment climate as well as the ability of the Company to obtain any liquid assets necessary to contribute equity capital to its wholly-owned subsidiaries. Although ND Capital and Ranson Capital currently have sufficient net capital, should the Company's liquidity be impaired substantially as a result of any factor, including potential demands for cash created by the rescission offer, and additional net capital become necessary, the continued operation of ND Capital and/or Ranson Capital could be restricted or suspended.

The Uniform Net Capital Rule requires the ratio of aggregate indebtedness, as defined, to net capital not exceed 15 to 1, and imposes certain restrictions on operations. In computing net capital, various adjustments to net worth are made with a view to excluding assets which are not readily convertible into cash and with a view to a conservative statement of other assets, such as a firm's position in securities. The two Broker Dealer subsidiaries of the Company may not allow withdrawal of subordinated capital if minimum net capital would thereafter be less than 5% of aggregate debit items as defined under the SEC Uniform Net Capital Rule. Further, no Broker Dealer may permit equity capital to be withdrawn whether by payment of dividends, repurchase of stock or other means, if its net capital would thereafter be less than 5% of aggregate debit items as defined under the SEC Uniform Net Capital Rule. Compliance with the Uniform Net Capital Rule may limit those operations of a firm which may require the use of its capital.

Employees

At December 31, 1996, the Company had 18 full-time employees, including eight (8) registered representatives, licensed by the NASD, who are associated with ND Capital, Inc. The acquisition of The Ranson Company, Inc. added three additional employees (retained employees of Ranson Capital Company) in early 1996. Registered Representatives earn commissions through ND Capital, Inc. but receive their paychecks from the Company. ND Capital, Inc. reimburses the Company (its parent) through intercompany transfers for such commission payments. Salaried and hourly employees are paid directly by ND Holdings, Inc. (the Company). State and federal wage and tax reporting is done by the Company. The employees of the Company perform various services in all necessary capacities for each of the subsidiaries as well as the Holding Company (the Company). Technically, except for Registered Representatives associated with ND Capital, Inc., the subsidiaries of Company have no employees. The Company and its subsidiaries are currently developing a plan to restructure its employee arrangement so that specific persons will become employees in form and substance in each subsidiary where operations actually occur.

Item 2    Properties

The Company owns no material physical properties.

The Company's offices are located at 1 North Main, Minot, North Dakota. The Company and each of its subsidiaries conduct their operations from that location. This facility consisting of approximately 4,000 square feet is leased from an unaffiliated entity on a five year agreement ending approximately May 31, 2001 with the option to renew for an additional five years. Lease payments are $3,000 per month. The Company also has an option to purchase the building at any time during the term of the Lease.

Item 3    Legal Proceedings

Except for the regulatory issues described below, the Company is not involved in any material pending legal proceedings, nor is management aware of any threatened litigation.

Pursuant to a previous registration, offers of cash rescission to any unaffiliated purchaser who purchased the Company's Common Stock between September 1, 1992 and March 9, 1995 (Common Stock totaling 4,859,207 shares) has been completed as of October 12, 1996. Shareholders accepting rescission number only five (5) and cash paid out in rescission was $139,737. This rescission offer was the result of sales by ND Capital, Inc., and other broker/dealers unrelated to Company, of Common Stock of the Company to a total of eleven persons not residents of the State of North Dakota between May 28, 1991 and July 5, 1994 while the Company was relying upon an intrastate exemption (Section 3(a)(11) of the 1933 Securities Act).

Section 5(a) of the Securities Act of 1933 requires that a registration statement pursuant to the requirements set forth in Section 6 of the Securities Act of 1933 be filed with the US Securities and Exchange Commission (the "SEC") and in effect prior to offers or sales of a security. The Company relied upon the "intrastate" exemption provided by Section 3(a)(11) of the Securities Act of 1933 and the North Dakota exemption from registration provided by NDCC 10-04-05(13) for securities issued by a venture capital corporation organized under Chapter 10-30.1 in making sales of its Common Stock. The exemption from registration required by Section 5(a) of the Securities Act of 1933 may not be available, thereby creating liability to the Company under federal securities laws. The Company does not believe that sales to nonresidents of North Dakota effects its exemption from registration with the North Dakota Securities Commission. Federal law claims may be brought by investors for up to three years after the date of the offer of the unregistered Common Stock.

Although compliance with the requirements of the applicable state rescission may bar future state claims, acceptance or rejection of the offer of rescission may not bar holders from asserting any claims against the Company for alleged violations of Federal Securities Laws. Contingent liability of the Company may not necessarily be eliminated by making the Rescission Offer.

Item 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.


                               PART II

Item 5    Market Price

There is currently no public market for the Company's Common Stock. The Company's securities do not trade on any exchange or system at present.

The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future. As of March 31, 1997, there were 785 shareholders of record.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this item is incorporated by reference to the information provided in the 1996 Annual Report under the heading
"Management's Discussion and Analysis of Results of Operations and Financial Condition."

Item 7    Financial Statements and Supplementary Data

Information in response to this item is incorporated by reference to the Financial Statements, Notes thereto and Report thereon contained in the 1996 Annual Report.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                               PART III

Item 9    Directors and Executive Officers of the Registrant

Information in response to this item is incorporated herein by reference to the information provided in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 1997 (the "1997 Proxy Statement") under the heading "Directors and Executive Officers." Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

Item 10    Executive Compensation

Information in response to this item is incorporated herein by reference to the information provided in the 1997 Proxy Statement under the heading "Executive Compensation." Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.

Item 11    Security Ownership of Certain Beneficial Owners and
Management

Information in response to this item is incorporated herein by reference to the information provided in the 1997 Proxy Statement under the heading "Security Ownership of Management and Principal Stockholders." Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.


Item 12    Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.


PART IV

Item 13    Exhibits and Reports on Form 8-K

(a)      The following documents are filed as a part of this report:

3. The following exhibits are filed herewith or incorporated herein by reference as set forth below:

         3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12, 1995).

         3.2      Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12, 1995).

         4.1 Specimen form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12, 1995).

         4.2      Instruments defining rights of holders of securities:  See
                  Exhibit 3.1.

         10.1 Management Advisory Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.2 Management Advisory Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.3 Management Advisory Contract - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.3 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12, 1995)

         10.4 Management Advisory Contract - ND Insured Income Fund, Inc. (incorporated by reference to Exhibit 10.4 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.5 Management Advisory Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 10.5 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.6 Transfer Agency Agreement - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.6 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.7 Transfer Agency Agreement - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.7 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.8 Transfer Agency Agreement - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.8 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.9 Transfer Agency Agreement - ND Insured Income Fund, Inc. (incorporated by reference to Exhibit 10.9 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.10 Transfer Agency Agreement - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 10.10 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.11    Distribution Agreement - ND Tax-Free Fund, Inc.
                  (incorporated by reference to Exhibit 10.11 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.12 Distribution Agreement - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.12 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.13 Distribution Agreement - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.13 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.14 Distribution Agreement - ND Insured Income Fund, Inc. (incorporated by reference to Exhibit 10.14 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.15 Distribution Agreement - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 10.15 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12,
                  1995)

         10.16    Stock Purchase Agreement - ND Holdings, Inc. and
                  Shareholders of Ranson Company, Inc. (incorporated by reference to Exhibit 10.15 contained in the Company's Registration Statement on Form S-1 Amendment No. 1, as amended (File No. 33-96824), filed with the Commission on September 12, 1995)

         13.1(1) 1996 Annual Report to Shareholders for year ended December 31, 1996

         13.2(1) Proxy Statement for Annual Meeting of Shareholders to be held May 9, 1997

         21.1 Subsidiaries of the Company: Reference is made to "Business of the Company" for description of the Company's Subsidiaries, ND Capital, Inc. ND Money Management, Inc. and ND Resources, Inc., The Ranson Company, Inc. and Ranson Capital Corporation (incorporated by reference to Exhibit 21.1 contained in the Company's Registration Statement on Form S-1 Amendment No. 1, as amended (File No. 33-96824), filed with the Commission on December 7, 1995)

         23.1 Consent of Brady Martz & Associates, P.C. (included on page 18 of this report)

         24.1     Power of Attorney (included on page 14 of this report)

         27 Financial Data Schedule (included on page 19 of this report)


(1) Except to the extent that portions of this exhibit are incorporated herein by reference, this document shall not be deemed to have been filed pursuant to the Securities Act of 1934, as amended.

13 (b)            Reports on Form 8-K.

A report on Form 8-K dated January 19, 1996 was filed with respect to the acquisition of The Ranson Company, Inc. which occurred on January 5, 1996. Financial statements required to be filed with such Form 8-K, including appropriate audited financial statements of The Ranson Company, Inc. and interim pro forma financial statements as of September 30, 1995, were timely filed with Form 8-K/A on February 8, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized in Minot, North Dakota, on this 15th day of April, 1997.

                                     ND HOLDINGS, INC.

                                     By:  s/Robert E. Walstad
                                        Robert E. Walstad
                                        Chief Executive Officer
                                        and President

                           POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert E. Walstad his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signatures                 Title                     Date

                         Director, Chief Executive
                           Officer, and President
s/Robert E. Walstad    (Principal Executive Officer)    April 15, 1997
Robert E. Walstad
                                 Treasurer
                     (Principal Financial Officer and
s/Dan Korgel           Principal Accounting Officer)    April 15, 1997
Dan Korgel
                                Director and
s/Peter A. Quist               Vice President           April 15, 1997
Peter A. Quist

s/Lyle E. McLain                  Director              April 15, 1997
Lyle E. McLain

s/Vance A. Castleman              Director              April 15, 1997
Vance A. Castleman

s/Richard J. Backes               Director              April 15, 1997
Richard J. Backes

s/Richard H. Walstad              Director              April 15, 1997
Richard H. Walstad

                               EXHIBIT INDEX

                                                            Sequential
Number                 Description                           Page No.
______   _______________________________________________    __________

 3.1     Articles of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1
         contained in the Company's Registration
         Statement on Form S-1, as amended (File No.
         33-96824), filed with the Commission on
         September 12, 1995)                                   N/A

 3.2     Bylaws of the Company (incorporated by reference
         to Exhibit 3.2 contained in the Company's
         Registration Statement on Form S-1, as amended
         (File No. 33-96824), filed with the Commission on
         September 12, 1995).                                  N/A

 4.1     Specimen form of Common Stock Certificate
         (incorporated by reference to Exhibit 4.1 contained
         in the Company's Registration Statement on Form S-1,
         as amended (File No. 33-96824), filed with the
         Commission on September 12, 1995).                    N/A

 4.2     Instruments defining rights of holders of
         securities: See Exhibit 3.1.                          N/A

10.1     Management Advisory Contract - ND Tax-Free Fund,
         Inc. (incorporated by reference to Exhibit 10.1
         contained in the Company's Registration Statement
         on Form S-1, as amended (File No. 33-96824), filed
         with the Commission on September 12, 1995)            N/A

10.2     Management Advisory Contract - Montana Tax-Free
         Fund, Inc. (incorporated by reference to Exhibit
         10.2 contained in the Company's Registration
         Statement on Form S-1, as amended (File No.
         33-96824), filed with the Commission on September
         12, 1995)                                             N/A

10.3     Management Advisory Contract - South Dakota
         Tax-Free Fund, Inc. (incorporated by reference to
         Exhibit 10.3 contained in the Company's Registration
         Statement on Form S-1, as amended (File No.
         33-96824), filed with the Commission on September
         12, 1995)                                             N/A

10.4     Management Advisory Contract - ND Insured Income
         Fund, Inc. (incorporated by reference to Exhibit
         10.4 contained in the Company's Registration
         Statement on Form S-1, as amended (File No.
         33-96824), filed with the Commission on September
         12, 1995)                                             N/A

10.5     Management Advisory Contract - Integrity Fund of
         Funds, Inc. (incorporated by reference to Exhibit
         10.5 contained in the Company's Registration
         Statement on Form S-1, as amended (File No.
         33-96824), filed with the Commission on September
         12, 1995)                                             N/A

                                                             Sequential
Number                   Description                           Page No.
______   _________________________________________________   ___________

10.6     Transfer Agency Agreement - ND Tax-Free Fund, Inc.
         (incorporated by reference to Exhibit 10.6
         contained in the Company's Registration Statement
         on Form S-1, as amended, File No. 33-96824),
         filed with the Commission on September 12, 1995)        N/A

10.7     Transfer Agency Agreement - Montana Tax-Free Fund,
         Inc. (incorporated by reference to Exhibit 10.7
         contained in the Company's Registration Statement
         on Form S-1, as amended (File No. 33-96824),
         filed with the Commission on September 12, 1995)        N/A

10.8     Transfer Agency Agreement - South Dakota Tax-Free
         Fund, Inc. (incorporated by reference to Exhibit
         10.8 contained in the Company's Registration
         Statement on Form S-1, as amended (File No.
         33-96824), filed with the Commission on September
         12, 1995)                                               N/A

10.9     Transfer Agency Agreement - ND Insured Income Fund,
         Inc. (incorporated by reference to Exhibit 10.9
         contained in the Company's Registration Statement
         on Form S-1, as amended (File No. 33-96824), filed
         with the Commission on September 12, 1995)              N/A

10.10    Transfer Agency Agreement - Integrity Fund of Funds,
         Inc. (incorporated by reference to Exhibit 10.10
         contained in the Company's Registration Statement
         on Form S-1, as amended (File No. 33-96824), filed
         with the Commission on September 12, 1995)              N/A

10.11    Distribution Agreement - ND Tax-Free Fund, Inc.
         (incorporated by reference to Exhibit 10.11
         contained in the Company's Registration Statement
         on Form S-1, as amended (File No. 33-96824), filed
         with the Commission on September 12, 1995)               N/A

10.12    Distribution Agreement - Montana Tax-Free Fund,
         Inc. (incorporated by reference to Exhibit 10.12
         contained in the Company's Registration Statement
         on Form S-1, as amended (File No. 33-96824), filed
         with the Commission on September 12, 1995)               N/A

10.13    Distribution Agreement - South Dakota Tax-Free Fund,
         Inc. (incorporated by reference to Exhibit 10.13
         contained in the Company's Registration Statement
         on Form S-1, as amended (File No. 33-96824), filed
         with the Commission on September 12, 1995)               N/A

                                                             Sequential
Number                      Description                       Page No.
______   _________________________________________________   __________

10.14    Distribution Agreement - ND Insured Income Fund,
         Inc. (incorporated by reference to Exhibit 10.14
         contained in the Company's Registration Statement
         on Form S-1, as amended (File No. 33-96824), filed
         with the Commission on September 12, 1995)              N/A

10.15    Distribution Agreement - Integrity Fund of Funds,
         Inc. (incorporated by reference to Exhibit 10.15
         contained in the Company's Registration Statement
         on Form S-1, as amended (File No. 33-96824), filed
         with the Commission on September 12, 1995)              N/A

10.16    Stock Purchase Agreement - ND Holdings, Inc. and
         Shareholders of Ranson Company, Inc. (incorporated
         by reference to Exhibit 10.15 contained in the
         Company's Registration Statement on Form S-1
         Amendment No. 1, as amended (File No. 33-96824),
         filed with the Commission on September 12, 1995)        N/A

13.1(1)  1996 Annual Report to Shareholders                      N/A

13.2(1)  Proxy Statement for Annual Meeting of Shareholders
         to be held May 9, 1997                                  N/A

21.1     Subsidiaries of the Company:  Reference is made
         to "Business of the Company" for description of
         the Company's Subsidiaries, ND Capital, Inc.
         ND Money Management, Inc. and ND Resources, Inc.,
         The Ranson Company, Inc. and Ranson Capital
         Corporation (incorporated by reference to Exhibit
         21.1 contained in the Company's Registration
         Statement on Form S-1 Amendment No. 1, as amended
         (File No. 33-96824), filed with the Commission on
         December 7, 1995)                                       N/A

23.1     Consent of Brady Martz & Associates, P.C.                18

24.1     Power of Attorney                                       N/A

27       Financial Data Schedule                                  19


(1) Except to the extent that portions of this exhibit are incorporated herein by reference, this document shall not be deemed to have been filed pursuant to the Securities Act of 1934, as amended.