Form 10QSB
period 1997-03-31
ND HOLDINGS INC
filed 1997-05-13
CIK 944696

FORM 10-QSB


                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                     OR

   [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from

                      Commission file number 0-25958

                             ND HOLDINGS, INC.
  (Exact Name of small business issuer as Specified in its Charter)

          North Dakota                              45-0404061
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)             Identification Number)
            1 North Main, Minot, North Dakota         58702
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

As of March 31, 1997, the Company had 8,123,586 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes
              No       X

                                FORM 10-QSB

                              ND HOLDINGS, INC.

                                   INDEX


Part I:    FINANCIAL INFORMATION                         Page No.

Item 1     Financial Statements                              3

           Condensed Consolidated Balance Sheets-
            March 31, 1997 and December 31, 1996             5

           Condensed Consolidated Statements of
            Operations-Three months ended March 31,
            1997 and 1996                                    6

           Condensed Consolidated Statements of
            Cash Flows-Three months ended March 31,
            1997 and 1996                                    7

           Notes to Condensed Consolidated
            Financial Statements                             8

Item 2    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                        9

Part II   OTHER INFORMATION

Item 1    Legal Proceedings                                 11

Item 4    Submission of Matters to a Vote of
           Security Holders                                 11

Item 5    Other Information                                 11

Item 6    Exhibits and Reports on Form 8-K                  11

Signatures                                                  11

                    PART 1  FINANCIAL INFORMATION










                     ITEM 1  FINANCIAL STATEMENTS







                  ND HOLDINGS, INC. AND SUBSIDIARIES

                          MINOT, NORTH DAKOTA









                        MANAGEMENT'S UNAUDITED

                  CONSOLIDATED FINANCIAL STATEMENTS

                                AS OF

                       MARCH 31, 1997 AND 1996

                 ND HOLDINGS, INC. AND SUBSIDIARIES
                         TABLE OF CONTENTS



                                                            Pages

     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets                          5

          Consolidated Statements of Operations                6

          Consolidated Statements of Cash Flows                7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                8

                     ND HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS
                                   (Unaudited)
                                    March 31,         December 31,
                                      1997                1996
                                  -------------      -------------
CURRENT ASSETS
  Cash and cash equivalents       $     195,082      $     167,912
  Accounts receivable                   355,782            332,649
  Prepaids                               57,901             22,655
  Deferred tax benefit                  440,000            440,000
                                  -------------      -------------
  Total current assets            $   1,048,765      $     963,216
                                  -------------      -------------

EQUIPMENT                         $     522,547      $     517,316
  Less accumulated depreciation         186,772            175,981
                                  -------------      -------------
  Net equipment                   $     335,775      $     341,335
                                  -------------      -------------

OTHER ASSETS
  Deferred sales commissions      $   3,126,034      $   3,059,344
  Deferred tax benefit                  262,827            363,142
  Covenant not to compete
    (net of amortization of
    $125,000 and $100,000)              175,000            200,000
  Investment adviser's agreements
    (net of amortization of
    $339,430 and $267,751)            5,393,561          5,466,559
  Registration costs and
    other assets                        348,986            330,689
                                  -------------      -------------
  Total other assets              $   9,306,408      $   9,419,734
                                  -------------      -------------

TOTAL ASSETS                      $  10,690,948      $  10,724,285
                                  =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Service fees payable            $     109,766      $     108,556
  Accounts payable                       93,057            184,642
  Current portion of long-term debt     132,881            132,881
  Other current liabilities              17,738             16,835
                                  -------------      -------------
  Total current liabilities       $     353,442      $     442,914
                                  -------------      -------------

LONG-TERM LIABILITIES
  Notes payable                   $   1,172,962      $   1,172,962
  Investment certificates               235,100            235,100
  Less current portion                 (132,881)          (132,881)
                                  -------------      -------------
  Total long-term liabilities     $   1,275,181      $   1,275,181
                                  -------------      -------------

TOTAL LIABILITIES                 $   1,628,623      $   1,718,095
                                  -------------      -------------

STOCKHOLDERS' EQUITY
  Common stock - 20,000,000
    shares authorized, no par
    value; 8,123,586 shares
    issued and outstanding        $  10,633,367      $  10,633,367
  Accumulated deficit                (1,571,042)        (1,627,177)
                                  -------------      -------------
  Total stockholders' equity      $   9,062,325      $   9,006,190
                                  -------------      -------------


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $  10,690,948      $  10,724,285
                                  =============      =============



                   ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (Unaudited)
                                           Three Months Ended
                                                  March 31,
                                        1997                 1996
                                    -------------       -------------
REVENUES
  Fee income                        $     765,506       $     821,369
  Commissions                              72,217              49,044
                                    -------------       -------------
  Total revenue                     $     837,723       $     870,413
                                    -------------       -------------

OPERATING EXPENSES
  Compensation and benefits         $     218,274       $     181,221
  General and administrative
    expenses                              205,183             246,884
  Deferred sales costs recognized         127,859             232,768
  Depreciation and amortization           107,470              93,821
  Interest                                 24,350              48,516
                                    -------------       -------------
  Total operating expenses          $     683,136       $     803,210
                                    -------------       -------------

OPERATING INCOME                    $     154,587       $      67,203
                                    -------------       -------------

OTHER INCOME
  Interest and dividends            $       6,146       $      20,284
  Miscellaneous income                        390               6,055
  Trading securities losses, net           -                     (991)
                                    -------------       -------------
  Total other income                $       6,536       $      25,348
                                    -------------       -------------

INCOME BEFORE INCOME TAX EXPENSE    $     161,123       $      92,551

DEFERRED INCOME TAX EXPENSE              (104,988)            (59,700)
                                    -------------       -------------

NET INCOME                          $      56,135       $      32,851
                                    =============       =============


NET INCOME PER SHARE:               $         .01       $         .00




                    ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             (Unaudited)
                                          Three Months Ended
                                                 March 31,
                                         1997               1996
                                     ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided (used) by
    operating activities             $     49,379      $     (39,278)
                                     ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment adviser's
    agreements                       $      1,319      $  (5,441,237)
  Purchase of covenant not to compete      -                (300,000)
  Purchase of available-for-sale
    securities                             -                  (9,160)
  Purchase of equipment                   (5,231)            (72,010)
  Other asset (increases) decreases      (18,297)              5,189
                                     ------------      -------------
  Net cash used by investing
    activities                       $   (22,209)      $  (5,817,218)
                                     ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term debt      $    -            $   1,525,000
  Redemption of common stock              -                  (34,600)
  Investment certificates redeemed        -                  (30,000)
                                     ------------      -------------
  Net cash provided by financing
    activities                       $    -            $   1,460,400
                                     ------------      -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                   $    27,170       $  (4,396,096)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                    167,912           4,894,838
                                     ------------      -------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                   $   195,082      $      498,742
                                     ============     ==============

                 ND HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND 1996



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

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normally recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations of the interim periods reported. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results expected for the full year.


NOTE 2 - CHANGE IN ACCOUNTING ESTIMATE

         Subsequent to March 31, 1996, the Company changed its period for amortizing deferred sales commissions from the contingent deferred sales charge period of five years to nine years. The change in the amortizable life of the deferred sales commissions is based on the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments and management's estimate of the average life of investors' accounts in the Company's sponsored mutual funds. Contingent deferred sales charges received by the Company will directly reduce the value of the deferred sales commissions asset.


NOTE 3 - INCOME TAXES

         Estimated effective annual income tax rates differ from statutory rates, primarily due to nondeductible amortization.


NOTE 4 - RECLASSIFICATION

         Certain amounts have been reclassified to conform with the current year presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months ended March 31, 1997 compared to three months ended March 31, 1996. (Management's Unaudited Statements of Operations) Total operating revenues for the three months ended March 31, 1997 were $837,723 representing a 4% decrease from the $870,413 recorded for the comparable period of 1996. Fee revenues were $765,506 in January through March of 1997; (91% of operating revenues) as compared to $821,369 for the first quarter of 1996 (94% of operating revenue), representing a 7% decrease over the previous period. Commission income totaled $72,217 and $49,044 for the three months ended March 31, 1997 and 1996 respectively, a $23,173 increase between periods.

The decrease in management fee revenues in the first quarter of 1997 from the same period in 1996 can be attributed to normal change of fund manager attrition in the Funds brought under the Company's management as a result of the purchase by the Company of The Ranson Company, Inc., effective January 6, 1996, which brought approximately $184,000,000 in additional assets under the Company's management.

Expenses for the three months ended March 31, 1997 decreased 15% from the same period of 1996 from $803,210 to $683,136. Compensation and benefits at $181,221 and $218,274, respectively, comprise 23% and 32%, of total expenses for the 1996 and 1997 first quarter periods. Considering the additional assets now being managed, compensation and benefits expenses were not significantly increased from the same period of 1996. General and administrative expenses decreased $41,701 from $246,884 in the first quarter 1996 to $205,183 in the March 31, 1997 quarter. A significant expense item is "deferred sales costs recognized." During the three month period ended March 31, 1997, the expense was $127,859 compared to $232,768 for the same period of 1996. The decrease of 45% ($104,909) in this amortization expense item is a result of prior accumulations of capitalized commissions paid on no load funds which are now being amortized to expense in accordance with the schedule established by the Company. The decrease of 45% ($104,909) is a result of a change (increase) in the amortization period (based upon experience history) by which the item is expensed.

The Registrant recorded "other income" income from interests and dividends of $6,146 in the three month period ended March 31, 1997 compared to $20,284 in the same period of 1996. The 1996 three month period's "other income" was $25,348 compared to $6536 in the three months ended March 31, 1997. The reduction in income from interests and dividends is a result of the use of capital in January 1996 to purchase The Ranson Company.

As a result of these factors, the Registrant reported net income before income tax expense of $161,123 for the three months ended March 31, 1997 versus net income before income tax expense of $92,551 for the comparable period of 1996, a 74% increase. Net income after Deferred Income Tax Expense was $56,135 for the period ending March 31, 1997 compared to a net income of $32,851 for January 1996 through March 1996, a 71% increase in net income.

Net Income per share was $.01 for the period ended March 31, 1997 compared to the zero earning per share recorded in the prior year first quarter.


Liquidity and Capital Resources

The Company's most liquid assets are cash and cash equivalents.
The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period.

Cash and cash equivalents at March 31, 1997 totaled $195,082.

Although the Company has relied upon sales of its common stock for its past liquidity and growth, the Company is now generating positive cash flows from operations and management believes that its current liquid position will be sufficient to meet the short and intermediate term financing needs of the Company based on its present operations.

                 ND HOLDINGS, INC. AND SUBSIDIARIES

                     PART II-OTHER INFORMATION

Item 1:   Legal Proceedings

          None.


Item 4:   Submission of Matters to a Vote of Security Holders

          None.

Item 5:   Other Information

          The Company is currently in the selling phase of a Best Efforts offering of up to 2,546,419 shares of its common stock, SEC Registration Number 333-11509 Form S-1, effective February 4th 1997, most recently amended by Post-Effective Amendment No. 1, effective May 1, 1997. The shares are offered through an unaffiliated underwriter at a Best Efforts Price of $3.50 per share.

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               EX-27  Financial Data Schedule

          (b)  Reports on Form 8-K

               None


ND HOLDINGS, INC. AND SUBSIDIARIES

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  /s/ Robert E. Walstad                    May 13, 1997
Robert E. Walstad                     Date
President and Chairman of the Board


     /s/ Dan Korgel                        May 13, 1997
Dan Korgel                            Date
Chief Financial Officer