Form 10QSB
period 1997-06-30
ND HOLDINGS INC
filed 1997-08-12
CIK 944696

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes      X          No

As of June 30, 1997, the Company had 8,123,586 shares of its no par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes         No    X

                                 FORM 10-QSB

                              ND HOLDINGS, INC.

                                    INDEX


Part I:     FINANCIAL INFORMATION                                     Page No.

Item 1      Financial Statements                                          3

            Condensed Consolidated Balance Sheets-
             June 30, 1997 and December 31, 1996                          5

            Condensed Consolidated Statements of Operations-
             Three months ended June 30, 1997 and 1996                    6

            Condensed Consolidated Statements of Operations-
             Six months ended June 30, 1997 and 1996                      7

            Condensed Consolidated Statements of Cash Flows-
             Six months ended June 30, 1997 and 1996                      8

            Notes to Condensed Consolidated Financial Statements          9

Item 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         10

Part II     OTHER INFORMATION

Item 1      Legal Proceedings                                            12

Item 4      Submission of Matters to a Vote of Security Holders          12

Item 5      Other Information                                            12

Item 6      Exhibits and Reports on Form 8-K                             12

            Signatures                                                   13

                        PART 1  FINANCIAL INFORMATION










                        ITEM 1  FINANCIAL STATEMENTS







                     ND HOLDINGS, INC. AND SUBSIDIARIES

                             MINOT, NORTH DAKOTA









                            MANAGEMENT'S UNAUDITED

                      CONSOLIDATED FINANCIAL STATEMENTS

                                    AS OF

                            JUNE 30, 1997 AND 1996

                      ND HOLDINGS, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS



                                                                         Pages

     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                       5

          Consolidated Statements of Operations three months 6/30/97        6

          Consolidated Statements of Operations six months 6/30/97          7

          Consolidated Statements of Cash Flows                             8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             9


                         ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      (Unaudited)
                                                        June 30,   December 31,
                                                          1997         1996
                                                      ___________  ___________
CURRENT ASSETS
  Cash and cash equivalents                           $   213,362  $   167,912
  Accounts receivable                                     374,823      332,649
  Prepaids                                                 43,605       22,655
  Deferred tax benefit                                    375,000      440,000
                                                      ___________  ___________
  Total current assets                                $ 1,006,790  $   963,216
                                                      ___________  ___________

EQUIPMENT                                             $   533,700  $   517,316
  Less accumulated depreciation                          (197,563)    (175,981)
                                                      ___________  ___________
  Net equipment                                       $   336,137  $   341,335
                                                      ___________  ___________
OTHER ASSETS
  Deferred sales commissions                          $ 3,211,612  $ 3,059,344
  Deferred tax benefit                                    245,090      363,142
  Covenant not to compete (net of
   amortization of $150,000 and $100,000)                 150,000      200,000
  Investment adviser's agreements (net of
   amortization of $411,109 and $267,751)               5,327,230    5,466,559
  Registration costs and other assets                     334,050      330,689
                                                      ___________  ___________
  Total other assets                                  $ 9,267,982  $ 9,419,734
                                                      ___________  ___________
TOTAL ASSETS                                          $10,610,909  $10,724,285
                                                      ===========  ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Service fees payable                                $   104,333  $   108,556
  Accounts payable                                        114,598      184,642
  Current portion of long-term debt                     1,172,822      132,881
  Other current liabilities                                25,294       16,835
                                                      ___________  ___________
  Total current liabilities                           $ 1,417,047  $   442,914
                                                      ___________  ___________
LONG-TERM LIABILITIES
  Note payable                                        $ 1,028,722  $ 1,172,962
  Investment certificates                                 184,100      235,100
  Less current portion                                 (1,172,822)    (132,881)
                                                      ___________  ___________
  Total long-term liabilities                         $    40,000  $ 1,275,181
                                                      ___________  ___________
TOTAL LIABILITIES                                     $ 1,457,047  $ 1,718,095
                                                      ___________  ___________
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,143,989
   and 8,123,586 shares issued and
   outstanding, respectively                          $10,696,106  $10,633,367
  Accumulated deficit                                  (1,542,244)  (1,627,177)
                                                      ___________  ___________
  Total stockholders' equity                          $ 9,153,862  $ 9,006,190
                                                      ___________  ___________
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                 $10,610,909  $10,724,285
                                                      ===========  ===========

       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      5


                         ND HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (Unaudited)
                                                         Three Months Ended
                                                              June 30,
                                                       ------------------------
                                                           1997         1996
                                                       ___________  ___________
REVENUES
  Fee income                                           $   798,273  $   637,332
  Commissions                                               79,690       78,072
                                                       ___________  ___________
  Total revenue                                        $   877,963  $   715,404
                                                       ___________  ___________
OPERATING EXPENSES
  Compensation and benefits                            $   220,404  $   217,508
  General and administrative expenses                      277,872      245,833
  Deferred sales costs recognized                          133,418      263,747
  Depreciation and amortization                            107,470       93,820
  Interest                                                  33,756       24,683
                                                       ___________  ___________
  Total operating expenses                             $   772,920  $   845,591
                                                       ___________  ___________

OPERATING INCOME (LOSS)                                $   105,043  $  (130,187)

OTHER INCOME
  Interest and dividends                               $     6,142  $    26,484
  Trading securities gains - net                                 -       24,679
  Miscellaneous income                                         350        1,058
                                                       -----------  -----------
  Total other income                                         6,492       52,221
                                                       ___________  ___________
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                $   111,535  $   (77,966)

DEFERRED INCOME TAX EXPENSE                                (82,737)     (16,800)
                                                       ___________  ___________
NET INCOME (LOSS)                                      $    28,798  $   (94,766)
                                                       ===========  ===========

NET INCOME (LOSS) PER SHARE:                           $         -  $      (.01)
                                                       ===========  ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                      8,131,747    8,175,941
                                                       ===========  ===========

       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      6


                         ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                           1997         1996
                                                       ___________  ___________
REVENUES
  Fee income                                           $ 1,563,779  $ 1,458,701
  Commissions                                              151,907      127,116
                                                       ___________  ___________
  Total revenue                                        $ 1,715,686  $ 1,585,817
                                                       ___________  ___________
OPERATING EXPENSES
  Compensation and benefits                            $   438,678  $   398,729
  General and administrative expenses                      483,055      492,717
  Deferred sales costs recognized                          261,277      496,515
  Depreciation and amortization                            214,940      187,641
  Interest                                                  58,106       73,199
                                                       ___________  ___________
  Total operating expenses                             $ 1,456,056  $ 1,648,801
                                                       ___________  ___________

OPERATING INCOME (LOSS)                                $   259,630  $   (62,984)

OTHER INCOME
  Interest and dividends                               $    12,288  $    46,768
  Trading securities gains - net                                 -       23,688
  Miscellaneous income                                         740        7,113
                                                       -----------  -----------
  Total other income                                        13,028       77,569
                                                       ___________  ___________
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                $   272,658  $    14,585

DEFERRED INCOME TAX EXPENSE                               (187,725)     (76,500)
                                                       ___________  ___________
NET INCOME (LOSS)                                      $    84,933  $   (61,915)
                                                       ===========  ===========

NET INCOME (LOSS) PER SHARE:                           $       .01  $      (.01)
                                                       ===========  ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                      8,129,415    8,180,172
                                                       ===========  ===========


       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                          Six Months Ended
                                                              June 30
                                                      ------------------------
                                                          1997        1996
                                                      ___________  ___________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided (used) by operating activities     $   201,725  $   (73,732)
                                                      ___________  ___________

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investment adviser's agreement           $    (4,029) $(5,422,455)
 Purchase of covenant not to compete                            -     (300,000)
 Purchase of available-for-sale securities                      -       (5,662)
 Proceeds from sale of available-for-sale securities            -      324,688
 Purchase of equipment                                    (16,384)    (134,934)
 Other asset (increases) decreases                         (3,361)       1,033
                                                      ___________  ___________
 Net cash used by investing activities                $   (23,774) $(5,537,330)
                                                      ___________  ___________

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt                         $         -  $ 1,525,000
 Payments on long-term debt                              (144,240)    (200,000)
 Proceeds from issuing common stock (net of
  issue costs)                                             62,739            -
 Redemption of common stock                                     -      (34,600)
 Investment certificates redeemed                         (51,000)     (35,000)
                                                      ___________  ___________
 Net cash provided (used) by financing activities     $  (132,501) $ 1,255,400
                                                      ___________  ___________

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     $    45,450  $(4,355,662)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      167,912    4,894,838
                                                      ___________  ___________

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                        $   213,362  $   539,176
                                                      ===========  ===========


       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      8

                         ND HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1997 AND 1996



NOTE 1 -  BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at December 31, 1996, contained herein, was derived from audited financial statements, but does not include all disclosures included in the 1996 Annual Report and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted.

NOTE 2 -  CHANGE IN ACCOUNTING ESTIMATE

          Subsequent to June 30, 1996, the Company changed its period for amortizing deferred sales commissions from the contingent deferred sales charge period of five years to nine years. The change in the amortizable life of the deferred sales commissions is based on the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments and management's estimate of the average life of investors' in the Company's sponsored mutual funds. Contingent deferred sales charges received by the Company will directly reduce the value of the deferred sales commissions asset.

NOTE 3 -  INCOME TAXES

          Estimated effective annual income tax rates differ from statutory rates, primarily due to nondeductible amortization expenses.

NOTE 4  - RECLASSIFICATION

          Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months ended June 30, 1997 compared to six months ended June 30, 1996. (Management's Unaudited Statements of Operations)

Total operating revenues for the six months ended June 30, 1997 were $1,715,686 representing a 8% increase from the $1,585,817 recorded for the comparable period of 1996. Fee revenues were $1,563,779 in January through June of 1997; (91% of operating revenues) as compared to $1,458,701 for the first half of 1996 (92% of operating revenue), representing a 7% increase over the previous period. Commission income totaled $151,907 and $127,116 for the six months ended June 30, 1997 and 1996 respectively, a $24,791 increase between periods.

The increase in management fee revenues in the first half of 1997 from the same period in 1996 can be attributed to normal growth in the Funds under the Company's management as well as increased marketing efforts by the Company.

Expenses for the six months ended June 30, 1997 decreased 12% from the same period of 1996 from $1,648,801 to $1,456,056. Compensation and benefits at $398,729 and $438,678, respectively, comprise 24% and 30%, of total expenses for the 1996 and 1997 first half periods. Considering the additional assets now being managed, compensation and benefits expenses were not significantly increased from the same period of 1996. General and administrative expenses decreased $9662 from $492,717 in the first half 1996 to $483,055 in the June 30, 1997 quarter. A significant expense item is "deferred sales costs recognized." During the six month period ended June 30, 1997, the expense was $261,277 compared to $496,515 for the same period of 1996. The decrease of 47% ($235,238) in this amortization expense item is a result of prior accumulations of capitalized commissions paid on no load funds which are now being amortized to expense in accordance with the schedule established by the Company. The decrease of 47% ($235,238) is a result of a change (increase) in the amortization period (based upon experience history) by which the item is expensed.

The Registrant recorded "other income" income from interests and dividends of $12,288 in the six month period ended June 30, 1997 compared to $46,768 in the same period of 1996. The 1996 six month period's "other income" was $77,569 compared to $13,028 in the six months ended June 30, 1997. The reduction in income from interests and dividends is a result of the use of capital in January 1996 to purchase The Ranson Company.

As a result of these factors, the Registrant reported net income before income tax expense of $272,658 for the six months ended June 30, 1997 versus net income before income tax expense of $14,585 for the comparable period of 1996, a $258,073 increase. Net income after Deferred Income Tax Expense was $84,933 for the period ending June 30, 1997 compared to a net loss of $61,915 for January 1996 through June 1996, a $146,848 increase in net income.


Net Income per share was $.01 for the period ended June 30, 1997 compared to the $.01 loss per share recorded in the prior year first half.


Liquidity and Capital Resources

The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period.

Cash and cash equivalents at June 30, 1997 totaled $213,362.

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

PART II-OTHER INFORMATION

Item 1:     Legal Proceedings

            None.


Item 4:     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 9, 1997. An excess of 50% of the total of shares outstanding were voted at the meeting. Elections were held for all directors and for approval of Brady Martz & Associates as independent auditors. The results of the election were as follows:

     Matter 1.  Election of Directors

      Richard J. Backes Elected by a Majority of the Shareholders Vance A Castleman Elected by a Majority of the Shareholders
      Daniel L. Feist       Elected by a Majority of the Shareholders
      Lyle E. McLain        Elected by a Majority of the Shareholders
      Peter A. Quist        Elected by a Majority of the Shareholders
      Robert E. Walstad Elected by a Majority of the Shareholders Richard H. Walstad Elected by a Majority of the Shareholders

      All Directors were re-elected.

     Matter 2.  Approval of Independent Auditors

     Brady Martz & Associates, P.C. was approved as Independent Auditors.


Item 5:     Other Information

            During the quarter ended June 30, 1997 the Company was in the selling phase of a Best Efforts offering of up to 2,546,419 shares of its common stock, SEC Registration Number 333-11509 Form S-1, effective February 4th 1997, most recently amended by Post-Effective Amendment No. 1, effective May 1, 1997. The shares were offered through an unaffiliated underwriter at a Best Efforts Price of $3.50 per share.

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


     /s/ Robert E. Walstad                         August 12, 1997
Robert E. Walstad                             Date
President and Chairman of the Board


     /s/ Dan Korgel                                August 12, 1997
Dan Korgel                                    Date
Chief Financial Officer

                          ND HOLDINGS, INC.

           Exhibit Index to Quarterly Report on Form 10-QSB
                 For the Quarter Ended June 30, 1997

EXHIBITS                                                              Page No.

  EX-27     Financial Data Schedule ...............................      15