Form 10QSB/A
period 1997-06-30
ND HOLDINGS INC
filed 1997-08-18
CIK 944696

FORM 10-QSB /A


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

                                 FORM 10-QSB /A

                              ND HOLDINGS, INC.

                                    INDEX


Part I:     FINANCIAL INFORMATION                                     Page No.

Item 1      Financial Statements                                          3

            Condensed Consolidated Balance Sheets-
             June 30, 1997 and December 31, 1996                          5

            Condensed Consolidated Statements of Operations-
             Three months ended June 30, 1997 and 1996                    6

            Condensed Consolidated Statements of Operations-
             Six months ended June 30, 1997 and 1996                      7

            Condensed Consolidated Statements of Cash Flows-
             Six months ended June 30, 1997 and 1996                      8

            Notes to Condensed Consolidated Financial Statements          9

            Condensed Consolidated Pro Forma Balance Sheet               10

            Notes to Pro Forma Supplemental Information                  11

Item 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         12

Part II     OTHER INFORMATION

Item 1      Legal Proceedings                                            14

Item 4      Submission of Matters to a Vote of Security Holders          14

Item 5      Other Information                                            14

Item 6      Exhibits and Reports on Form 8-K                             14

            Signatures                                                   15

                        PART 1  FINANCIAL INFORMATION










                        ITEM 1  FINANCIAL STATEMENTS







                     ND HOLDINGS, INC. AND SUBSIDIARIES

                             MINOT, NORTH DAKOTA









                            MANAGEMENT'S UNAUDITED

                      CONSOLIDATED FINANCIAL STATEMENTS

                                    AS OF

                            JUNE 30, 1997 AND 1996

                                     AND

                            MANAGEMENT'S UNAUDITED

                      CONSOLIDATED PRO FORMA BALANCE SHEET

                                     AS OF

                                 JUNE 30, 1997

                      ND HOLDINGS, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS



                                                                         Pages

     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets                                       5

          Consolidated Statements of Operations three months 6/30/97        6

          Consolidated Statements of Operations six months 6/30/97          7

          Consolidated Statements of Cash Flows                             8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             9

     UNAUDITED CONSOLIDATED PRO FORMA BALANCE SHEET                        10

     NOTES TO PRO FORMA SUPPLEMENTAL INFORMATION                           11

                         ND HOLDINGS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                                      (Unaudited)
                                                        June 30,   December 31,
                                                          1997         1996
                                                      ___________  ___________
CURRENT ASSETS
  Cash and cash equivalents                           $   213,362  $   167,912
  Accounts receivable                                     374,823      332,649
  Prepaids                                                 43,605       22,655
  Deferred tax benefit                                    375,000      440,000
                                                      ___________  ___________
  Total current assets                                $ 1,006,790  $   963,216
                                                      ___________  ___________

EQUIPMENT                                             $   533,700  $   517,316
  Less accumulated depreciation                          (197,563)    (175,981)
                                                      ___________  ___________
  Net equipment                                       $   336,137  $   341,335
                                                      ___________  ___________
OTHER ASSETS
  Deferred sales commissions                          $ 3,211,612  $ 3,059,344
  Deferred tax benefit                                    245,090      363,142
  Covenant not to compete (net of
   amortization of $150,000 and $100,000)                 150,000      200,000
  Investment adviser's agreements (net of
   amortization of $411,109 and $267,751)               5,327,230    5,466,559
  Registration costs and other assets                     334,050      330,689
                                                      ___________  ___________
  Total other assets                                  $ 9,267,982  $ 9,419,734
                                                      ___________  ___________
TOTAL ASSETS                                          $10,610,909  $10,724,285
                                                      ===========  ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Service fees payable                                $   104,333  $   108,556
  Accounts payable                                        114,598      184,642
  Current portion of long-term debt                     1,172,822      132,881
  Other current liabilities                                25,294       16,835
                                                      ___________  ___________
  Total current liabilities                           $ 1,417,047  $   442,914
                                                      ___________  ___________
LONG-TERM LIABILITIES
  Note payable                                        $ 1,028,722  $ 1,172,962
  Investment certificates                                 184,100      235,100
  Less current portion                                 (1,172,822)    (132,881)
                                                      ___________  ___________
  Total long-term liabilities                         $    40,000  $ 1,275,181
                                                      ___________  ___________
TOTAL LIABILITIES                                     $ 1,457,047  $ 1,718,095
                                                      ___________  ___________
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,143,989
   and 8,123,586 shares issued and
   outstanding, respectively                          $10,696,106  $10,633,367
  Accumulated deficit                                  (1,542,244)  (1,627,177)
                                                      ___________  ___________
  Total stockholders' equity                          $ 9,153,862  $ 9,006,190
                                                      ___________  ___________
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                 $10,610,909  $10,724,285
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

                         ND HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1997
                                     ASSETS
                                                              Pro Forma
                                                      Supplemental Information
                                                      ------------------------
                                         Condensed
                                         Historical    Pro Forma    Pro Forma
                                          Balances    Adjustments    Results
                                        ____________  ___________  ___________
CURRENT ASSETS
  Cash and cash equivalents             $    213,362  $    62,050  $   275,412
  Accounts receivable                        374,823            -      374,823
  Prepaids                                    43,605            -       43,605
  Deferred tax benefit                       375,000            -      375,000
                                        ____________  ___________  ___________
  Total current assets                  $  1,006,790  $    62,050  $ 1,068,840
                                        ____________  ___________  ___________

EQUIPMENT                               $    533,700  $         -  $   533,700
  Less accumulated depreciation             (197,563)           -     (197,563)
                                        ____________  ___________  ___________
  Net equipment                         $    336,137  $         -  $   336,137
                                        ____________  ___________  ___________
OTHER ASSETS
  Deferred sales commissions            $  3,211,612  $         -  $ 3,211,612
  Deferred tax benefit                       245,090            -      245,060
  Covenant not to compete (net of
   amortization of $150,000 and $100,000)    150,000            -      150,000
  Investment adviser's agreements (net of
   amortization of $411,109 and $267,751)  5,327,230            -    5,327,230
  Registration costs and other assets        334,050       (6,888)     327,162
                                        ____________  ___________  ___________
  Total other assets                    $  9,267,982  $    (6,888) $ 9,261,094
                                        ____________  ___________  ___________
TOTAL ASSETS                            $ 10,610,909  $    55,162  $10,666,071
                                        ===========-  ===========  ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Service fees payable                  $    104,333  $         -  $   104,333
  Accounts payable                           114,598            -      114,598
  Current portion of long-term debt        1,172,822            -    1,172,822
  Other current liabilities                   25,294            -       25,294
                                        ____________  ___________  ___________
  Total current liabilities             $  1,417,047  $         -  $ 1,417,047
                                        ____________  ___________  ___________
LONG-TERM LIABILITIES
  Note payable                          $  1,028,722  $         -  $ 1,028,722
  Investment certificates                    184,100            -      184,100
  Less current portion                    (1,172,822)           -   (1,172,822)
                                        ____________  ___________  ___________
  Total long-term liabilities           $     40,000  $         -  $    40,000
                                        ____________  ___________  ___________
TOTAL LIABILITIES                       $  1,457,047  $         -  $ 1,457,047
                                        ____________  ___________  ___________
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,143,989
   and 8,123,586 shares issued and
   outstanding, respectively            $ 10,696,106  $    55,162  $10,751,268
  Accumulated deficit                     (1,542,244)           -   (1,542,244)
                                        ____________  ___________  ___________
  Total stockholders' equity            $  9,153,862  $    55,162  $ 9,209,024
                                        ____________  ___________  ___________
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   $ 10,610,909  $    55,162  $10,666,071
                                        ============  ===========  ===========

       SEE ACCOMPANYING NOTES TO PRO FORMA SUPPLEMENTAL INFORMATION

                                      10

                         ND HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA SUPPLEMENTAL INFORMATION (UNAUDITED)
                                    JUNE 30, 1997



NOTE 1 - SUMMARY OF TRANSACTIONS

         ND Holdings, Inc. and its wholly-owned subsidiaries (the Company) completed a public offering of its common stock on August 3, 1997. The offering was for a maximum of 3,000,000 shares. Included in the total offering was 453,581 shares offered for sale by certain of the Company's shareholders to be sold on a "best efforts" basis. The net proceeds for the first 907,162 shares of the offering were to be allocated equally between the Company's shares and the selling shareholders' shares. The proceeds received on share sales as of June 30, 1997 are included in the condensed historical balances on the June 30, 1997 balance sheet.

         The objective of the pro forma supplemental information is to show what the effects on the historical balances are had all the common stock shares sold in the offering through the closing date (August 3, 1997) been sold by June 30, 1997.


NOTE 2 - BALANCE SHEET PRO FORMA ADJUSTMENTS AND ASSUMPTIONS

         The Company, on August 7, 1997, received net proceeds of $185,220 from the sale of common stock shares from July 1, 1997 through August 3, 1997 (closing date of offering). As of the closing date of the offering, the Company owed $123,170 to the selling shareholders for their shares sold during the offering. The net of the amounts ($62,050) has been added to cash and cash equivalents for the pro forma results.

         At the close of the offering, 78,203 of the 3,000,000 shares offered (2.61%) were sold. Consequently, 2.61% of the cost to register the shares ($6,888) was charged against the common stock account.


NOTE 3 - STATEMENT OF OPERATIONS AND PRO FORMA ADJUSTMENTS AND ASSUMPTIONS

         Because the results of the stock offering have no effect on the Statement of Operations, none has been included with the Condensed Consolidated Pro Forma Balance Sheet. Including the shares sold from July 1, 1997 through August 3, 1997 with those issued and outstanding at June 30, 1997 would not change the weighted average common shares outstanding for the three months and six months ended June 30, 1997 significantly enough to result in a change of net income per share as reported in the Company's Form 10-Q for June 30, 1997.

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

     Matter 2.  Approval of Independent Auditors

     Brady Martz & Associates, P.C. was approved as Independent Auditors.


Item 5:     Other Information

            During the quarter ended June 30, 1997 the Company was in the selling phase of a Best Efforts offering of up to 2,546,419 shares of its common stock and 453,581 shares offering by selling shareholders, SEC Registration Number 333-11509 Form S-1, effective February 4th 1997, most recently amended by Post-Effective Amendment No. 1, effective May 1, 1997. The shares were offered through an unaffiliated underwriter at a Best Efforts Price of $3.50 per share. The Company closed the offering on August 3rd subsequent to the quarter ended June 30, 1997. At the close of the offering, 78,203 of the 3,000,000 shares registered in the offering were sold. 39,102 of the shares sold were shares offered by selling shareholders and 39,101 of the shares sold were newly issued shares of the Company.

Item 6:     Exhibits and Reports on Form 8-K

     (a)    Exhibits

            EX-27     Financial Data Schedule

     (b)    Reports on Form 8-K

            None

                      ND HOLDINGS, INC. AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


     /s/ Robert E. Walstad                         August 15, 1997
Robert E. Walstad                             Date
President and Chairman of the Board


     /s/ Dan Korgel                                August 15, 1997
Dan Korgel                                    Date
Chief Financial Officer

                          ND HOLDINGS, INC.

           Exhibit Index to Quarterly Report on Form 10-QSB /A
                 For the Quarter Ended June 30, 1997

EXHIBITS                                                              Page No.

  EX-27     Financial Data Schedule ...............................      17