Form 10QSB
period 1997-09-30
ND HOLDINGS INC
filed 1997-11-14
CIK 944696

FORM 10-QSB

                       Securities and Exchange Commission
                            Washington, D.C. 20549

       [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

                                          OR

       [     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number  0-25958

                               ND HOLDINGS, INC.
    (Exact name of small business issuer as specified in its charter)

North Dakota                                                    45-0404061
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                          Identification No.)

                   1 North Main, Minot, North Dakota, 58703
                   (Address of principal executive offices)

                                 (701) 852-5292
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

As of September 30, 1997, there were 8,163,687 shares of common stock of the registrant.

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                                  FORM 10-QSB

                               ND HOLDINGS, INC.

                                    INDEX


Part I:     FINANCIAL INFORMATION                                    Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
               September 30, 1997 and December 31, 1996                3

            Condensed Consolidated Statements of Operations-
               Three months ended September 30, 1997 and 1996          4

            Condensed Consolidated Statements of Operations-
               Nine months ended September 30, 1997 and 1996           5

            Condensed Consolidated Statements of Cash Flows-
               Nine months ended September 30, 1997 and 1996           6

            Notes to Condensed Consolidated Financial Statements       7

Item 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8

Part II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                          11

            Signatures                                                12

            Exhibit Index                                             13


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                September 30,    December 31,
                                                    1997             1996
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    273,546      $   167,912
  Accounts receivable                                425,481          332,649
  Prepaids                                            28,199           22,655
  Deferred tax benefit                               453,468          440,000
                                                -----------------------------
  Total current assets                          $  1,180,694     $    963,216
                                                -----------------------------
EQUIPMENT
  Equipment                                     $    553,861     $    517,316
  Less accumulated depreciation                     (208,354)        (175,981)
                                                -----------------------------
  Net equipment                                 $    345,507     $    341,335
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  3,306,901     $  3,059,344
  Deferred tax benefit                                58,606          363,142
  Covenant not to compete (net of
   amortization of $175,000 and $100,000)            125,000          200,000
  Investment advisor's agreements (net of
   amortization of $482,788 and $267,751)          5,255,551        5,466,559
  Other assets                                        87,983          330,689
                                                ------------------------------
  Total other assets                            $  8,834,041     $  9,419,734
                                                -----------------------------
TOTAL ASSETS                                    $ 10,360,242     $ 10,724,285
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $    103,739     $    108,556
  Accounts payable                                   105,760          184,642
  Note payable                                       623,722                0
  Current portion of long-term debt                  144,100          132,881
  Other current liabilities                           36,842           16,835
                                                -----------------------------
  Total current liabilities                     $  1,014,163     $    442,914
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $          0     $  1,172,962
  Investment certificates                            184,100          235,100
  Debenture certificates                             300,000                0
  Less current portion                              (144,100)        (132,881)
                                                -----------------------------
  Total long-term liabilities                   $    340,000     $  1,275,181
                                                -----------------------------
TOTAL LIABILITIES                               $  1,354,163     $  1,718,095
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,163,687 and
   8,123,586 shares issued and outstanding,
   respectively                                 $ 10,472,696     $ 10,633,367
  Accumulated deficit                             (1,466,617)      (1,627,177)
                                                -----------------------------
  Total stockholders' equity                    $  9,006,079     $  9,006,190
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 10,360,242     $ 10,724,285
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                                  (Restated)
                                                        1997         1996
                                                    -------------------------
REVENUES
  Fee income                                        $ 1,121,251   $   840,485
  Commissions                                           101,752        61,669
                                                    -------------------------
  Total revenue                                     $ 1,223,003   $   902,154
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   230,862   $   212,552
  General and administrative expenses                   539,895       332,411
  Deferred sales costs recognized                       139,646       255,393
  Depreciation and amortization                         107,470        94,601
  Interest                                               27,090        46,268
                                                    -------------------------
  Total operating expenses                          $ 1,044,963   $   941,225
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   178,040   $   (39,071)
                                                    -------------------------

OTHER INCOME
  Interest and dividends                            $     5,428   $     8,266
  Trading securities gains - net                              0             0
  Miscellaneous income                                      175           900
                                                    -------------------------
  Total other income                                      5,603   $     9,166
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $   183,643   $   (29,905)

DEFERRED INCOME TAX EXPENSE                         $  (108,016)      (12,991)
                                                    -------------------------
NET INCOME (LOSS)                                   $    75,627   $   (42,896)
                                                    =========================

NET INCOME(LOSS) PER SHARE:                         $      0.01   $     (0.01)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                   8,153,838     8,168,166

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                                  (Restated)
                                                        1997         1996
                                                    -------------------------
REVENUES
  Fee income                                        $ 2,685,030   $ 2,507,603
  Commissions                                           253,659       188,785
                                                    -------------------------
  Total revenue                                     $ 2,938,689   $ 2,696,388
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   685,652   $   610,166
  General and administrative expenses                 1,006,838     1,097,936
  Deferred sales costs recognized                       400,923       751,908
  Depreciation and amortization                         322,410       282,242
  Interest                                               85,196       119,467
                                                    -------------------------
  Total operating expenses                          $ 2,501,019   $ 2,861,719
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   437,670   $  (165,331)
                                                    -------------------------
OTHER INCOME
  Interest and dividends                            $    17,716   $    55,034
  Trading securities gains - net                              0        23,688
  Miscellaneous income                                      915         8,013
                                                    -------------------------
  Total other income                                $    18,631   $    86,735
                                                    -------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $   456,301   $   (78,596)

DEFERRED INCOME TAX EXPENSE                            (295,741)      (64,181)
                                                    -------------------------
NET INCOME (LOSS)                                   $   160,560   $  (142,777)
                                                    =========================

NET INCOME(LOSS) PER SHARE:                         $      0.02   $     (0.02)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                   8,129,544     8,177,298

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                        ND HOLDINGS, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        1997         1996
                                                    -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided (used) by operating activities  $   360,383   $   153,565
                                                    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment adviser's agreement        $         0   $(5,422,455)
  Purchase of covenant not to compete                         0      (300,000)
  Purchase of available-for-sale securities                   0        (5,662)
  Proceeds from sale of available-for-sale
   securities                                                 0       324,688
  Purchase of equipment                                 (36,546)     (186,892)
  Other asset (increases) decreases                     (42,751)      (58,750)
                                                    --------------------------
  Net cash used by investing activities             $   (79,297)  $(5,649,071)
                                                    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term debt                     $         0   $ 1,500,000
  Payments on short-term debt                          (549,240)     (400,000)
  Proceeds from long-term debt                          300,000        25,000
  Proceeds from issuing common stock (net of
   issue costs)                                         124,788             0
  Redemption of common stock                                  0       (54,600)
  Investment certificates redeemed                      (51,000)      (35,000)
                                                    -------------------------
  Net cash provided (used) by financing activities  $  (175,452)  $ 1,035,400
                                                    -------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   $   105,634   $(4,460,106)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    167,912     4,894,838
                                                    -------------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $   273,546   $   434,732
                                                    =========================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS


ND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996

NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary (of a normal recurring nature only) to present fairly the financial position of the Company as of September 30, 1997 and results of operations and cash flows for the stated periods have been included. The Condensed Consolidated Balance Sheet at December 31, 1996, contained herein, was derived from audited financial statements, but does not include all disclosures included in the 1996 Annual Report and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of operating results for the entire year.

NOTE 2 - CHANGE IN ACCOUNTING ESTIMATE

         Subsequent to September 30, 1996, the Company changed its period for amortizing deferred sales commissions from the contingent deferred sales charge period of five years to nine years. The change in the amortizable life of the deferred sales commissions is based on the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments and management's estimate of the average life of investors' in the Company's sponsored mutual funds. Contingent deferred sales charges received by the Company will directly reduce the value of the deferred sales commissions asset.

NOTE 3 - INCOME TAXES

         Estimated effective annual income tax rates differ from statutory rates, primarily due to nondeductible amortization expenses.

NOTE 4 - RECLASSIFICATION

         Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

NOTE 5 - RESTATEMENT OF NET INCOME

         Net income for the nine month period ended September 30,1996 has been restated from a loss of $91,943 to a loss of $142,777. Net income for the three month period ended September 30, 1996 has been restated from a loss of $30,028 to a loss of $42,896. These restatements have been made to include additional expenses not originally reported, net of corresponding reductions in deferred income tax expense.
                                     7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996. (Management's Unaudited Statements of Operations)

Total operating revenues for the nine months ended September 30, 1997 were $2,938,689 representing a 9% increase from the $2,696,388 recorded for the comparable period of 1996. Fee revenues were $2,685,030 in January through September of 1997; (91% of operating revenues) as compared to $2,507,603 for the first nine months of 1996 (93% of operating revenues), representing a 7% increase over the previous period. Commission income totaled $253,659 and $188,785 for the nine months ended September 30, 1997 and 1996 respectively, a $64,874 increase between periods. The increase in fee revenues in the nine months of 1997 from the same period in 1996 can be attributed to a combination of modest growth in the funds under the Company's management due to marketing efforts by the Company and increases in fee rates charged to the funds.

With an anticipated increase in marketing efforts for the Ranson Managed Portfolios (front load fund group) including the introduction of The Illinois Municipal Fund this October, the anticipates a greater rise in fund growth and a corresponding increase in fee revenues and underwriting commissions moving forward. Additional fee rate increases also are expected to contribute to rising operating revenues of a greater magnitude in the next twelve months.

Over a longer time period, another source of revenue growth could come from ND Resources, Inc., a wholly-owned subsidiary and registered transfer agent. Currently, ND Resources, Inc. serves as transfer agent and accounting services agent for the nine mutual funds managed by ND Holdings, Inc. ND Resources, Inc. will expand its offering of services to outside fund groups. While ND Resources, Inc. will begin aggressively promoting its services in 1998, it is unlikely ND Holdings, Inc. will see a material impact on revenues in the next twelve months.

Operating expenses for the nine months ended September 30, 1997 decreased
13% from the same period of 1996 from $2,861,719 to $2,501,019. Compensation and benefits at $610,166 and $685,652, respectively, comprise 21% and 27%, of total operating expenses for the 1996 and 1997 nine month periods. Considering the additional assets now being managed, the addition of The Oklahoma Municipal Fund, and preparation and promotion of ND Resources, Inc.'s services, compensation and benefit expenses increased reasonably from the same period of 1996. General and administrative expenses decreased $91,098 from $1,097,936 in the first nine months of 1996 to $1,006,838 in the nine months ended September 30, 1997. The decrease can be attributed to the fact that during part of the period ended September 30, 1996, transfer agent services for the Ranson Managed Portfolios were being provided by an external agent. The cost of these services during the period amounted to $134,000 and were paid by ND Holdings, Inc. on behalf of the funds. Prior to the end of the period, the services were brought in house, resulting in considerable savings in the current period.

A significant expense item is "deferred sales costs recognized." During the nine month period ended September 30, 1997, the expense was $400,923 compared to $751,908 for the same period of 1996, representing a decrease of 47%. The decrease is accounted for by a change in accounting estimate. Subsequent to

September 30, 1996, the Company changed its period for amortizing capitalized sales commissions paid on back load funds from the contingent deferred sales charge period of five years to nine years. The change in the amortizable life of the deferred sales commissions is based on the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments and management's estimate of the average life of investors' in the Company's sponsored mutual funds. Contingent deferred sales charges received by the Company will directly reduce the value of the deferred sales commissions asset.

Interest expense declined $34,271 from $119,467 in the first nine months of 1996 to $85,196 in the nine months ended September 30, 1997. This decrease is the result of a paydown of existing debt using cash flows from operating activities.

Operating expenses will likely begin to rise at a moderate pace. In addition to the normal trend of higher operating expenses associated with inflation and normal growth, deferred sales costs recognized will probably see a slight increase due to additional amortization of newly capitalized sales commissions.

Interest expense will likely increase as a result of a current intrastate offering of up to $10,000,000 in 10% debenture certificates. The proceeds of the certificates may be used for developing mutual fund assets under the company's management, potential acquisitions of related businesses, potential repayment of existing bank debt, stock buyback at the board of directors discretion in an amount up to $2,000,000, and to exercise an option to purchase the office building currently being leased. The above uses of the debenture proceeds should result in either increased revenues or reduced expenses. To date the company has closed on $300,000 of the intrastate offering. There can be no assurance that the maximum amount will be sold.

Compensation and benefits and general and administrative expenses will increase as a result of the increase in marketing efforts for the Ranson Managed Portfolios and the introduction of The Illinois Municipal Fund. Additionally, as ND Resources, Inc. is preparing to attract outside fund business as transfer and accounting services agent, additional operating expenses will be incurred.

The Registrant recorded "other income" of $18,631 in the nine month period ended September 30, 1997 compared to $86,735 in the same period of 1996. The reduction is due to a decline of $37,318 in interest and dividend income as a result of the use of capital in January, 1996 to purchase The Ranson Company as well as the absence of any trading securities gains in the current period as opposed to a gain of $23,688 in the first nine months of 1996.

As a result of the above stated factors, the Registrant reported net income before income tax expense of $456,301 for the nine months ended September 30, 1997 versus a net loss before income tax expense of $78,596 for the comparable period of 1996, a $534,897 increase. Deferred income tax expense was $295,741 for the current nine month period versus $64,181 for the first nine months of 1996. Estimated effective annual income tax rates differ from statutory rates, primarily due to nondeductible amortization expenses. Net income after deferred income tax expense was $160,560 for the period ending September 30, 1997 compared to a net loss of $142,777 for January 1996 through September 1996, a $303,337 increase in net income.

Net income per share was $0.02 for the nine months ended September 30, 1997 compared to the $0.02 loss per share recorded in the comparable prior year period.

Liquidity and Capital Resources

The company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, investing, and financing activities during any given period.

Net cash flows provided by operating activities increased to $360,383 in the nine months ended September 30, 1997 versus $153,565 for the same period in 1996. The increase was primarily due to an increase in revenues of $242,301.

Net cash flows used by investing activities were $79,297 in January through September of 1997 as compared to $5,649,071 for the first nine months of 1996. In the current period, activities included the purchase of equipment of $36,546 and an increase in other assets of $42,751, whereas in the comparable period of 1996 the main component of cash used by investing activities was $5,722,455 used for the purchase of the investment advisory agreement and covenant not compete contract in conjunction with the acquisition of The Ranson Company.

Net cash used by financing activities for the nine months ended September 30, 1997 was $175,452 compared with net cash provided by financing activities in the prior year period of $1,035,400. In the first nine months of 1996, net cash flow provided by financing activities was mainly the result of a short-term note of $1,500,000 used to facilitate the purchase of The Ranson Company, less payments of $400,000 made on that note. Additional payments totaling $549,240 on the note were made in the current period from operating cash flows and proceeds of $300,000 from the current intrastate debenture offering. It is anticipated the remainder of the short-term debt will be paid off with proceeds of the debenture offering. The debentures have a maturity of five years from their respective dates of issue which will result in a replacement of existing short-term debt with long-term debt and a resulting improvement in liquidity. Other financing activities in the current period included proceeds (net of selling shareholders and issue costs) of a best efforts offering of the Company's common stock totaling $124,788.

As a result of the cash flow provided by operating activities of $360,383 less cash used by investing and financing activities of $79,297 and $175,452, respectively, the Company generated a net increase in cash and cash equivalents in the first nine months of 1997 of $105,634 versus a decrease in the prior year period of $4,460,106.

Cash and cash equivalents at September 30, 1997 totaled $273,546.

Although the Company has historically relied upon sales of its common stock for liquidity and growth, the Company is currently generating positive cash flows from operations. Management believes that its current cash flows will be sufficient to meet the financing needs of the Company's present operations.

                        ND HOLDINGS, INC. AND SUBSIDIARIES

PART II-OTHER INFORMATION

Item 6:       Exhibits and Reports on Form 8-K

     (a) Exhibits

         EX-27     Financial Data Schedule

                        ND HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     /s/ Robert E. Walstad                                 November 14, 1997
Robert E. Walstad                                          Date
President and Chairman of the Board


     /s/ Dan Korgel                                        November 14, 1997
Dan Korgel                                                 Date
Chief Financial Officer

                        ND HOLDINGS, INC. AND SUBSIDIARIES

          Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended September 30, 1997

EXHIBITS

  EX-27     Financial Data Schedule