Form 10KSB
period 1997-12-31
ND HOLDINGS INC
filed 1998-03-31
CIK 944696

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, DC 20549

FORM 10-KSB
for Annual Report Under Section 13
or 15(d) of the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1997
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

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 1997 were $4,046,322.

On March 31, 1998, there were 8,139,187 shares of the Registrant's common stock, outstanding.

Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1998 are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:    YES  _____    NO __X__



                                PART I

Item 1.  Description of Business

DEVELOPMENT OF BUSINESS

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of five (5) open-end investment companies including ND Tax-Free
Fund, Inc., ND Insured Income Fund, Inc., Montana Tax-Free Fund, Inc.,
South Dakota Tax-Free Fund and Integrity Fund of Funds, Inc.  Ranson
Managed Portfolios consists of one open-end investment company containing five (5) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, The Oklahoma Municipal Fund and The Illinois Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing of shareholder services, fund accounting and other administrative services offered by ND Resources, Inc. ("ND Resources") to fund groups in the United States.

As of December 31, 1997, total assets under management in the Funds was approximately $350 million, compared to approximately $334 million as of December 31, 1996 and approximately $131 million as of December 31, 1995.

The Company has been engaged in the financial services business since 1987.
The Company was incorporated September 22, 1987 as a North Dakota corporation by Robert E. Walstad, current President of the Company.
The Company's offices are at 1 North Main Street, Minot, North Dakota 58703.
As of December 31, 1997, the Company had 23 full-time employees and 1 part-time employee, consisting of officers, investment management, distribution, shareholder services, data processing, accounting and clerical support staff.

On January 5, 1996, the Company consummated the acquisition (the "Ranson Acquisition") of substantially all of the assets and liabilities of The Ranson Company, Inc., a corporation organized under the laws of the state of Kansas and based in Wichita, Kansas. The Ranson Company, Inc. provided investment management and related services to the Ranson Managed Portfolios through its subsidiary, Ranson Capital Corporation ("Ranson"), a registered investment advisor and registered broker/dealer.  Ranson Managed Portfolios is an open-end investment company registered with the Securities and Exchange Commission (the "SEC"). At the time of the Ranson Acquisition, Ranson Managed
Portfolios consisted of three funds:   The Kansas Municipal Fund, The Kansas
Insured Intermediate Fund and The Nebraska Municipal Fund, totaling approximately $184 million in assets under management. Subsequent to the Ranson Acquisition, the Company has managed Ranson Managed Portfolios on a unified basis with its other business. The purchase price paid at the closing of the Ranson Acquisition was $6.2 million and was funded through a combination of existing cash on hand and bank debt in the amount of approximately $1.5 million.

THE COMPANY'S SUBSIDIARIES

The Company's principal line of business is providing investment management, distribution, shareholder services, accounting and related services to the Funds. As a result, the Company is economically dependent on the Funds for substantially all of its revenue and income. The business is conducted through the wholly-owned subsidiary companies described below. Revenues generated by the subsidiaries are derived primarily from fees based on the level of assets under management.

ND Money  Management, Inc.

ND Money Management, Inc. ("ND Money Management") is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act"). ND Money Management provides investment advisory services under investment advisory agreements with ND Tax-Free Fund, ND Insured Income Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund and Integrity Fund of Funds. As of December 31, 1997, ND Money Management managed approximately $ 163.2 million, representing approximately 47% of the Company's total assets under management.

ND Capital, Inc.

ND Capital, Inc. ("ND Capital") is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). As principal underwriter and distributor for ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund, ND Capital earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by each such Fund and contingent deferred sales charges ("CDSCs") from shareholders of such Funds if they redeem their shares within 5 years after their purchase. As principal underwriter for ND Insured Income Fund, ND Capital earns front-end sales loads ("FESLs") in connection with sales of such Fund's shares effected by ND Capital's sales representatives and the underwriter's portion of FESLs in connection with sales of such Fund's shares effected by other broker-dealers. As principal underwriter for Integrity Fund of Funds, ND Capital earns CDSCs from shareholders of such Funds if they redeem their shares within 5 years after their purchase. ND Capital also earns commission revenue in connection with sales of shares of outside mutual funds and in connection with effecting other securities transactions.

Ranson Capital Corporation

Ranson Capital Corporation ("Ranson") is registered with the SEC as an investment advisor and a broker-dealer. It is also a member of the NASD. Ranson provides investment advisory services to the Ranson Managed Portfolios under an investment advisory agreement. As of December 31, 1997, Ranson managed approximately $186.7 million in assets, representing approximately 53% of the Company's total assets under management. Ranson also serves as principal underwriter for the Ranson Managed Portfolios and earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Ranson Managed Portfolios and the underwriter's portion of FESLs in connection with sales of shares of the Ranson Managed Portfolios effected by other broker-dealers.

ND Resources, Inc.

ND Resources, Inc. ("ND Resources") is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934. ND Resources provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the Funds. ND Resources also provides business management services, including fund accounting, compliance and other related administrative activities for the Funds.
ND Resources is compensated for providing these services under agreements with each Fund, and is reimbursed for out-of-pocket expenses.

Over the last 12 months, ND Resources has been investing in technology, systems and personnel to enable it to offer its services to outside fund groups. ND Resources recently commenced marketing these services and expects to continue to do so in 1998. As of February 28, 1998, ND Resources was not providing any services to outside fund groups.

DESCRIPTION OF BUSINESS

Investment Advisory Services

ND Money Management and Ranson act as the investment advisor to the Integrity Mutual Funds and Ranson Managed Portfolios, respectively, pursuant to investment advisory agreements with such Funds. ND Money Management and Ranson generally supervise and implement the Funds' investment activities, including deciding which securities to buy and sell. They also decide which broker-dealers through, or with which, to effect Fund securities transactions.

Generally, each Fund pays ND Money Management or Ranson an investment advisory fee payable monthly based on the Fund's net assets. Annual investment advisory fees under the various investment advisory agreements are 0.50% of assets under management in the case of Ranson Managed Portfolios, 0.90% of assets under management in the case of Integrity Fund of Funds and 0.60% of assets under management for the remaining Funds managed by ND Money Management. Investment advisory fees are generally voluntarily waived or reduced, and other Fund expenses may be absorbed by the investment advisor, for a period of time to ensure that the Funds have competitive fee structures.

The investment advisory agreements pursuant to which ND Money Management and Ranson provide investment advisory services continue in effect for successive annual periods as long as such continuance is approved annually by (a) either
(i) a majority vote cast in person at a meeting of the relevant Fund's Board of Directors called for that purpose, or (ii) a vote of the holders of a majority of the relevant Fund's outstanding voting securities, and (b) a majority of the relevant Fund's directors who are not parties to the investment advisory agreement or interested persons of the Funds or the Company within the meaning of the Advisers Act.

Either party may terminate the investment advisory agreement without penalty after specified written notice. Each investment advisory agreement also automatically terminates in the event of its "assignment" as defined in the Advisers Act. The termination of one or more investment advisory agreements between ND Money Management or Ranson and the Funds would have a material adverse impact on the Company. To date, no such investment advisory agreements have been terminated.

Investment advisory fees constituted 46% of the Company's consolidated revenues in 1997.

Transfer Agency, Dividend Disbursement and Administrative Services

Additional transfer agency, dividend disbursement and other shareholder administrative services are provided to the Funds by ND Resources.
ND Resources receives fees from the Funds for providing such services. As of December 31, 1997 such fees ranged from 0.09% per annum of assets under management to 0.16% per annum of assets under management, depending on the size of the Fund. In addition, ND Resources provides accounting services to the Funds for which it charges a base fee and an asset based charge ranging from 0.01% to 0.05% per annum of assets under management depending on the size of the Fund.

Distribution of Fund Shares

ND Capital acts as the principal underwriter and distributor of shares of ND Tax-Free Fund, ND Insured Income Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund and Integrity Fund of Funds pursuant to distribution agreements with such Funds. Pursuant to distribution agreements, Ranson acts as the principal underwriter and distributor of shares of the Ranson Managed Portfolios. The distribution agreements generally provide that ND Capital and Ranson shall distribute Fund shares and pay the expenses thereof. Fund shares are sold primarily by broker-dealers with whom ND Capital and Ranson Capital have entered into dealer sales agreements. ND Capital also sells a limited number of Fund shares directly to investors.

Shares of ND Insured Income Fund and of the Ranson Managed Portfolios are sold subject to FESLs ranging from maximums of 2.75% (with respect to Kansas Insured Intermediate Fund) to 4.25% (with respect to each of the other Ranson Managed Portfolios) to 4.5% (with respect to ND Insured Income Fund) of the public offering price. The applicable FESL is reduced as the amount invested increases and is waived for certain categories of investors. ND Capital or Ranson (as applicable) earns the underwriter's portion of the FESL in connection with sales of such Funds' shares effected by other broker-dealers.

Shares of ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund and Integrity Fund of Funds are not subject to a FESL at the time of purchase but are subject to a maximum CDSC of 4% with respect to all of such Funds (except for Integrity Fund of Funds) and 1.5% with respect to Integrity Fund of Funds of the amount redeemed if shares are redeemed within 5 years after their purchase. The CDSC is not imposed on shares redeemed after such 5 year period. The CDSC imposed by ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund ranges in steps from 4% during the first 2 years to 1% during the 5th year after the purchase date. The entire CDSC is earned by ND Capital in connection with redemptions subject to the CDSC.

Each of the Funds (other than Kansas Insured Intermediate Fund, ND Insured Income Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which ND Capital or Ranson (as applicable) earns Rule 12b-1 fees in connection with its distribution of Fund shares. Rule 12b-1 fees range from
 .25% per annum of the Fund's average net assets (with respect to the applicable Ranson Managed Portfolios) to .75% per annum of the Fund's average net assets (with respect to Montana Tax-Free Fund and South Dakota Tax-Free Fund) to .85% per annum of average net assets (with respect to ND Tax-Free Fund). ND Capital currently waives Rule 12b-1 fees for ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund in excess of .50% per annum. ND Capital and Ranson (as applicable) currently pay other broker-dealers 12b-1 shareholder servicing fees of between .10% and .20% per annum on shareholder accounts of such broker-dealers. ND Capital retains Rule 12b-1 fees in excess of such amounts.

The Plans are established for an initial term of one year. Thereafter, they must be approved annually by the Board of Directors, including a majority of the disinterested directors, of each Fund. Each Plan is subject to termination at any time by a majority of the Fund's disinterested directors or by the Fund's shareholders.

FESL, CDSC and Rule 12b-1 revenues constituted 26% of the Company's consolidated revenues in 1997.

Brokerage Commissions

ND Capital also earns commission revenue in connection with sales of shares of outside mutual funds and when acting as a broker in effecting other securities transactions. Commission revenue constituted 11% of the Company's consolidated revenues in fiscal 1997.

GENERAL FUND DESCRIPTION

Set forth in the table below is a description of each of the Funds including its name, inception date and investment objective.

Name of Fund                         Inception Date                     Investment Objective
---------------------------------------------------------------------------------------------------------------
ND Tax-Free Fund                     January 3, 1989     Provide as high a level of current income exempt from
                                                         federal and North Dakota income taxes as is consistent
                                                         with the preservation of capital.

ND Insured Income Fund               March 19, 1991      Provide as high a level of current income as is consistent with prudent investment management, preservation of
                                                         capital, and ready marketability of its portfolio.

Montana Tax-Free Fund                August 12, 1993     Provide as high a level of current income exempt from
                                                         federal and Montana income taxes as is consistent
                                                         with the preservation of capital.

South Dakota Tax-Free Fund           April 5, 1994       Provide as high a level of current income exempt from
                                                         federal and South Dakota income taxes as is consistent
                                                         with the preservation of capital.

Integrity Fund of Funds              January 1, 1995     Provide long-term capital appreciation and growth of income.

Ranson Managed Portfolios            November 15, 1990   Provide as high a level of current income exempt from
The Kansas Municipal Fund                                federal and Kansas income taxes as is consistent
                                                         with the preservation of capital
          .
Ranson Managed Portfolios            November 23, 1992   Provide as high a level of current income exempt from
The Kansas Insured                                       federal and Kansas income taxes as is consistent
 Intermediate Fund                                       with the preservation of capital.

Ranson Managed Portfolios            November 17, 1993   Provide as high a level of current income exempt from
The Nebraska Municipal Fund                              federal and Nebraska income taxes as is consistent
                                                         with the preservation of capital.

Ranson Managed Portfolios            September 25, 1996  Provide as high a level of current income that is exempt
The Oklahoma Municipal Fund                              from both federal income tax and, to the extent indicated,
                                                         Oklahoma income tax as is consistent with preservation
                                                         of capital.

Ranson Managed Portfolios            October 11, 1997    Provide as high a level of current income that is exempt
The Illinois Municipal Fund                              from both federal income tax and, to the extent indicated,
                                                         Illinois income tax as is consistent with preservation
                                                         of capital.

Recent Fund Developments

ND Insured Income Fund commenced operations on March 19, 1991. As of December 31, 1997, the Fund had $2.2 million in assets under management.
For the period from inception through January 31, 1997, ND Money Management voluntarily agreed to waive investment advisory fees and/or absorb Fund expenses so as to ensure that annual Fund expenses, including the investment advisory fee, did not exceed certain levels. Effective February 1, 1998, the Company, the Fund's sponsor and parent company of ND Money Management, the Fund's investment advisor, determined to no longer waive investment advisory fees and/or absorb Fund expenses. Shareholders of the Fund were informed of this decision. Only a nominal amount of assets remains in the Fund. The Company expects that the Fund will complete a plan of liquidation and close. This is expected to have a favorable, though immaterial, effect on the net income of the Company as the Company will no longer be absorbing expenses in excess of fee revenue collected from the Fund.

REGULATION

Virtually all aspects of the Company's businesses are subject to various complex and extensive federal and state laws and regulations. The Company's subsidiaries are registered with various federal and state government agencies and the NASD, a self-regulatory industry organization. Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company's subsidiaries (including compliance with minimum net capital requirements), record-keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees. The Funds are also subject to extensive regulation under the Investment Company Act of 1940 and, with ND Money Management and Ranson, are subject to periodic examinations by the Securities and Exchange Commission. Federal and state laws and regulations grant these regulatory agencies broad powers, including the power to limit or restrict the Company from carrying on its business if it fails to comply with such laws and regulations. In such an event, the possible sanctions that may be imposed include the suspension of individual employees, restrictions on the Company's engaging in business for specified periods of time, the revocation of the investment advisor, broker dealer or transfer agent registrations, expulsions, censures and/or fines.

Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson and the Funds, which must respond to the SEC's comments by May 15, 1998, are currently reviewing and working to resolve such comments. There can be no assurance at this time that the resolution of one or more of the SEC's comments would not have a material adverse effect on the business or financial condition of the Company. The Company is already incurring, and anticipates that it will continue to incur, additional legal and compliance costs in the future to ensure ongoing compliance with applicable regulatory requirements, although the extent of such additional costs is not presently determinable.

To the extent that existing or future regulations affecting the sale of Fund shares or their investment strategies cause or contribute to reduced sales of Fund shares or impair the investment performance of the Funds, the Company's aggregate assets under management and its revenues might be adversely affected.

Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment Company shares sold through brokers. The effect of the rule might be to limit the amount of fees that could be paid pursuant to a Fund's 12b-1 Plan in a situation where a Fund has no, or limited, new sales for a prolonged period of time.

The officers, directors and employees of the Company may from time to time own securities that are also owned by one or more of the Funds. The Company's internal policies with respect to individual investments by employees, including officers and directors who are employed by the Company, require prior clearance and reporting of some transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest.

COMPETITION

The financial services industry is highly competitive. Industry sources indicate that there are approximately 6,800 open-end investment companies of varying sizes, investment objectives and policies which offer their shares to the investing public in the United States.  Since its inception, the Company has competed with numerous larger, more established mutual fund management organizations. The Company is also in competition with the financial services and investment alternatives offered by stock brokerage firms, insurance companies, banks, savings and loans associations and other
financial institutions, as well as investment advisory firms.    The Company
sells Fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares.
This competition may place pressure on the Company to reduce the FESCs and CDSCs charged upon the sale or redemption of Fund shares. However, reduced sales loads would make the sale of Fund shares less attractive to the broker -dealers upon whom the Company depends for the distribution of Fund shares.
In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of Fund shares which could have a material adverse effect on the Company's earnings.

Item 2    Description of Property

The offices for the Company and each of its subsidiaries are located at 1 North Main, Minot, North Dakota in approximately 10,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires on approximately May 31, 2001 with an option to renew for an additional five years. The Company also has an option to purchase the building at any time during the term of the lease.

Item 3    Legal Proceedings

None.

Item 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.


                               PART II

Item 5    Market for Common Equity and Related Stockholder Matters

Information About the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol NDHI. The Company's stock began trading on the OTC Bulletin Board on November 7, 1997. On December 31, 1997, the closing price of the Company's Common Stock on the OTC Bulletin Board was $1.97 per share.
At March 25, 1998, there were approximately 589 shareholders of record. In addition, the Company estimates that there are approximately 394 beneficial shareholders whose shares are held in street name.

The following table sets forth the high and low bid prices for the Company's Common Stock provided by The NASDAQ Stock Market, Inc.


                                    1997 Fiscal Year
                                  -------------------
Quarter                           High            Low
--------------------------------------------------------
November 7 (Commencement of
  trading) - December             2.50            1.19

The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to December 9, 1997, there was only one market maker for the Company's Common Stock.
The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

ND Holdings derives substantially all of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds. The majority of the Company's assets under management consist of single-state municipal funds for the states of North Dakota, South Dakota, Montana, Kansas, Nebraska, and Oklahoma.

The Ranson Acquisition, which was completed on January 5, 1996, was accounted for using the purchase method of accounting. To finance the Ranson Acquisition, the Company incurred debt of $1,500,000 under a bank loan from First Western Bank and Trust (the "Loan"), utilized available cash and sold investment assets.
Under the purchase method, the purchase resulted in the recording of approximately $5.6 million in intangible assets, $300,000 of which, was allocated to a covenant not to compete. The Ranson Acquisition significantly affected the comparability of prior year results of operations and financial condition of the Company beginning in 1996. As a result of the Ranson Acquisition, the Company experienced a significant increase in assets under management in 1996 and, correspondingly, revenue and expense from these operations. Interest expense and amortization of intangible assets associated with the acquisition also increased significantly. As amortization of a significant portion of these intangibles is not deductible for tax purposes, income tax expense also increased significantly as a result of the Ranson Acquisition.

Commencing in 1996, the Company changed the period over which it amortizes deferred sales commissions on sales of Fund shares subject to CDSCs from five to nine years. This accounting change had a material positive impact on the Company's net income and financial condition for 1996 and further affected the comparability of results of operations and financial condition of the Company beginning in 1996.

ASSETS UNDER MANAGEMENT
By Investment Objective
In Millions

As of December 31,                           1997      1996      1995
----------------------------------------------------------------------

FIXED-INCOME
Tax-Free                                   $ 330.3   $ 320.1   $ 123.7
Taxable (Corporate/Government)                 2.2       2.7       3.0
----------------------------------------------------------------------

TOTAL FIXED-INCOME                         $ 332.5   $ 322.8   $ 126.7
----------------------------------------------------------------------

EQUITY
Fund of Funds                              $  17.4   $  11.4   $   4.4
----------------------------------------------------------------------

TOTAL EQUITY                               $  17.4   $  11.4   $   4.4
----------------------------------------------------------------------

TOTAL INTEGRITY MUTUAL FUNDS               $ 349.9   $ 334.2   $ 131.1
----------------------------------------------------------------------

The Company's revenues depend primarily upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management grew by $15.7 million (4.7%) and $203.1 million (154.9%) in 1997 and 1996, respectively during these years. Fixed-income assets grew by 3.0% and 154.8%, respectively, during these years, and represented 96.6% and 95.0% of total assets under management at the respective year ends. The addition of the Ranson Managed Portfolios due to the Ranson Acquisition contributed $184.0 million to the 1996 growth in this category. Equity assets grew 159.1% and 52.6% in 1997 and 1996, respectively, and represented 3.4% and 5.0% of total assets under management at the end of 1997 and 1996, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Consolidated Statements of Operations of ND Holdings, Inc. and the percentage change in those amounts from period to period.



                                                                                               Percent Increase
                                                                                                  (Decrease)
                                                                                               ----------------
                                             1997              1996              1995           1997     1996
                                        -----------------------------------------------------------------------
OPERATING REVENUES
   Fee income                           $   3,604,334     $   3,114,995     $   1,327,302       16%      135%
   Commissions                                441,988           302,619            78,014       46%      288%
                                        -----------------------------------------------------------------------
   Total operating revenue              $   4,046,322     $   3,417,614     $   1,405,316       18%      143%
                                        -----------------------------------------------------------------------
OPERATING EXPENSES
   Compensation and benefits            $     943,481     $     758,864     $     589,399       24%       29%
   General and administrative expenses      1,365,845         1,514,300           664,084      (10)%     128%
   Sales commissions amortized                546,675           464,050           808,286       18%      (43)%
   Depreciation and amortization              451,431           419,398            27,729        8%    1,412%
                                        -----------------------------------------------------------------------
   Total operating expenses             $   3,307,432     $   3,156,612     $   2,089,498        5%      (51)%
                                        -----------------------------------------------------------------------
OPERATING INCOME (LOSS)                 $     738,890     $     261,002     $    (684,182)     183%       138%
                                        -----------------------------------------------------------------------
OTHER INCOME (EXPENSES)
   Investment and other income          $      23,863     $     160,595     $     176,669      (85)%      (9)%
   Interest expense                          (118,311)         (161,197)          (27,948)     (27)%      477%
                                        -----------------------------------------------------------------------
   Total other income (expense)         $     (94,448)    $        (602)    $     148,721  (15,589)%    (100)%
                                        -----------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAX (EXPENSE) BENEFIT                $     644,442     $     260,400     $    (535,461)     147%       149%

INCOME TAX(EXPENSE) BENEFIT
                                             (415,042)         (216,029)          162,400       92%     (233)%
                                        -----------------------------------------------------------------------
NET INCOME (LOSS)                       $     229,400     $      44,371     $    (373,061)     417%      112%
                                        =======================================================================
NET INCOME (LOSS) PER SHARE             $        0.03     $        0.01     $       (0.05)     200%      120%

Net income and earnings per share for 1997 increased by 417% and 200%, respectively, primarily as a result of increased fee revenues. Net income and earnings per share turned positive in 1996 primarily due to the combined effect of increased fee revenues as a result of the large increase in assets under management following the Ranson Acquisition and the change in accounting estimate of the period for amortization of deferred sales commissions from five to nine years.

For the years presented, ND Money Management, ND Capital and Ranson waived or reimbursed fund fees and expenses pursuant to voluntary fee waiver and expense reimbursement arrangements. The Company incurred and paid each fund's expenses (with such expenses being reflected as expenses on the Company's consolidated income statement). Each fund's expenses were periodically paid by the applicable fund in an amount equal to the fund's gross expenses net of expenses voluntarily absorbed by the Company (with the net payments being reflected as income on the Company's consolidated income statement). Commencing in 1998, fund expenses will be incurred and paid directly by the funds. ND Money Management, Ranson and ND Capital will fulfill their voluntary waiver and reimbursement arrangements through voluntary waivers of investment advisory and/or Rule 12b-1 fees and reimbursement of expenses. While these accounting changes will not have any impact on the Company's consolidated net income, they will cause consolidated revenues and expenses to be lower than they otherwise would have been in the absence of such accounting changes. Had these changes been adopted in 1995, operating revenues would have been $3,379,358, $2,903,250 and $1,192,626 for 1997, 1996 and 1995 respectively, a decrease of $666,964,
$514,364 and $212,690, for 1997, 1996 and 1995, respectively and general and administrative expenses would have been $698,881 , $999,936 and $451,394 for 1997, 1996 and 1995 respectively, a decrease of $666,964, $514,364 and
$212,690, for 1997, 1996 and 1995, respectively.

OPERATING REVENUES

Total operating revenues at December 31, 1997 were $4 million, an increase of 18% from $3.4 million at December 31, 1996. Fee revenues increased 16% and 135% respectively, in 1997 and 1996. The increase in 1997 resulted primarily from reduced fee waivers, reductions in voluntary fee waivers and expense reimbursements and, to a lesser extent from increased assets under management. The 1996 increase was principally due to an increase in assets under management from the Ranson Acquisition.


Commission income includes underwriting fees associated with sales of the FESL funds, commissions earned by registered representatives of ND Capital, the Company's broker-dealer subsidiary, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. ND Capital may cease acting as agent to the Funds for the purchase of investment securities in fiscal 1998. Commission income increased 46% and 288% in 1997 and 1996, respectively. The increase in 1997 was due to an increase in underwriting fees from higher sales of the FESL Funds as well as increases in commissions earned by ND Capital when acting as agent for the purchaser or seller of a security. The increase in 1996 was due primarily to a large increase in underwriting fees as a result of the addition of Ranson Managed Portfolios.

OPERATING EXPENSES

Total operating expenses increased 5% and 51% in 1997 and 1996, respectively.

Compensation and benefits increased 24% and 29% in 1997 and 1996, respectively. The increase in 1997 resulted primarily from an increase in the number of Fund marketing representatives in an effort to increase Fund growth, as well as from an increase in employees in preparation of offering transfer agent and accounting services to outside fund groups. The increase in 1996 was largely due to the expansion of operations as a result of the Ranson Acquisition.

General and administrative expenses decreased 10% in 1997 and increased 128% in 1996. The decrease in 1997 occurred as a result of transfer agent services for Ranson Managed Portfolios (which were paid by the Company on behalf of Ranson Managed Portfolios) being provided in-house by ND Resources for the entire year, while during part of 1996, a third party provided the services. The increase in 1996 was largely due to the expansion of operations as a result of the Ranson Acquisition. The Company anticipates that it will incur additional legal and compliance costs in future years to ensure ongoing compliance with applicable regulatory requirements, although the extent of such additional costs is not presently determinable.

The Company has assessed the impact of year 2000 issues on its computer systems and applications and believes that its systems are year 2000 compliant. Currently, the Company is in the process of evaluating the readiness of vendors upon which it relies, such as custodian banks and the National Securities Clearing Corporation. As a result, management is not in a position to fully estimate the costs associated with year 2000 issues and their impact on the Company's business or financial condition.

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL (primarily the Integrity Mutual Funds) are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions. Amortization of deferred sales commissions increased 18% in 1997 and decreased 43% in 1996. The increase in 1997 is due to an increase in capitalized sales commissions paid on Funds subject to CDSCs. The decrease in 1996 is accounted for by a change in accounting estimate. In 1996, the Company changed its period for amortizing capitalized sales commissions paid on Funds subject to CDSCs from five years to nine years. The net effect of the change in income before income tax on 1996 was an increase of $356,243.

Depreciation and amortization increased 8% and 1,412% in 1997 and 1996, respectively. The increase in 1997 was due to an increase in equipment purchases as a result of management's commitment to technology and systems to better service its funds and position itself to provide services to potential outside fund clients. The large increase in 1996 reflected the addition of the amortizable intangible assets of approximately $5.6 million as a result of the Ranson Acquisition, of which $300,000 was allocated to a covenant not to compete and the balance was allocated to the investment adviser's agreement.

OTHER INCOME (EXPENSES)

Investment and other income declined in 1997 due to a decline in interest income as a result of the sale of investments in early 1996 to finance the Ranson Acquisition. Investments and other income also declined in 1996 compared with 1995 as a result of the decline in interest income due to the Ranson Acquisition related sale of investments. This decline was offset somewhat by capital gains of realized in 1996 versus capital losses realized in 1995.

Cash flows of $585,654 from operating activities were used to reduce the Company's debt of $1,500,000 under the Loan. As a result interest expense decreased by $42,886 in 1997. Interest expense increased by $133,249 in 1996 as a result of borrowings under the Line of Credit.

INCOME TAX (EXPENSE) BENEFIT

The Company's effective tax rate differs from the U.S. statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson Acquisition. In 1997 the Company's effective tax rate was 64% and in 1996 it was 83%. The effective tax rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson Acquisition, which has a remaining life of 18 years and the non-compete agreement which has a remaining life of 1 year. The Company is currently reviewing the effects of the Taxpayer Relief Act of 1997. This Act may cause a change in the effective tax rate for future periods.

FINANCIAL CONDITION

At December 31, 1997, the Company's assets aggregated $10.3 million, a decrease of 4% from $10.7 million in 1996, primarily due to the utilization in 1997 of $400,000 of the deferred tax benefit. Stockholders' equity increased to $9.1 million at December 31, 1997 compared to $9.0 million at the end of 1996, primarily as a result of net income of $229,400. Outstanding debt (long-term and short -term) was reduced by $320,000 during 1997, primarily due to payments from operating cash flows and resulted in a reduction of the loan The Company's interest coverage ratio (pretax income before interest expense divided by interest expense) is
6.4 for 1997 as compared to 2.6 for 1996.

Cash provided by operating activities increased to $585,654 in 1997, an increase of $137,798 or 31% from $447,856 in 1996. During the year ended December 31, 1997, the Company used net cash of $150,398 for investing activities of which $100,000 was for the purchase of shares in an affiliated mutual fund and the majority of the remainder was used to purchase new equipment. Net cash flow used by financing activities during the year was $251,565, primarily as a result of the reduction in notes payable and outstanding investment certificates totaling $871,992 offset partially by proceeds (net of selling shareholders and issue costs) of a best efforts offering the Company's Common Stock totaling $124,788 and proceeds of $552,000 from an intrastate debenture offering. During 1997, the Company also purchased $19,932 of its common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to 2,000,000 share of its Common Stock from time to time in the open market.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's liquid assets totaled 452,932, including $351,603 of cash and cash equivalents, as compared to 167,912 all of which represented cash and cash equivalents, at December 31, 1996.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at March 30, 1998 had $600,000 in available borrowings, will provide the Company with sufficient resources to meet its present and reasonably foreseeable cash requirements. Management expects that the principal needs for cash will be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management firms, purchase property currently being leased, repurchase shares of the Company's Common Stock and service debt. In addition, the Company is required under the terms of its debentures, which mature September 1, 2002, to make annual interest payments of approximately $47,000 in March and September.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-K, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in other Company-authorized written or oral statements, the words and phrases "can be", "expects," "anticipates," "may affect," "may depend," "believes," "estimate" or similar expressions are intended to identify "forward-looking -statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, that could cause actual results for future periods to differ materially from those presently anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

The Company derives substantially all of its revenues from fees relating to the management of, and provision of services to, the Funds. The fees earned by the Company are generally calculated as a percentage of assets under management. If the Company's assets under management decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected. Assets under management may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

In seeking to sell Fund shares, and market its other services, the Company operates in the highly competitive financial services industry. The Company competes with approximately 6,800 open-end investment companies which offer their shares to the investing public in the United States. In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loans associations and other financial institutions, as well as investment advisory firms. Most of these competitors have substantially greater resources than the Company. The Company sells Fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESCs and CDSCs charged upon the sale or redemption of Fund shares. However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of Fund shares which could have a material adverse effect on the Company's earnings. The ability of the Company to sell Fund shares may also be affected by general economic conditions including, amongst other factors, changes in interest rates and the inflation rate. Interest and inflation rate changes may particularly impact the flow of money into mutual funds which invest in fixed-income securities. Each of the Funds except Integrity Fund of Funds invests substantially all of its assets in fixed-income securities.

General economic conditions, including interest and inflation rate changes, may also adversely affect the market value of the securities held by the Funds, thus negatively impacting the value of assets under management, and hence the fees earned by the Company. The fact that the investments of each Fund (except Integrity Fund of Funds) are geographically concentrated within a single state makes the market value of such investments particularly vulnerable to economic conditions within such state. In addition, the states in which the investments of the Funds as a group are concentrated are themselves concentrated in certain regions of the United States. The Company's fee revenues may therefore be adversely affected by economic conditions within such regions.

The Company also operates in a heavily-regulated environment. The Company is already incurring additional costs in order to comply with existing regulatory requirements. The need to comply with any future regulatory requirements may place further regulatory burdens on the Company and require the Company to incur additional costs. These additional costs may have a material adverse effect on the Company's earnings.

Sales of Fund shares with FESLs provide current distribution revenue to the Company in the form of the Company's share of the FESLs and distribution revenue over time in the form of 12b-1 payments. Sales of Fund shares with CDSCs provide distribution revenue over time in the form of 12b-1 payments and, if shares are redeemed within 5 years, CDSCs. However, the Company pays commissions on sales of Fund shares with CDSCs, reflects such commissions as a deferred expense on its balance sheet and amortizes such commissions over a period of up to nine years, thereby recognizing distribution expenses. Therefore, to the extent that sales of Fund shares with CDSCs increases over time relative to sales of shares with FESLs, current distribution expenses may increase relative to current distribution revenues in certain periods, which would negatively impact the Company's earnings in such periods. In addition, the Company may need to find additional sources of funding if existing cash flow and debt facilities are insufficient to fund commissions payable to selling broker-dealers on CDSC shares.


Item 7    Financial Statements


                                      ND HOLDINGS, INC. AND SUBSIDIARIES

                                             MINOT, NORTH DAKOTA

















                                     CONSOLIDATED FINANCIAL STATEMENTS

                                                 AS OF

                                     DECEMBER 31, 1997, 1996 AND 1995

                                                  AND

                                       INDEPENDENT AUDITOR'S REPORT







                       INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Directors of
ND Holdings, Inc. and Subsidiaries
Minot, North Dakota 58701

We have audited the accompanying consolidated balance sheets of ND Holdings, Inc. and Subsidiaries (a North Dakota Corporation) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ND Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, in 1996, the Company changed its period for amortizing deferred sales commissions.
The change in the amortizable life of the deferred sales commission is based on the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments and management's estimate of the average life of investors' accounts in sponsored mutual funds.



BRADY, MARTZ & ASSOCIATES, P.C.

February 20, 1998

                              ND HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1997 AND 1996




                                       ASSETS

                                                       1997                 1996
                                                  ----------------------------------
CURRENT ASSETS
  Cash and cash equivalents                       $     351,603        $     167,912
  Securities available-for-sale                         101,329                    0
  Accounts receivable
    - Fees from sponsored mutual funds                  342,134              316,740
    - Other                                                   0               15,909
  Prepaids                                               27,825               22,655
  Deferred tax benefit                                  405,343              440,000
                                                  ----------------------------------
  Total current assets                            $   1,228,234        $     963,216
                                                  ----------------------------------

PROPERTY AND EQUIPMENT                            $     562,776        $     517,316
  Less accumulated depreciation                         239,337              175,981
                                                  ----------------------------------
  Net property and equipment                      $     323,439        $     341,335
                                                  ----------------------------------

OTHER ASSETS
  Deferred sales commissions                      $   3,341,858        $   3,059,344
  Deferred tax benefit                                        0              363,142
  Covenant not to compete (net of accumulated
    amortization of $200,000 for 1997
    and $100,000 for 1996)                              100,000              200,000
  Investment advisory agreements (net of
    accumulated amortization of $554,668 for
    1997 and $267,751 for 1996)                       5,183,671            5,466,559
  Public registration costs                                   0              241,664
  Other                                                 128,958               89,025
                                                  ----------------------------------
  Total other assets                              $   8,754,487        $   9,419,734
                                                  ----------------------------------

TOTAL ASSETS                                      $  10,306,160        $  10,724,285
                                                  ==================================



                           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       1997                1996
                                                  ----------------------------------

CURRENT LIABILITIES
  Service fees payable                            $     101,486        $     108,556
  Accounts payable                                       16,208              184,642
  Other current liabilities                              36,714               16,835
  Current portion of long-term debt                      78,192              132,881
                                                  ----------------------------------
  Total current liabilities                       $     232,600        $     442,914
                                                  ----------------------------------

LONG-TERM LIABILITIES
  Note payable                                    $     430,970        $   1,172,962
  Investment certificates                               105,100              235,100
  Debentures                                            552,000                    0
  Less current portion shown above                      (78,192)            (132,881)
                                                  ----------------------------------
  Total long-term liabilities                     $   1,009,878        $   1,275,181
                                                  ----------------------------------
TOTAL LIABILITIES                                 $   1,242,478        $   1,718,095
                                                  ----------------------------------
STOCKHOLDERS' EQUITY
  Common Stock - 20,000,000 shares
    authorized, no par value; 8,153,187 and
    8,123,586 shares issued and
    outstanding, respectively                     $  10,460,130        $  10,633,367
  Accumulated deficit                                (1,397,777)          (1,627,177)
  Unrealized gain on securities available-
    for-sale                                              1,329                    0
                                                  ----------------------------------
  Total stockholders' equity                      $   9,063,682        $   9,006,190
                                                  ----------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $  10,306,160        $  10,724,285
                                                  ==================================



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED FINANCIAL STATEMENTS

                            ND HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                              1997            1996            1995
                                        ---------------------------------------------
REVENUES
  Fee income                            $   3,604,334   $   3,114,995   $   1,327,302
  Commissions                                 441,988         302,619          78,014
                                        ---------------------------------------------
  Total revenue                         $   4,046,322   $   3,417,614   $   1,405,316
                                        ---------------------------------------------

OPERATING EXPENSES
  Compensation and benefits             $     943,481   $     758,864   $     589,399
  General and administrative expenses       1,365,845       1,514,300         664,084
  Sales commissions amortized                 546,675         464,050         808,286
  Depreciation and amortization               451,431         419,398          27,729
                                        ---------------------------------------------
  Total operating expenses              $   3,307,432   $   3,156,612   $   2,089,498
                                        ---------------------------------------------

OPERATING INCOME (LOSS)                 $     738,890   $     261,002   $    (684,182)
                                        ---------------------------------------------
OTHER INCOME (EXPENSES)
  Interest and other income             $      23,863   $     160,595   $     176,669
  Interest expense                           (118,311)       (161,197)        (27,948)
                                        ---------------------------------------------
  Net other income (expense)            $     (94,448)  $        (602)  $     148,721
                                        ---------------------------------------------

INCOME (LOSS) BEFORE INCOME
  TAX (EXPENSE) BENEFIT                 $     644,442   $     260,400   $    (535,461)

INCOME TAX (EXPENSE) BENEFIT                 (415,042)       (216,029)        162,400
                                        ---------------------------------------------
NET INCOME (LOSS)                       $    229,400    $      44,371   $    (373,061)
                                        =============================================
EARNINGS (LOSS) PER  COMMON SHARE:
  Basic                                 $        .03    $         .01   $        (.05)
  Diluted                               $        .03    $         .01   $        (.04)

SHARES USED IN COMPUTING
  EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                    8,142,820        8,163,140       8,186,437
  Diluted                                  8,533,702        8,475,906       8,499,203



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED FINANCIAL STATEMENTS


                                            ND HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                     Unrealized
                                                                                     Gain (Loss)
                               Number of           Common                           on Securities
                                Common             Stock          Accumulated        Available-
                                Shares             Amount            Deficit          For-Sale             Total
                              --------------------------------------------------------------------------------------
BALANCE,
 JANUARY 1, 1995              7,997,313      $  10,322,387      $  (1,298,487)     $     (125,272)     $   8,898,628

  Common Stock issued           302,085            663,746                  0                   0            663,746

  Purchase of Common Stock     (107,647)          (226,059)                 0                   0           (226,059)

  Net loss                            0                  0           (373,061)                  0           (373,061)

  Change in unrealized
    gain (loss) on securities
    available-for-sale                0                  0                  0             147,172            147,172
                              --------------------------------------------------------------------------------------

BALANCE,
 DECEMBER 31, 1995            8,191,751      $  10,760,074      $  (1,671,548)     $       21,900      $   9,110,426

  Purchase of Common Stock      (68,165)          (126,707)                 0                   0           (126,707)

  Net income                          0                  0             44,371                   0             44,371

  Change in unrealized
    gain (loss) on securities
    available-for-sale                0                  0                  0             (21,900)           (21,900)
                              ---------------------------------------------------------------------------------------

BALANCE,
 DECEMBER 31, 1996            8,123,586      $  10,633,367      $  (1,627,177)     $            0      $   9,006,190

  Common Stock issued            79,203            247,959                  0                   0            247,959

  Purchase of Common Stock      (49,602)          (143,103)                 0                   0           (143,103)

  Registration costs                  0           (278,093)                 0                   0           (278,093)

  Net income                          0                  0            229,400                   0            229,400

  Change in unrealized gain
     (loss) on securities
      available-for-sale              0                  0                  0               1,329              1,329
                              --------------------------------------------------------------------------------------

BALANCE
  DECEMBER 31, 1997           8,153,187      $  10,460,130      $  (1,397,777)     $        1,329      $   9,063,682
                              ======================================================================================



                                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                            CONSOLIDATED FINANCIAL STATEMENTS

                              ND HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                       1997           1996           1995
                                                    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $   229,400    $    44,371    $  (373,061)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                      451,431        419,398         27,729
     Sales commissions amortized                        546,675        464,050        808,286
     Net realized (gain) loss on securities
       available-for-sale                                     0        (23,801)        90,084
     Loss (gain) on sale of equipment                      (249)           230              0
     Net decrease in trading securities                       0              0      2,674,000
     (Increase) decrease in:
       Accounts receivable                               (9,485)      (170,742)       (58,880)
       Accrued interest receivable                            0              0         76,052
       Prepaids                                          (5,170)        22,655)             0
       Deferred sales commissions capitalized          (829,189)      (683,155)      (826,131)
       Deferred tax benefit                             397,799        239,258       (162,400)
       Other assets                                     (39,933)       (39,071)       (44,235)
     Increase (decrease) in:
      Service fees payable                               (7,070)       108,556              0
      Accounts payable                                 (168,434)       120,573         29,438
      Other liabilities                                  19,879         (9,156)         8,352
                                                    -----------------------------------------
  Net cash provided by operating activities         $   585,654    $   447,856    $ 2,249,234
                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                $   (46,768)   $  (347,727)   $   (33,035)
  Proceeds from sale of equipment                           400            800              0
  Purchase of available-for-sale securities            (100,000)             0     (1,421,000)
  Proceeds from sale of
    available-for-sale securities                             0        325,564      2,622,786
  Purchase of covenant not to compete                         0       (300,000)             0
  Purchase of investment adviser's agreements            (4,030)     5,705,220)       (29,090)
  Return of capital from limited partnership unit             0            467            936
                                                    -----------------------------------------
  Net cash provided (used)
     by investing activities                        $  (150,398)   $(6,026,116)   $ 1,140,597
                                                    -----------------------------------------



                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




                                                       1997           1996           1995
                                                    -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing Common Stock
    (net of stock issue costs of  $27,371,
     $-0- and $46,183, respectively)                $   247,959    $         0    $   663,746
  Redemption of Common Stock                           (143,103)      (126,707)      (226,059)
  Public registration costs                             (36,429)      (159,921)       (81,743)
  Increase in notes payable                                   0      1,748,975              0
  Reduction of notes payable                           (741,992)      (576,013)             0
  Redemption of investment certificates                (130,000)       (35,000)       (11,000)
  Debentures issued                                     552,000              0              0
                                                    -----------------------------------------
  Net cash provided (used) by financing activities  $  (251,565)   $   851,334    $   344,944
                                                    -----------------------------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               $   183,691    $(4,726,926)   $ 3,734,775

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                   167,912      4,894,838      1,160,063
                                                    -----------------------------------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                     $   351,603    $   167,912    $ 4,894,838
                                                    =========================================

SUPPLEMENTARY DISCLOSURE OF
 CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                        $   107,682    $   161,578    $    25,235
    Income taxes                                    $     8,876    $         0    $         0

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
 Change in unrealized gain (loss) on
    securities available-for-sale                   $     1,329    $   (21,900)   $   147,172




                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                 CONSOLIDATED FINANCIAL STATEMENTS
                  ND HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1997, 1996 AND 1995




NOTE 1 -     NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and significant accounting policies of ND Holdings, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements.

Nature of operations - ND Holdings, Inc. and Subsidiaries (the Company) was established in September 1987 as a North Dakota corporation. The Company derives its revenue primarily from investment advisory, asset management, underwriting, and transfer agent services to sponsored mutual funds. Located in Minot, North Dakota, the Company is marketing its services throughout the Midwestern United States.

Principles of consolidation - The consolidated financial statements include the accounts of ND Holdings, Inc. and its wholly-owned subsidiaries, ND Money Management, Inc., ND Capital, Inc., ND Resources, Inc., and Ranson Capital Corporation. The acquired Ranson Capital Corporation's operations are included from the acquisition date, January 6, 1996. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Concentrations - The Company derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds, a majority of which are state-specific municipal bond funds. Company revenues are largely dependent on the total value and composition of assets under management, which include state-specific municipal bonds. Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition - Investment advisory fees, transfer agent fees and service fees are recorded as revenues as the related services are provided by the Company to sponsored mutual funds. Commission income is also received for the sale of investments in other mutual funds.

Cash and cash equivalents - The Company's policy is to record all liquid investments with original maturities of three months or less as cash equivalents. Liquid investments with maturities greater than three months are recorded as investments.

Investments - Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. All other marketable securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.

Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

          Equipment                 5-7 years
          Leasehold improvements     40 years

Deferred sales commissions - Sales commissions paid to brokers and dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge, are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions.

Advertising - Costs of advertising and promotion of sponsored mutual funds are expensed the first time that the advertising takes place.

Earnings per common share - The Company adopted Statement of Financial
Accounting Standard No.  128 ("FAS 128"),      Earnings Per Share in 1997.
Restating the prior years earnings per common share to conform to the provisions of this statement resulted in no changes to previous amounts reported as the number of outstanding shares used to calculate both basic and diluted earnings per common share are substantially identical to those used in the prior years. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants. The aggregate weighted average shares outstanding used in computing diluted earnings per common share was 8,533,702 in 1997, 8,475,906 in 1996 and 8,499,203 in 1995.

Covenant not to compete is carried on the books at cost less accumulated amortization computed using the straight-line method over the life of the covenant, which is three years.

Investment adviser's agreements are amortized using the straight-line method over a period of twenty years. The Company has evaluated potential impairments on the basis of the expected future operating cash flows to be derived from these intangible assets in relation to the Company's carrying value and has determined that there is no impairment.

Public registration costs - The Company's costs for registration of its common shares were capitalized until the initial public offering commenced. At that time, the costs were charged to the Common Stock account.

Income taxes - The Company files a consolidated income tax return with its wholly-owned subsidiaries. The amount of deferred tax benefit or expense is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates. Deferred tax benefits are recognized in the financial statements for the changes in deferred tax assets between years.

Reclassification - Certain amounts from 1996 and 1995 have been reclassified to conform with the 1997 presentation.

NOTE 2 -  CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 1997 and 1996 consist of the following:
                                         Current
                           Current       Interest             Amount
                           Maturity        Rate          1997         1996
                           --------------------------------------------------
     Cash in checking      Demand           -         $   12,735   $    2,820
     Dean Witter Money
      Market Accounts      Demand          5.32 %        338,868      165,092
                                                      -----------------------
                                                      $  351,603   $  167,912
                                                      =======================

NOTE 3 -  INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 1997 include:
                                       Gross
                     Aggregate       Unrealized        Aggregate Fair
     1997              Cost         Holding Gains          Value
---------------------------------------------------------------------
     Bond funds     $  100,000     $     1,329           $  101,329
                    ===============================================

Dividends earned on the Company's investments in sponsored mutual funds aggregated $537 in 1997, $3,007 in 1996, and $59,244 in 1995. The Company
recognized a net gain of $23,801 in 1996, and a net loss of $90,084 in 1995 from dispositions and write-downs of fund investments, all of which are reported in the other income (expenses) section of the consolidated statement of operations.

The Company provides services to the Integrity Mutual Funds family of funds which had aggregate net assets under management at December 31, 1997 of approximately $350 million. All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged. The majority of these contracts are subject to periodic review and approval by each of the fund's Board of Directors, Trustees and Shareholders. Revenues derived from services rendered to the sponsored mutual funds were $3,604,334 in 1997, $3,114,995 in 1996, and $1,327,302 in 1995.

Accounts receivable from the sponsored mutual funds aggregated $342,134 and $316,740 at December 31, 1997 and 1996, respectively.


NOTE 4 -  PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of:

                                                1997             1996
                                             ----------------------------
          Office furniture and equipment     $   369,471      $   340,355
          Leased equipment                         9,735            9,735
          Leasehold improvements                 183,570          167,226
                                             ----------------------------
                                             $   562,776      $   517,316
          Accumulated depreciation and
            amortization                         239,337          175,981
                                             ----------------------------
                                             $   323,439      $   341,335
                                             ============================

Depreciation expense totaled $60,437, $50,161 and $19,592 in 1997, 1996 and 1995, respectively.


NOTE 5 -  ACQUISITIONS

On January 5, 1996, the Company completed its acquisition of The Ranson Company, Inc. and its subsidiary (Ranson Capital Corporation), an investment adviser and distributor for Ranson Managed Portfolios. The offices of The Ranson Company, Inc. and its subsidiary have been closed and the operations have been integrated into the Company's subsidiaries. Because The Ranson Company, Inc. was strictly a holding company for its subsidiary with no material assets, liabilities, or operations, other than those involving its investment in its subsidiary, it was dissolved in November, 1996 leaving its subsidiary, Ranson Capital Corporation, wholly-owned by the Company. The acquisition was accounted for as a purchase in which the Company paid $4,696,403 in cash and $1,500,000 from bank borrowings. The operations and financial position of The Ranson Company, Inc. and subsidiary were accounted for in the consolidated financial statements of the Company beginning January 6, 1996. The excess purchase price over the estimated fair value of the assets was $5,565,646 of which $300,000 is for a covenant not to compete, being amortized using the straight-line method over 3 years. The remaining balance represents the value of the investment adviser's agreement, and is being amortized using the straight-line method over 20 years. In addition, the Company paid various other costs totaling $178,750 to complete the acquisition. These costs are also being amortized using the straight-line method over 20 years.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1995. Pro forma results for the year ended December 31, 1996, as if the acquisition had been made on January 1, 1996, are not presented as they would not be materially different from the reported results which include the operations of The Ranson Company, Inc. and subsidiary for the period from January 6, 1996 to December 31, 1996.
                                   (Unaudited)
                                   Year ended
                                December 31, 1995
                                -----------------
          Revenues              $      2,176,973
          Net loss              $       (575,707)
          Loss per share        $           (.07)

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date indicated or what the results of operations may be in any future period.

     During December, 1996, the Company acquired the rights to the investment adviser's agreement to manage the "Heartland Nebraska Tax Free Fund". The costs associated with this acquisition, totaling $293,943, are amortized using the straight-line method over a period of twenty years.

NOTE 6 -  LONG-TERM DEBT

Debt at December 31, 1997 and 1996 was as follows:

                                               Current
                                   Rate        Portion         1997            1996
                                  ----------------------------------------------------
     Long-term debt:
       Revolving loan              9.50%     $       0     $   425,128     $ 1,164,240
       Investment certificates    10.00%        75,000         105,100         235,100
       Capital lease obligations   7.11%         3,192           5,842           8,722
       Debentures                 10.00%             0         552,000               0
                                             -----------------------------------------
       Totals                                $  78,192     $ 1,088,070     $ 1,408,062
                                             =========================================

A summary of the terms of the current long-term debt agreements follow:

Revolving loan - Effective January 5, 1996, the Company obtained a $1,500,000 loan from First Western Bank and Trust. Interest is charged on outstanding amounts at the prime rate (8.50% at December 31, 1997) plus 1% per year, payable monthly. The principal is due in full in January 1999.

NOTE 6 - (CONTINUED)

Investment certificates - The Company had an intra-state offering of investment certificates. The certificates are debt obligations and do not represent ownership in the Company. The total offering was $500,000 of which only $281,100 in certificates were issued. As of December 31, 1997, $105,100 in certificates are still outstanding. The certificates bear interest at a rate of 10% per annum, payable semi-annually, and mature 5 years from the date of issuance. The Company has the option of redeeming the certificates early, but has no obligation to do so except in the case of death of the registered holder.

Capital lease obligations - In October 1996, the Company entered into a capital lease obligation for office equipment. The term of the lease is for 3 years with monthly payments of $284 at an interest rate of 7.11%.

Debentures - The Company approved a $10 million intra-state debenture offering limiting the sale in North Dakota to North Dakota residents only. The debentures do not represent ownership in the Company. As of December 31, 1997, $552,000 in debentures are outstanding. The debentures carry an interest rate of 10% per annum, payable semi-annually, and mature September 1, 2002. The Company can call the debentures at 2% over par any time after September 1, 1999.

The aggregate amount of required future payments on the above long-term debt at December 31, 1997, is as follows:

          Year ending December 31,
                  1998                       $     179,170
                  1999                             513,455
                  2000                              55,200
                  2001                              55,200
                  2002                             594,146
                                             -------------
                  Total                      $   1,397,171
          Less amount representing
            interest                              (309,101)
                                             -------------
          Total due                          $   1,088,070
                                             =============

NOTE 7 -  INCOME TAXES

The provision for income taxes consists of:

                                      1997            1996           1995
          Current income taxes
             Federal               $    12,605     $        0     $        0
             State                           0              0              0

          Deferred income
             taxes (tax benefit)       402,437        216,029       (162,400)
                                   -----------------------------------------
                                   $   415,042     $  216,029     $ (162,400)
                                   ==========================================

Deferred income taxes arise from temporary differences between taxable income for financial statement and income tax return purposes. The only significant differences the Company has are net operating loss carryforwards totaling $988,735 that expire between 2005 and 2010. Each year's deferred income taxes (tax benefit) above is based on that year's decrease or increase in the net operating loss carryforwards multiplied by the applicable statutory tax rates.

The current and noncurrent deferred tax asset totaling $405,343 is made up entirely of the unused net operating loss carryforwards described above multiplied by the applicable statutory tax rates. The measurement of the deferred tax asset is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

The tax expense (benefit) reconciled to the amount computed by applying the statutory federal rate of 35% to income before taxes as follows:

NOTE 7 - (CONTINUED)

                                                   1997            1996            1995
                                                -------------------------------------------
          Federal taxes (benefits) at
            statutory rates                     $   225,555     $    91,140     $  (187,411)

          State taxes (benefits), net of
            federal tax effect                       42,320          16,100         (34,880)

          Taxes on nondeductible amort-
            ization at federal statutory rates      130,275         128,712               0

          Other                                      16,892         (19,923)         59,891
                                                -------------------------------------------

          Actual tax expense (benefit)          $   415,042     $   216,029     $  (162,400)
                                                ===========================================

NOTE 8 -  STOCK WARRANTS AND SPLITS

The Company has authorized 1,050,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for its warrants. In the event additional warrants are issued, appropriate results will be disclosed in accordance with the provisions of SFAS No. 123. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise price of the warrants will be adjusted to reflect stock splits of 11 for 10 in 1990 and 1989. 1,000 warrants were exercised in 1997 leaving an outstanding balance of $1,049,000 as of December 31, 1997.

NOTE 9 -  EMPLOYEE RETIREMENT PLAN

The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 1997, 1996 and 1995.


NOTE 10 -  CHANGE IN ACCOUNTING ESTIMATE

In 1996, the Company changed its period for amortizing deferred sales commissions from the contingent deferred sales charge period of five years to nine years. The change in the amortizable life of the deferred sales commissions is based on the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments and management's estimate of the average life of investors' accounts in the Company's sponsored mutual funds. Contingent deferred sales charges received by the Company directly reduce the value of the deferred sales commissions asset. The net affect of the change on the net income for the year ended December 31, 1996 before income tax is an increase of $356,243, which will decrease future earnings by the same amount.

NOTE 11 -  COMMITMENTS

The Company leases office space under a five year lease agreement which commenced on June 1, 1996. Lease payments are $3,000 per month for the term of the lease. The lease carries an option to renew for an additional five years after expiration of the initial term. In addition, a provision of the lease allows the Company to purchase the building, in which its offices are located, at any time during the term of the lease. Rent expense for 1997 and 1996 was $36,000 and $21,000, respectively.

At December 31, 1997, remaining operating lease commitments are as follows:

NOTE 11 - (CONTINUED)

          Year ending December 31,
               1998                      $     36,000
               1999                            36,000
               2000                            36,000
               2001                            15,000
                                         ------------
                                         $    123,000
                                         ============

NOTE 12 - NET CAPITAL REQUIREMENTS

The Company's broker/dealer subsidiaries (ND Capital, Inc. and Ranson
Capital Corporation) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission
(SEC) as brokers/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 1997, these subsidiaries had net capital of $194,735 and $240,478; minimum net capital requirements of $25,000 and $5,667; excess net capital of $169,735 and $234,811; and ratios of aggregate indebtedness to net capital of .19 to 1 and
 .29 to 1, respectively. Both subsidiaries are exempt from the reserve requirements of Rule 15c3-3.


Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                               PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information under the heading "Directors and Executive Officers", in the Registrant's
Proxy Statement to be filed on or about April 17, 1998


Item 10    Executive Compensation

Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 17, 1998 under the headings "Directors and Executive Officers."

Item 11    Security Ownership of Certain Beneficial Owners and
Management

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 17, 1998.

Item 12    Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 17, 1998.

PART IV

Item 13    Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith or incorporated herein by reference as set forth below:

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

         21.1 Subsidiaries of the Company: (incorporated by reference to Exhibit 21.1 contained in the Company's Registration Statement on Form S-1 as amended (File No. 33-96824), filed with the Commission on December 7, 1995)

         27.1   Financial Data Schedule

(b)      Reports on Form 8-K.

No reports were filed on Form 8-K during the fourth quarter of the Fiscal Year ended December 31, 1997

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March.

                                             ND HOLDINGS, INC.


Date:  March 30, 1998                        By /s/ Robert E. Walstad
                                                 ------------------------
                                                 Robert E. Walstad
                                                 Chief Executive Officer and
                                                 President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 1998                        By /s/ Robert E. Walstad
                                                 ------------------------
                                                 Robert E. Walstad
                                                 Chief Executive Officer,
                                                 President and Director
                                                (Principal Executive Officer)

Date: March 30, 1998                         By /s/ Dan Korgel
                                                 ------------------------
                                                 Dan Korgel
                                                 Treasurer

Date: March 30, 1998                         By /s/ Peter A. Quist
                                                 ------------------------
                                                 Peter A. Quist
                                                 Vice President and Director

Date: March  30, 1998                        By /s/ Lyle E. Mclain
                                                 ------------------------
                                                 Lyle E. McLain
                                                 Director

Date: March  30, 1998                        By /s/ Vance A. Castleman
                                                 ------------------------
                                                 Vance A. Castleman
                                                 Director

Date: March  30, 1998                        By /s/ Myron D. Thompson
                                                 ------------------------
                                                 Myron D. Thompson
                                                 Director

Date: March  30, 1998                        By /s/ Richard H. Walstad
                                                 ------------------------
                                                 Richard H. Walstad
                                                 Director

Date: March  30, 1998                        By /s/ Daniel L. Feist
                                                 ------------------------
                                                 Daniel L. Feist
                                                 Director

Date: March  30, 1998                        By /s/ Shannon D. Radke
                                                 ------------------------
                                                 Shannon D. Radke
                                                 Chief Operating Officer

Date: March  30, 1998                        By /s/ Douglas P. Miller
                                                 ------------------------
                                                 Douglas P. Miller
                                                 Controller