Form 10KSB/A
period 1997-12-31
ND HOLDINGS INC
filed 1998-05-21
CIK 944696

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, DC 20549

FORM 10-KSB/A
for Annual Report Under Section 13
or 15(d) of the Securities Exchange Act of 1934

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

Over the last 12 months, ND Resources has been investing in technology, systems and personnel to enable it to offer its services to outside fund groups. ND Resources recently commenced marketing these services to other fund groups in the United States and expects to continue to do so in 1998. As of February 28, 1998, ND Resources was not providing any services to outside fund groups.

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

Distribution of Fund Shares

ND Capital acts as the principal underwriter and distributor of shares of ND Tax-Free Fund, ND Insured Income Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund and Integrity Fund of Funds pursuant to distribution agreements with such Funds. Pursuant to distribution agreements, Ranson acts as the principal underwriter and distributor of shares of the Ranson Managed Portfolios. The distribution agreements generally provide that ND Capital and Ranson shall distribute Fund shares and pay the expenses thereof. Fund shares are sold primarily by broker-dealers with whom ND Capital and Ranson Capital have entered into dealer sales agreements. ND Capital also sells a limited number of Fund shares directly to investors. The Company markets its Funds to the residents of the rural states in which the Company's Funds invest in local bond issues.

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

REGULATION

Virtually all aspects of the Company's businesses are subject to various complex and extensive federal and state laws and regulations. Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company's subsidiaries, record -keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees. The Company's subsidiaries are registered with various federal and state government agencies, including the Securities and Exchange Commission (the "SEC"), as well as the National Association of Securities Dealers (the "NASD"), a self-regulatory industry organization.

ND Capital and Ranson are registered broker-dealers, subject to extensive regulation by the SEC, the NASD and state agencies in those states in which ND Capital and Ranson conduct business. As broker-dealers, ND Capital and Ranson are subject to the Uniform Net Capital Rule promulgated by the SEC under the Securities Exchange Act of 1934. This rule requires that a broker -dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations. ND Money Management and Ranson are registered with the SEC as investment advisors under the Investment Advisers Act of 1940 and are subject to regulation thereunder and certain state laws. The Funds are also subject to extensive regulation under the Investment Company Act of 1940 and, with ND Money Management and Ranson, are subject to periodic examinations by the SEC.

Federal and state laws and regulations, and the rules of the NASD, grant broad powers to such regulatory agencies and organizations. These include the power to limit, restrict or prevent the Company from carrying on its business if it fails to comply with such laws, regulations and rules. Other possible sanctions that may be imposed include the suspension of individual employees, restrictions on the Company expanding its business or paying cash dividends, the revocation of the investment advisor, broker dealer or transfer agent registrations, expulsions, censures and/or fines.

Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson and the Funds, which must respond to the SEC's comments by June 1, 1998, are currently reviewing and working to resolve such comments. There can be no assurance at this time that the resolution of one or more of the SEC's comments would not have a material adverse effect on the business or financial condition of the Company. The Company is already incurring, and anticipates that it will continue to incur, additional legal and compliance costs in the future to ensure ongoing compliance with applicable regulatory requirements, although the extent of such additional costs is not presently determinable.

To the extent that existing or future regulations affecting the sale of Fund shares or their investment strategies cause or contribute to reduced sales of Fund shares or impair the investment performance of the Funds, the Company's aggregate assets under management and its revenues might be adversely affected.

Since 1993, the NASD rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through broker-dealers. The effect of the rule might be to limit the amount of fees that could be paid pursuant to a Fund's
12b-1 Plan in a situation where a Fund has no, or limited, new sales for a prolonged period of time.

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


                                    1997 Fiscal Year
                                  -------------------
Quarter                           High            Low
--------------------------------------------------------
November 7 (Commencement of
  trading) - December 31, 1997    $ 2.50         $ 1.19

The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to December 9, 1997, there was only one market maker for the Company's Common Stock.
The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

Use of Proceeds

On February 4, 1997 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (Commission file number 333-11509) and on May 1, 1997 declared effective the Company's post effective amendment 1 to the registration statement on Form S-1 relating to the initial public offering of 3,000,000 shares at $3.50 per share. On August 3, 1997, the Company terminated this offering. As of August 3, 1997, 78,204 shares were sold of which 39,102 were sold by the Company and 39,102 were sold by certain shareholders of the Company. The Company's net proceeds from the offering totaled $123,171. Financial Advantage Brokerage Services, Inc. served as managing underwriter for the offering.

The Company incurred the following actual expenses in connection with the issuance and distribution of the 39,102 shares as discussed above:

Underwriter's discount     $   10,949
Underwriter's expenses          2,737
Other expenses                278,093
                           ----------
     Total expenses        $  291,779

No direct or indirect payments of the proceeds received from the offering were made to directors, officers, stockholders or affiliates of the Company.

The Company used the net proceeds to pay for a portion of the expenses of the offering.

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

INCOME TAX (EXPENSE) BENEFIT
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

OTHER INCOME (EXPENSES)

Investment and other income declined in 1997 due to a decline in interest income as a result of the sale of investments in early 1996 to finance the Ranson Acquisition. Investments and other income also declined in 1996 compared with 1995 as a result of the decline in interest income due to the Ranson Acquisition related sale of investments. This decline was offset somewhat by capital gains realized in 1996 versus capital losses realized in 1995.

Cash flows of $585,654 from operating activities were used to reduce the Company's debt of $1,500,000 under the Loan. As a result interest expense decreased by $42,886 in 1997. Interest expense increased by $133,249 in 1996 as a result of borrowings under the Line of Credit.

INCOME TAX (EXPENSE) BENEFIT

The Company's effective tax rate differs from the U.S. statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson Acquisition. In 1997 the Company's effective tax rate was 64% and in 1996 it was 83%. The effective tax rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson Acquisition, which has a remaining life of 18 years and the non-compete agreement which has a remaining life of one year. The Company is currently reviewing the effects of the Taxpayer Relief Act of 1997. This Act may cause a change in the effective tax rate for future periods.

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

Cash provided by operating activities increased to $585,654 in 1997, an increase of $137,798 or 31% from $447,856 in 1996. During the year ended December 31, 1997, the Company used net cash of $150,398 for investing activities of which $100,000 was for the purchase of shares in an affiliated mutual fund and the majority of the remainder was used to purchase new equipment. Net cash flow used by financing activities during the year was $251,565, primarily as a result of the reduction in notes payable and outstanding investment certificates totaling $871,992 offset partially by proceeds (net of selling shareholders and issue costs) of a best efforts offering the Company's Common Stock totaling $124,788 and proceeds of $552,000 from an intrastate debenture offering. During 1997, the Company also purchased $19,932 of its common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its Common Stock from time to time in the open market.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's liquid assets totaled 452,932, including $351,603 of cash and cash equivalents, as compared to 167,912 all of which represented cash and cash equivalents, at December 31, 1996.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at March 30, 1998 had $600,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash will be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management firms, purchase property currently being leased, repurchase shares of the Company's Common Stock and service debt. In addition, the Company is required under the terms of its debentures, which mature September 1, 2002, to make annual interest payments of approximately $47,000 in March and September.

FORWARD-LOOKING STATEMENTS

When used in herein, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in other Company-authorized written or oral statements, the words and phrases "can be", "expects," "anticipates," "may affect," "may depend," "believes," "estimate" or similar expressions are intended to identify "forward-looking -statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, that could cause actual results for future periods to differ materially from those presently anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

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

The Company also operates in a heavily-regulated environment. Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson Capital, two of the Company's subsidiaries and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson and the Funds, which must respond to the SEC's comments by June 1, 1998, are currently reviewing and working to resolve such comments.
The Company is already incurring additional costs in order to comply with existing regulatory requirements. The need to comply with any future regulatory requirements may place further regulatory burdens on the Company and require the Company to incur additional costs. These additional costs may have a material adverse effect on the Company's earnings.

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
                                                  ==================================



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED FINANCIAL STATEMENTS

                            ND HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                              1997            1996            1995
                                        ---------------------------------------------
REVENUES
  Fee income                            $   3,604,334   $   3,114,995   $   1,327,302
  Commissions                                 441,988         302,619          78,014
                                        ---------------------------------------------
  Total revenue                         $   4,046,322   $   3,417,614   $   1,405,316
                                        ---------------------------------------------

OPERATING EXPENSES
  Compensation and benefits             $     943,481   $     758,864   $     589,399
  General and administrative expenses       1,365,845       1,514,300         664,084
  Sales commissions amortized                 546,675         464,050         808,286
  Depreciation and amortization               451,431         419,398          27,729
                                        ---------------------------------------------
  Total operating expenses              $   3,307,432   $   3,156,612   $   2,089,498
                                        ---------------------------------------------

OPERATING INCOME (LOSS)                 $     738,890   $     261,002   $    (684,182)
                                        ---------------------------------------------
OTHER INCOME (EXPENSES)
  Investment and other income           $      23,863   $     160,595   $     176,669
  Interest expense                           (118,311)       (161,197)        (27,948)
                                        ---------------------------------------------
  Net other income (expense)            $     (94,448)  $        (602)  $     148,721
                                        ---------------------------------------------

INCOME (LOSS) BEFORE INCOME
  TAX (EXPENSE) BENEFIT                 $     644,442   $     260,400   $    (535,461)

INCOME TAX (EXPENSE) BENEFIT                 (415,042)       (216,029)        162,400
                                        ---------------------------------------------
NET INCOME (LOSS)                       $    229,400    $      44,371   $    (373,061)
                                        =============================================
EARNINGS (LOSS) PER  COMMON SHARE:
  Basic                                 $        .03    $         .01   $        (.05)
  Diluted                               $        .03    $         .01   $        (.04)

SHARES USED IN COMPUTING
  EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                    8,142,820        8,163,140       8,186,437
  Diluted                                  8,533,702        8,475,906       8,499,203



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED FINANCIAL STATEMENTS


                                            ND HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                     Unrealized
                                                                                     Gain (Loss)
                               Number of           Common                           on Securities
                                Common             Stock          Accumulated        Available-
                                Shares             Amount            Deficit          For-Sale             Total
                              --------------------------------------------------------------------------------------
BALANCE,
 JANUARY 1, 1995              7,997,313      $  10,322,387      $  (1,298,487)     $     (125,272)     $   8,898,628

  Common Stock issued           302,085            663,746                  0                   0            663,746

  Purchase of Common Stock     (107,647)          (226,059)                 0                   0           (226,059)

  Net loss                            0                  0           (373,061)                  0           (373,061)

  Change in unrealized
    gain (loss) on securities
    available-for-sale                0                  0                  0             147,172            147,172
                              --------------------------------------------------------------------------------------

BALANCE,
 DECEMBER 31, 1995            8,191,751      $  10,760,074      $  (1,671,548)     $       21,900      $   9,110,426

  Purchase of Common Stock      (68,165)          (126,707)                 0                   0           (126,707)

  Net income                          0                  0             44,371                   0             44,371

  Change in unrealized
    gain (loss) on securities
    available-for-sale                0                  0                  0             (21,900)           (21,900)
                              ---------------------------------------------------------------------------------------

BALANCE,
 DECEMBER 31, 1996            8,123,586      $  10,633,367      $  (1,627,177)     $            0      $   9,006,190

  Common Stock issued            40,101            124,788                  0                   0            247,959

  Purchase of Common Stock      (10,500)           (19,932)                 0                   0           (143,103)

  Registration costs                  0           (278,093)                 0                   0           (278,093)

  Net income                          0                  0            229,400                   0            229,400

  Change in unrealized gain
     (loss) on securities
      available-for-sale              0                  0                  0               1,329              1,329
                              --------------------------------------------------------------------------------------

BALANCE
  DECEMBER 31, 1997           8,153,187      $  10,460,130      $  (1,397,777)     $        1,329      $   9,063,682
                              ======================================================================================



                                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                            CONSOLIDATED FINANCIAL STATEMENTS

                              ND HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                       1997           1996           1995
                                                    -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $   229,400    $    44,371    $  (373,061)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                      451,431        419,398         27,729
     Sales commissions amortized                        546,675        464,050        808,286
     Net realized (gain) loss on securities
       available-for-sale                                     0        (23,801)        90,084
     Loss (gain) on sale of equipment                      (249)           230              0
     Net decrease in trading securities                       0              0      2,674,000
     (Increase) decrease in:
       Accounts receivable                               (9,485)      (170,742)       (58,880)
       Accrued interest receivable                            0              0         76,052
       Prepaids                                          (5,170)        22,655)             0
       Deferred sales commissions capitalized          (829,189)      (683,155)      (826,131)
       Deferred tax benefit                             397,799        239,258       (162,400)
       Other assets                                     (39,933)       (39,071)       (44,235)
     Increase (decrease) in:
      Service fees payable                               (7,070)       108,556              0
      Accounts payable                                 (168,434)       120,573         29,438
      Other liabilities                                  19,879         (9,156)         8,352
                                                    -----------------------------------------
  Net cash provided by operating activities         $   585,654    $   447,856    $ 2,249,234
                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                $   (46,768)   $  (347,727)   $   (33,035)
  Proceeds from sale of equipment                           400            800              0
  Purchase of available-for-sale securities            (100,000)             0     (1,421,000)
  Proceeds from sale of
    available-for-sale securities                             0        325,564      2,622,786
  Purchase of covenant not to compete                         0       (300,000)             0
  Purchase of investment adviser's agreements            (4,030)     5,705,220)       (29,090)
  Return of capital from limited partnership unit             0            467            936
                                                    -----------------------------------------
  Net cash provided (used)
     by investing activities                        $  (150,398)   $(6,026,116)   $ 1,140,597
                                                    -----------------------------------------



                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




                                                       1997           1996           1995
                                                    -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing Common Stock
    (net of stock issue costs of  $13,686,
     $-0- and $46,183, respectively)                $   124,788    $         0    $   663,746
  Redemption of Common Stock                            (19,932)      (126,707)      (226,059)
  Public registration costs                             (36,429)      (159,921)       (81,743)
  Increase in notes payable                                   0      1,748,975              0
  Reduction of notes payable                           (741,992)      (576,013)             0
  Redemption of investment certificates                (130,000)       (35,000)       (11,000)
  Debentures issued                                     552,000              0              0
                                                    -----------------------------------------
  Net cash provided (used) by financing activities  $  (251,565)   $   851,334    $   344,944
                                                    -----------------------------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               $   183,691    $(4,726,926)   $ 3,734,775

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                   167,912      4,894,838      1,160,063
                                                    -----------------------------------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                     $   351,603    $   167,912    $ 4,894,838
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

          5.0 Management and Investment Advisory Agreement - Ranson Managed Portfolios (incorporated by reference to Exhibit 5.0 contained in the Portfolios' Registration Statement on Form N-1A
                (File No. 33-36324), filed with the Commission on August 13,
                1990.

          5.1 Management and Investment Advisory Agreement - Ranson Managed Portfolios (incorporated by reference to Exhibit 5.0 contained in the Portfolios' Registration Statement on Form N-1A, as amended on Post-Effective Amendment 7 (File No. 33-36324), filed with the Commission on November 13, 1991.

          5.2 Management and Investment Advisory Agreement - Ranson Managed Portfolios (incorporated by reference to Exhibit 5.0 contained in the Portfolios' Registration Statement on Form N-1A, as amended on Post-Effective Amendment 11 (File No. 33-36324), filed with the Commission on November 27, 1993.

          6.0 Distribution and Services Agreement - Ranson Managed Portfolios (incorporated by reference to Exhibit 6.0 contained in the Portfolios' Registration Statement on Form N-1A, as amended on Post-Effective Amendment 2 (File No. 33-36324), filed with the Commission on November 13, 1991.

          6.1 Distribution and Services Agreement - Ranson Managed Portfolios (incorporated by reference to Exhibit 6.0 contained in the Portfolios' Registration Statement on Form N-1A, as amended on Post-Effective Amendment 7 (File No. 33-36324), filed with the Commission on November 29, 1993.

          6.2 Distribution and Services Agreement - Ranson Managed Portfolios (incorporated by reference to Exhibit 6.0 contained in the Portfolios' Registration Statement on Form N-1A, as amended on Post-Effective Amendment 7 (File No. 33-36324), filed with the Commission on November 27, 1993.

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

                Transfer Agency Agreement - Ranson Managed Portfolios

                    TRANSFER AGENCY AGREEMENT

     AGREEMENT dated as of November 15, 1996, between Ranson Managed Portfolios (the "Fund"), a Massachusetts business trust, ahving its principal office and place of business at #1 North Main, Minot, North Dakota 58703, and ND Resources, Inc. (the "Transfer Agent"), a corporation organized under the laws of the State of North Dakota with its principal place of business at #1 North Main, Minot, North Dakota 58703.

W I T N E S S E T H:

     That for and in consideration of the mutual promises hereinafter set forth, the Fund and the Transfer Agent agree as follows:

     1.      Definitions.

     Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meanings:

(a) "Authorized Person" shall be deemed to include the President, the Vice President, the Secretary, and the Treasurer of the Fund, the persons listed in Appendix A hereto, and any other person, whether or not such person is an officer of the Fund, duly authorized to give Oral Instructions or Written Instructions on behalf of the Fund as indicated in a certificate furnished to the Transfer Agent pursuant to Section 5(d) or 5(e) hereof as may be received by the Transfer Agent from time to time.

(b)     "Commission" shall have the meaning given it in the 1940 Act.

(c) "Custodian" refers to the custodian and any sub-custodian of all securities and other property which the Fund may from time to time deposit or cause to be deposited or held under the name or account of such custodian.

(d) "Articles of Incorporation" shall mean the Fund's Articles of Incorporation as now in effect and as the same may be amended from time to time.

(e) "Officer" shall mean the President, Vice President, Secretary, and Treasurer of the parties hereto.

(f) "Oral Instructions" shall mean instructions, other than written instructions, actually received by the Transfer Agent from a person reasonably believed by the Transfer Agent to be an Authorized Person.

(g) "Prospectus" shall mean any current prospectus and statement of additional information relating to the registration of the Fund's shares under the Securities Act of 1933, as amended, and the 1940 Act.

(h) "Shares" refers to the units into which the shareholders' proprietary interests in the Fund are divided.
(i)     "Shareholder" means a record owner of Shares;

(j) "Directors" or "Board of Directors" refers to the duly elected Directors of the Fund.

(k) "Written Instructions" shall mean a written or electronic communication actually received by the Transfer Agent from an Authorized Person or from a person reasonably believed by the Transfer Agent to be an Authorized Person by telex or any other such system whereby the receiver of such communication is able to verify through codes or otherwise with a reasonable degree of certainty the authenticity of the sender of such communications.

(1) The "1940 Act" refers to the Investment Company Act of 1940, and the Rules and Regulations promulgated thereunder, all as amended from time to time.

2.      Appointment of the Transfer Agent.

     The Fund hereby appoints and constitutes the Transfer Agent as transfer agent for its Shares and as Shareholder servicing agent, and the Transfer Agent accepts such appointment and agrees to perform the duties hereinafter set forth.

     3.      Compensation.

(a) The Fund will compensate the Transfer Agent for the performance of its obligations hereunder in accordance with the fees set forth in the written schedule of fees annexed hereto as Schedule A and incorporated herein.

     The Transfer Agent will bill the Fund as soon as practicable after the end of each calendar month, and said billings will be detailed in accordance with the Schedule A. The Fund will promptly pay to the Transfer Agent the amount of such billing.

(b) Any compensation agreed to hereunder may be adjusted from time to time upon mutual agreement by both parties hereto by attaching to Schedule A of this Agreement a revised Fee Schedule, dated and signed by an Officer of each party hereto.

     4.      Documents.

     In connection with the appointment of the Transfer Agent, the Fund shall, on or before the date this Agreement goes into effect, but in any case, within a reasonable period of time for the Transfer Agent to prepare to perform its duties hereunder, furnish the Transfer Agent with the following documents:

(a)     A certified copy of the Fund's Articles of Incorporation, as amended.

(b)     A certified copy of the Fund's Bylaws, as amended.

(c) A copy of the resolution of the Directors authorizing execution and delivery of this Agreement.

(d) If applicable, a specimen of the certificate for Shares of the Fund in the form approved by the Directors, with a certificate of the Secretary of the Fund as to such approval.

(e) All account application forms and other documents relating to Shareholder accounts or to any plan, program, or service offered by the Fund.

5.     Further Documentation.

     The Fund will also furnish from time to time the following documents:

(a) The Fund's Registration Statement and each subsequent amendment to the Fund's Registration Statement that is filed with the Commission.

(b) Certificates as to any change in any Officer, Director, or Investment Adviser of the Fund.

(c) Such other certificates, documents, or opinions as the Transfer Agent deems to be appropriate or necessary for the proper performance of its duties hereunder.

6.      Representations of the Fund.

     The Fund represents to the Transfer Agent that Shares will be issued in accordance with the terms of the Articles of Incorporation and the Prospectus and that such Shares shall be validly issued, fully paid, and non-assessable by the Fund.

     In the event that the Directors shall declare a distribution payable in Shares, the Fund shall deliver to the Transfer Agent written notice of such declaration signed on behalf of the Fund by an Officer of the Fund, upon which the Transfer Agent shall be entitled to rely for all purposes, certifying (i) the number of Shares involved, (ii) that all appropriate action has been taken, and (iii) that any amendment to the Articles of Incorporation which may be required has been filed and is effective. Such notice shall be accompanied by an opinion of counsel for the Fund relating to the legal adequacy and effect of the transaction. This provision shall not apply to Shares to be issued in the normal course of reinvestment of any distributions or dividends in accordance with the Fund's Prospectus.

7.     Duties of the Transfer Agent.

     The Transfer Agent shall be responsible for administering and/or performing transfer agent functions; for acting as service agent in connection with dividend and distribution functions; and for performing Shareholder account and administrative agent functions in connection with the issuance, transfer, and redemption or repurchase (including coordination with the Custodian) of Shares. The operating standards and procedures to be followed shall be determined from time to time by agreement between the Transfer Agent and the Fund and shall be expressed in a written schedule of duties of the Transfer Agent annexed hereto as Schedule B and incorporated herein.

8.      Recordkeeping and Other Information.

     The Transfer Agent shall create and maintain all necessary records in accordance with all applicable laws, rules and regulations, including, but not limited to, records required by Section 31(a) of the 1940 Act and those records pertaining to the various functions performed by it hereunder which are set forth in Schedule B hereto. All records shall be available during regular business hours for inspection and use by the Fund. Where applicable, such records shall be maintained by the Transfer Agent for the periods and in the places required by Rule 3la-2 under the 1940 Act.

     Upon reasonable notice by the Fund, the Transfer Agent shall make available during regular business hours its facilities and premises employed in connection with the performance of its duties under this Agreement for reasonable visitation by the Fund or any person retained by the Fund.

     To the extent required by said Section 31 and the rules and regulations thereunder, the Transfer Agent agrees that all such records prepared and maintained by the Transfer Agent relating to the services to be performed by the Transfer Agent hereunder are the property of the Fund.

     The Transfer Agent and the Fund agree that all books, records, information, and data pertaining to the business of the other party which are exchanged or received in connection with this Agreement shall remain confidential and shall not be voluntarily disclosed to any person, except as may be required by law. In the case of any requests or demands for any inspection of the Shareholder records of the Fund, the Transfer Agent will endeavor to notify the Fund and to secure instructions from an authorized Officer of the Fund as to such inspection.

9.      Other Duties.

     In addition to the duties expressly set forth in Schedule B to this Agreement, the Transfer Agent shall perform such other duties and functions, and shall be paid such amounts therefor, as may from time to time be agreed upon in writing between the Fund and the Transfer Agent. Such other duties and functions shall be reflected in a written amendment to Schedule B, dated and signed by an Officer of each party hereto.

10.      Reliance by Transfer Agent; Instructions.

(a) The Transfer Agent will be protected in acting upon Written or Oral Instructions, as appropriate, believed to have been executed or orally communicated by an Authorized Person and will not be held to have any notice of any change of authority of any person until receipt of a Written Instruction thereof from the Fund. The Transfer Agent will also be protected in processing Share certificates which it reasonably believes to bear the proper manual or facsimile signatures of the Officers of the Fund and the proper countersignature of the Transfer Agent.


(b) At any time the Transfer Agent may apply to any Authorized Person of the Fund for Written Instructions and may seek advice from legal counsel for the Fund, or its own legal counsel, with respect to any matter arising in connection with this Agreement, and it shall not be liable for any action taken or not taken or suffered by it in good faith in accordance with such Written Instructions or in accordance with the opinion of counsel for the Fund or for the Transfer Agent; provided, however, that if such reliance involves a potential material loss to the Fund, the Transfer Agent will advise the Fund of any such action(s) to be taken in accordance with the opinion of counsel to the Transfer Agent. Written Instructions requested by the Transfer Agent will be provided by the Fund within a reasonable period of time. In addition, the Transfer Agent, its officers, agents, or employees, shall accept Oral Instructions or Written Instructions given to them by any person representing or acting on behalf of the Fund only if said representative is known by the Transfer Agent, or its officers, agents, or employees, to be an Authorized Person. The Transfer Agent shall have no duty or obligation to inquire into, nor shall the Transfer Agent be responsible for, the legality of any act done by it upon the request or direction of an Authorized Person.

(c) Notwithstanding any of the foregoing provisions of this Agreement, the Transfer Agent shall be under no duty or obligation to inquire into, and shall not be liable for:

(1) the legality of the issuance or sale of any Shares or the sufficiency of the amount to be received therefor;

(2) the legality of the redemption of any Shares, or the propriety of the amount to be paid therefor;

(3) the legality of the declaration of any dividend by the Directors, or the legality of the issuance of any Shares in payment of any dividend; or

(4) the legality of any recapitalization or readjustment of the Shares.

11.      Acts of God, Etc.

     Neither the Transfer Agent nor the Fund will be liable or responsible for delays or errors by reason of circumstances beyond its reasonable control, including acts of civil or military authority, national emergencies, fire, mechanical breakdown beyond its control, flood or catastrophe, acts of God, insurrection, war, riots, or failure beyond its control of transportation, communication, or power supply.

12.      Duty of Care and Indemnification.

     The Fund and the Transfer Agent will indemnify each other against and hold the other party harmless from any and all losses, claims, damages, liabilities, or expenses (including reasonable counsel fees and expenses) resulting from any claim, demand, action, or suit not resulting from the bad faith or negligence of the other party, and arising out of, or in connection with, the duties and responsibilities described hereunder. In addition, the Fund will indemnify the Transfer Agent against and hold it harmless from any and all losses, claims, damages, liabilities, or expenses (including reasonable counsel fees and expenses) resulting from any claim demand, action, or suit as a result of:
(1) any action taken in accordance with Written or Oral Instructions, or any other instructions, or Share certificates reasonably believed by the Transfer Agent to be genuine and to be signed, countersigned or executed, or orally communicated by an Authorized Person;

(2) any action taken in accordance with written or oral advice reasonably believed by the Transfer Agent to have been given by counsel for the Fund or its own counsel; or

(3) any action taken as a result of any error or omission in any record (including but not limited to magnetic tapes, computer printouts, hard copies, and microfilm copies) delivered or caused to be delivered by the Fund to the Transfer Agent in connection with this Agreement.

      In any case in which the Fund or the Transfer Agent may be asked to indemnify or hold the other party harmless, the requesting party will provide the other party with all pertinent facts concerning the situation in question and will use reasonable care to identify and provide notice of any situation which presents or appears likely to present a claim for indemnification. Each party shall have the option to defend the other party against any claim which may be the subject of this indemnification, and in the event that a party so elects, such defense shall be conducted by counsel chosen by the party making such election; and such counsel shall be satisfactory to the other party, and thereupon such electing party shall take over complete defense of the claim, and the requesting party shall sustain no further legal or other expenses in such situation for which it seeks indemnification under this Section 12. Neither party will confess any claim or make any compromise in any case in which the other party will be asked to provide indemnification, except with the other party's prior written consent. The obligations of the parties hereto under this Section shall survive the termination of this Agreement.

13.      Term and Termination.

     This Agreement shall become effective on the date first set forth above (the "Effective Date") and shall continue in effect from year to year thereafter as the parties may mutually agree; provided, that either party hereto may terminate this Agreement by giving to the other party a notice in writing specifying the date of such termination, which shall be not less than 60 days after the date of receipt of such notice. In the event such notice is given by the Fund, it shall be accompanied by a resolution of the Board of Directors of the Fund, certified by the Secretary, electing to terminate this Agreement and designating a successor transfer agent or transfer agents. Upon such termination and at the expense of the Fund, the Transfer Agent will deliver to such successor a certified list of Shareholders of the Fund (with names, addresses, and taxpayer identification or Social Security numbers), an historical record of the account of each Shareholder and the status thereof, and all other relevant books, records, correspondence, and other data established or maintained by the Transfer Agent under this Agreement in the form reasonably acceptable to the Fund, and will cooperate in the transfer of such duties and responsibilities, including provisions for assistance from the Transfer Agent's personnel in the establishment of books, records, and other data by such successor or successors.


14.     Amendment.

     This Agreement may not be amended or modified in any manner except by a written agreement executed by both parties.

15.      Subcontracting.

     Except as otherwise provided below, neither this Agreement nor any rights or obligations hereunder may be assigned by either party without the express written consent of the other party. The Transfer Agent may, in its sole discretion and without further approval from the Fund, subcontract, in whole or in part, for the performance of its obligations and duties hereunder with any person or entity including, but not limited to, any affiliate or subsidiary; provided, however, that (a) the Transfer Agent shall remain fully responsible to the Fund for the acts and omissions of any agent or subcontractor as it is for its own acts and omissions, and (b) to the extent that the Transfer Agent subcontracts any functions or activities required or performed by a registered transfer agent, the subcontracting party shall be a duly registered transfer agent with the appropriate regulatory agency as required under Section 17A of the Securities Exchange Act of 1934 and the rules and regulations thereunder, as amended.

16.      Use of Transfer Agent's Name.

     The Fund shall not use the name of the Transfer Agent in any Prospectus, Statement of Additional Information, Shareholders' report, sales literature, or other material relating to the Fund for other than internal use, in a manner not approved prior thereto; provided, that the Transfer Agent shall approve all reasonable uses of its name which merely refer in accurate terms to its appointment hereunder or which are required by the Commission or a state securities administrator.

17.      Use of the Fund's Name.

     The Transfer Agent shall not use the name of the Fund or material relating to the Fund on any documents or forms for other than internal use in a manner not approved prior thereto in writing; provided, that the Fund shall approve all reasonable uses of its name which merely refer in accurate terms to the appointment of the Transfer Agent or which are required by the Commission or a state securities administrator.

18.     Security.

     The Transfer Agent represents and warrants that, to the best of its knowledge, the various procedures and systems which the Transfer Agent has implemented or will implement with regard to safeguarding from loss or damage attributable to fire, theft, or any other cause (including provision for 24 hours-a-day restricted access) of the Fund's records and other data and the Transfer Agent's records, data, equipment, facilities, and other property used in the performance of its obligations hereunder are adequate and that it will make such changes therein from time to time as in its judgment are required for the secure performance of its obligations hereunder. The parties shall review such systems and procedures on a periodic basis.
19.      Miscellaneous.

(a) Any notice or other instrument authorized or required by this Agreement to be given in writing to the Fund or the Transfer Agent shall be sufficiently given if addressed to that party and received by it at its office set forth below or at such other place as it may from time to time designate in writing.

To the Fund:

Ranson Managed Portfolios.
#1 North Main
Minot, ND 58703

To the Transfer Agent:

ND Resources, Inc.
#1 North Main
Minot, ND 58703

(b) This Agreement shall extend to and shall be binding upon the parties hereto, and their respective successors and assigns; provided, however, that this Agreement shall not be assignable by the Fund without the written consent of the other party.

(c) This Agreement shall be construed in accordance with the laws of the State of North Dakota.

(d) This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original; but such counterparts shall, together, constitute only one instrument.

(e) The captions of this Agreement are included for convenience of reference only and in no way define or delimit any of the provisions hereof or otherwise affect their construction or effect.

20.      Liability of Directors, Officers, and Shareholders.

     The execution and delivery of this Agreement have been authorized by the Directors of the Fund and signed by an authorized Officer of the Fund, acting as such, and neither such authorization by such Directors nor such execution and delivery by such Officer shall be deemed to have been made by any of them individually or to impose any liability on any of them personally, and the obligations of this Agreement are not binding upon any of the Directors or Shareholders of the Fund, but bind only the property of the Fund.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective corporate officers thereunder duly authorized as of the day and year first above written.

RANSON MANAGED PORTFOLIOS

  /s/ Robert E. Walstad
By--------------------------------

Date: November 15, 1996

Agreed and Accepted by:


ND RESOURCES, INC.

  /s/ Robert E. Walstad
By--------------------------------

Date: November 15, 1996

APPENDIX A

     We, Robert E. Walstad and Peter A. Quist, President and Secretary, respectively, of Ranson Managed Portfolios (the "Fund"), a Massachusetts business trust, do hereby certify that the following individuals have been duly authorized as Authorized Persons to give Oral Instructions and Written Instructions on behalf of the Fund, and the signatures set forth opposite their respective names are their true and correct signatures:

       Name                              Signature

Robert E. Walstad                        /s/ Robert E. Walstad
                                         -----------------------

W. Dan Korgel                            /s/ W. Dan Korgel
                                         -----------------------

                         /s/ Robert E. Walstad
                         ---------------------------------------
                         Robert E. Walstad

                         /s/ Peter A. Quist
                         ---------------------------------------
                         Peter A. Quist

                                SCHEDULE A*
                               FEE SCHEDULE
                          TRANSFER AGENT CHARGES
                             ND RESOURCES, INC.


                                                   PERCENTAGE
FUND SIZE (NET ASSET VALUE)                          OF 1%
-------------------------------------------------------------
$         0  TO   $10,000,000                        .16

 10,000,001  TO    25,000,000                        .13

 25,000,001  TO    40,000,000                        .11

 40,000,001  TO    50,000,000                        .10

 50,000,001  AND LARGER                              .09


*Amounts due under the above Fee Schedule are payable monthly and shall be calculated as follows: The net asset value of all outstanding Fund shares within each category (e. g., $0 to $10,000,000 is one category, $10,000,001 to $25,000,000 is another, etc.) shall be multiplied by the percentage of 1% applicable to such category and the product thereof divided by 12. The same procedure shall be followed for each category in which the Fund has net asset values. The amounts derived by multiplying the net asset value of each category by the applicable percentages shall then be added together to determine the amount payable for that month. By way of example only, if the Fund had net assets of $10,500,000 for the month in question, the computation would be as follows:

               $10,000,000 x .0016 = 12= $1,333.33
                   500,000 x .0013 = 12=     54.17
                                         ---------
                                         $1,387.50


                              SCHEDULE B

                     DUTIES OF THE TRANSFER AGENT
                ----------------------------------------
                (See Exhibit 1 for Summary of Services.)

1.      Shareholder Information.

     The Transfer Agent shall maintain a record of the number of Shares held by each holder of record which shall include his address and taxpayer identification number and which shall indicate whether such Shares are held in certificated or uncertificated form.

2.      Shareholder Services.

     The Transfer Agent will investigate all Shareholder inquiries relating to Shareholder accounts and will answer all correspondence from Shareholders and others relating to its duties hereunder and such other correspondence as may from time to time be mutually agreed upon between the Transfer Agent and the Fund. The Transfer Agent shall keep records of Shareholder correspondence and replies thereto and of the lapse of time between the receipt of such correspondence and the mailing of such replies.

3.      State Registration Reports.

     The Transfer Agent shall furnish on a state-by-state basis sales reports and such periodic and special reports as the Fund may reasonably request and such other information, including Shareholder lists and statistical information concerning accounts, as may be agreed upon from time to time between the Fund and the Transfer Agent.

4.      Mailing Communications to Shareholders; Proxy Materials.

     The Transfer Agent will address and mail to Shareholders of the Fund all reports to Shareholders, dividend and distribution notices, and proxy material for the Fund's meetings of Shareholders. In connection with meetings of Shareholders, the Transfer Agent will report on proxies voted prior to meetings, act as inspector of election at meetings, if so requested by the Fund, and certify Shares voted at meetings.

5.      Sales of Shares.

(a) Processing of Investment Checks or Other Investments. Upon receipt of any check or other instrument drawn or endorsed to it as agent for, or identified as being for the account of the Fund for the purchase of Shares, the Transfer Agent shall stamp the check with the date of receipt, shall forthwith process the same for collection, and shall record the number of Shares sold, the trade date, the price per Share, and the amount of money to be delivered to the Custodian of the Fund for the sale of such Shares.

       (b) Issuance of Shares. Upon receipt of notification that the Custodian has received the amount of money specified in the immediately preceding paragraph, the Transfer Agent shall issue to and hold in the account of the purchaser/Shareholder, or if no account is specified therein, in a new account established in the name of the purchaser, the number of Shares such purchaser is entitled to receive, as determined in accordance with applicable federal law or regulation.

(c) Statements. On a quarterly basis, the Transfer Agent shall send to the purchaser/Shareholder a statement of purchases which will show the new Share balance, the Shares held under a particular plan, if any, for withdrawing investments, the amount invested and the price paid for the newly purchased Shares, or will be in such other form of statement as the Fund and the Transfer Agent may agree from time to time.

(d) Suspension of Sale of Shares. The Transfer Agent shall not be required to issue any Shares where it has received a Written Instruction from the Fund or written notice from any appropriate federal or state authority that the sale of the Shares of the Fund has been suspended or discontinued, and the Transfer Agent shall be entitled to rely upon such Written Instructions or written notification.

(e) Taxes in Connection with Issuance of Shares. Upon the issuance of any Shares in accordance with the foregoing provisions of this Section, the Transfer Agent shall not be responsible for the payment of any original issue or other taxes required to be paid in connection with such issuance.

(f) Returned Checks. In the event that any check or other order for the payment of money is returned unpaid for any reason, the Transfer Agent will:

(1) give prompt notice of such return to the Fund or its designee;

(2) place a stop transfer order against all Shares issued as a result of such check or order; and

(3) take such actions as the Transfer Agent may from time to time deem appropriate.

6.      Redemptions.

(a) Requirements for Transfer or Redemption of Shares. The Transfer Agent shall process all requests from Shareholders to transfer or redeem Shares in accordance with the procedures set forth in the Prospectus and all determinations of the number of Shares required to be redeemed to fund designated monthly payments, automatic payments, or any other such distribution or withdrawal plan.

     The Transfer Agent will transfer or redeem Shares upon receipt of Written Instructions and Share certificates, if any, properly endorsed for transfer or redemption, accompanied by such documents as the Transfer Agent reasonably may deem necessary to evidence the authority of the person making such transfer or redemption, and bearing satisfactory evidence of the payment of stock transfer taxes, if any.

     Except to the extent inconsistent with the procedures set forth in the Prospectus, the Transfer Agent reserves the right to refuse to transfer or redeem Shares until it is satisfied that the endorsement on the instructions is valid and genuine, and for that purpose it will require a guarantee of signature by a member firm of a national securities exchange, by any national bank or trust company, or by any member bank of the Federal Reserve system. The Transfer Agent also reserves the right to refuse to transfer or redeem Shares until it is satisfied that the requested transfer or redemption is legally authorized, and it shall incur no liability for the refusal, in good faith, to make transfers or redemptions which the Transfer Agent, in its good judgment, deems improper or unauthorized, or until it is reasonably satisfied that there is no basis to any claims adverse to such transfer or redemption.

     The Transfer Agent may, in effecting transactions, rely upon the provisions of the Uniform Act for the Simplification of Fiduciary Security Transfers or the provisions of Article 8 of the Uniform Commercial Code, as the same may be amended from time to time in the State of North Dakota, which in the opinion of legal counsel for the Fund or of its own legal counsel protect it in not requiring certain documents in connection with the transfer or redemption of Shares. The Fund may authorize the Transfer Agent to waive the signature guarantee in certain cases by Written Instructions.

     For the purpose of the redemption of Shares which have been purchased within 15 days of a redemption request, the Transfer Agent may refuse to redeem such Shares until the Transfer Agent has received fed funds for the purchase of such Shares.

(b) Notice to Custodian and Fund. When Shares are redeemed, the Transfer Agent shall, upon receipt of the instructions and documents in proper form, deliver to the Custodian and the Fund a notification setting forth the number of Shares to be redeemed. Such redemptions shall be reflected on appropriate accounts maintained by the Transfer Agent reflecting outstanding Shares and Shares attributed to individual accounts and, if applicable, any individual withdrawal or distribution plan.

(c) Payment of Redemption Proceeds. The Transfer Agent shall, upon receipt of the moneys paid to it by the Custodian for the redemption of Shares, pay to the Shareholder, or his authorized agent or legal representative, such moneys as are received from the Custodian, all in accordance with the redemption procedures described in the Prospectus; provided, however, that the Transfer Agent shall pay the proceeds of any redemption of Shares purchased within 15 days of a redemption request to the Transfer Agent upon a determination that good funds have been collected for the purchase of such Shares. The Fund shall indemnify the Transfer Agent for any payment of redemption proceeds or refusal to make such payment if the payment or refusal to pay is in accordance with this Section.

     The Transfer Agent shall not process or effect any redemptions pursuant to a plan of distribution or redemption or in accordance with any other Shareholder request upon the receipt by the Transfer Agent of notification of the suspension of the determination of the Fund net asset value.

7.     Dividends.

(a) Notice to Transfer Agent and Custodian. Upon the declaration of each dividend and each capital gains distribution by the Board of Directors of the Fund with respect to Shares, the Fund shall furnish to the Transfer Agent a copy of a resolution of its Board of Directors certified by the Secretary setting forth with respect to the Shares the date of the declaration of such dividend or distribution, the ex-dividend date, the date of payment thereof, the record date as of which Shareholders entitled to payment shall be determined, the amount payable per Share to the Shareholders of record as of that date, the total amount payable to the Transfer Agent on the payment date, and whether such dividend or distribution is to be paid in Shares at net asset value.

     On or before the payment date specified in such resolution of the Board of Directors, the Fund will cause the Custodian of the Fund to pay to the Transfer Agent sufficient cash to make payment to the Shareholders of record as of such payment date.

(b) Payment of Dividends by the Transfer Agent. The Transfer Agent will, on the designated monthly payment date, automatically reinvest all dividends in additional Shares at net asset value (determined on such date) and mail to each Shareholder on a quarterly basis at his address of record, or such other address as the Shareholder may have designated, a statement showing the number of full and fractional Shares (rounded to three decimal places) then currently owned by the Shareholder and the net asset value of the Shares so credited to the Shareholder's account; provided, however, that if the Transfer Agent has on file a direction by the Shareholder to pay income dividends or capital gains dividends, or both, in cash, such dividends shall be paid in accordance with such instructions; and provided further, that in the event of the return of two consecutive dividend checks as undeliverable, Transfer Agent shall change such Shareholder account to a reinvestment account if so provided in the Prospectus.

(c) Insufficient Funds for Payments. If the Transfer Agent does not receive sufficient cash from the Custodian to make total dividend and/or distribution payments to all Shareholders of the Fund as of the record date, the Transfer Agent will, upon notifying the Fund, withhold payment to all Shareholders of record as of the record date until such sufficient cash is provided to the Transfer Agent.

(d) Information Returns. It is understood that the Transfer Agent shall file such appropriate information returns concerning the payment of dividends, return of capital, and capital gain distributions with the proper federal, state, and local authorities as are required by law to be filed and shall be responsible for the withholding of taxes, if any, due on such dividends or distributions to Shareholders when required to withhold taxes under applicable law.


(b)      Reports on Form 8-K.

No reports were filed on Form 8-K during the fourth quarter of the Fiscal Year ended December 31, 1997

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March.

                                                ND HOLDINGS, INC.


Date:  May 15, 1998                              By /s/ Robert E. Walstad
                                                 ------------------------
                                                 Robert E. Walstad
                                                 Chief Executive Officer and
                                                 President and Director
                                                (Acting Chief Financial
                                                    Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 1998                               By /s/ Robert E. Walstad
                                                 ------------------------
                                                 Robert E. Walstad
                                                 Chief Executive Officer,
                                                 President and Director
                                                (Principal Executive Officer)
                                                (Acting Chief Financial
                                                    Officer)

Date: May 15, 1998                               By /s/ Peter A. Quist
                                                 ------------------------
                                                 Peter A. Quist
                                                 Vice President and Director

Date: May 15, 1998                               By /s/ Lyle E. Mclain
                                                 ------------------------
                                                 Lyle E. McLain
                                                 Director

Date: May 15, 1998                               By /s/ Vance A. Castleman
                                                 ------------------------
                                                 Vance A. Castleman
                                                 Director

Date: May 15, 1998                               By /s/ Myron D. Thompson
                                                 ------------------------
                                                 Myron D. Thompson
                                                 Director

Date: May 15, 1998                               By /s/ Richard H. Walstad
                                                 ------------------------
                                                 Richard H. Walstad
                                                 Director

Date: May 15, 1998                               By /s/ Daniel L. Feist
                                                 ------------------------
                                                 Daniel L. Feist
                                                 Director