Form 10QSB
period 1998-03-31
ND HOLDINGS INC
filed 1998-05-21
CIK 944696

FORM 10-QSB

                       Securities and Exchange Commission
                            Washington, D.C. 20549

       [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

Yes   X       No

As of May 11, 1998, there were 8,114,687 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                                  FORM 10-QSB

                               ND HOLDINGS, INC.

                                    INDEX


Part I:     FINANCIAL INFORMATION                                    Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
               March 31, 1998 and December 31, 1997                    3

            Condensed Consolidated Statements of Operations-
               Three months ended March 31, 1998 and 1997              4

            Condensed Consolidated Statements of Cash Flows-
               Three months ended March 31, 1998 and 1997              5

            Notes to Condensed Consolidated Financial Statements       6

Item 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       7

Part II     OTHER INFORMATION

Item 5      Other Information                                         10

Item 6      Exhibits and Reports on Form 8-K                          11

            Signatures                                                12

            Exhibit Index                                             13


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  March 31,      December 31,
                                                    1998             1997
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    467,555      $   351,603
  Securities available-for-sale                      100,812          101,329
  Accounts receivable                                346,015          342,134
  Prepaids                                            58,597           27,825
  Deferred tax benefit                               281,974          405,343
                                                -----------------------------
  Total current assets                          $  1,254,953     $  1,228,234
                                                -----------------------------
EQUIPMENT
  Equipment                                     $    565,926     $    562,776
  Less accumulated depreciation                     (249,850)        (239,337)
                                                -----------------------------
  Net equipment                                 $    316,076     $    323,439
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  3,405,682     $  3,341,858
  Covenant not to compete (net of
   amortization of $225,000 and $200,000)             75,000          100,000
  Investment advisor's agreements (net of
   amortization of $626,397 and $554,668)          5,111,942        5,183,671
  Other assets                                       148,768          128,958
                                                ------------------------------
  Total other assets                            $  8,741,392     $  8,754,487
                                                -----------------------------
TOTAL ASSETS                                    $ 10,312,421     $ 10,306,160
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $    101,524     $    101,486
  Accounts payable                                    36,294           16,208
  Note payable                                         5,089                0
  Investment certificates                             51,100                0
  Current portion of long-term debt                        0           78,192
  Other current liabilities                           38,083           36,714
                                                -----------------------------
  Total current liabilities                     $    232,090     $    232,600
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $          0     $    430,970
  Investment certificates                                  0          105,100
  Debenture certificates                             950,000          552,000
  Less current portion                                     0          (78,192)
                                                -----------------------------
  Total long-term liabilities                   $    950,000     $  1,009,878
                                                -----------------------------
TOTAL LIABILITIES                               $  1,182,089     $  1,242,478
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,163,687 and
   8,123,586 shares issued and outstanding,
   respectively                                 $ 10,418,516     $ 10,460,130
  Accumulated deficit                             (1,288,995)      (1,397,777)
  Unrealized gain on securities available
   for sale                                              811            1,329
                                                -----------------------------
  Total stockholders' equity                    $  9,130,332     $  9,063,682
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 10,312,421     $ 10,306,160
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   873,870   $   875,679
  Commissions                                           139,823        72,217
                                                    -------------------------
  Total revenue                                     $ 1,013,693   $   947,896
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   214,183   $   189,869
  Commission expense                                     45,014        28,405
  General and administrative expenses                   244,426       315,356
  Sales commissions amortized                           151,368       127,859
  Depreciation and amortization                         108,059       107,470
                                                    -------------------------
  Total operating expenses                          $   763,050   $   768,959
                                                    -------------------------

OPERATING INCOME                                    $   250,643   $   178,937
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    11,158   $     6,536
  Interest expense                                      (29,617)      (24,350)
                                                    -------------------------
  Total other income                                $   (18,459)  $   (17,814)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   232,184   $   161,123

DEFERRED INCOME TAX EXPENSE                         $  (123,404)     (104,988)
                                                    -------------------------
NET INCOME                                          $   108,750   $    56,135
                                                    =========================

NET INCOME PER SHARE:                               $      0.01   $      0.01

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                   8,149,687     8,168,166

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                        ND HOLDINGS, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities         $   262,407   $    49,379
                                                    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment adviser's agreement        $         0   $     1,319
  Purchase of equipment                                  (3,150)       (5,231)
  Other asset (increases) decreases                     (19,810)      (18,297)
                                                    --------------------------
  Net cash used by investing activities             $   (22,960)  $   (22,209)
                                                    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on short-term debt                       $  (425,881)  $         0
  Proceeds from long-term debt                          398,000             0
  Redemption of common stock                            (41,614)            0
  Investment certificates redeemed                      (54,000)            0
                                                    -------------------------
  Net cash provided (used) by financing activities  $  (123,495)  $         0
                                                    -------------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                   $   115,952   $    27,170

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    351,603       167,912
                                                    -------------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $   467,555   $   195,082
                                                    =========================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS


ND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998 and 1997

NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary (of a normal recurring nature only) to present fairly the financial position of the Company as of March 31, 1998 and results of operations and cash flows for the stated periods have been included. The Condensed Consolidated Balance Sheet at December 31, 1997, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

         Estimated effective annual income tax rates differ from statutory rates, primarily due to nondeductible amortization expenses.

NOTE 3 - RECLASSIFICATION

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the Company's net income.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing five (5) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, The Oklahoma Municipal Fund and The Illinois Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing shareholder services, fund accounting and other administrative services offered by ND Resources, Inc. ("ND Resources") to fund groups in the United States.

ASSETS UNDER MANAGEMENT

By Investment Objective
In Millions

As of March 31,                              1998      1997      % Change
--------------------------------------------------------------------------
FIXED INCOME
Tax-Free                                    $ 327.7   $ 316.5        3.5%
Taxable (Corporate/Government)                  0.0       2.5     (100.0)%
--------------------------------------------------------------------------

TOTAL FIXED INCOME                          $ 327.7   $ 319.0        2.7%
--------------------------------------------------------------------------

EQUITY
Fund of Funds                               $  21.4   $  13.4       59.7%
--------------------------------------------------------------------------
TOTAL EQUITY                                $  21.4   $  13.4       59.7%
--------------------------------------------------------------------------

TOTAL INTEGRITY MUTUAL FUNDS-end of period  $ 349.1   $ 332.4        5.0%
==========================================================================
Average for the period                      $ 349.9   $ 336.1        4.1%
==========================================================================

The Company's revenues depend primarily upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management were $349.9 million at March 31, 1998, a decrease of $621,552 (0.2%) from December 31, 1997 and an increase of $16,832,984 (5.1%) from March 31, 1997. The decrease in assets under management was the result of a decline in the net asset value (share price) of the fixed income funds and net redemptions of fixed income funds.


RESULTS OF OPERATIONS


                                    Three months ended
                                         March 31                %
                                     1998         1997         Change
---------------------------------------------------------------------
Net Income                         $108,750     $ 56,135        94%
Earnings per share
   Primary                         $   0.01     $   0.01         0%
   Fully-diluted                   $   0.01     $   0.01         0%

Operating margin                      25%          19%
---------------------------------------------------------------------

Net income during the quarter ended March 31, 1998 increased as compared to the same quarter in the previous fiscal year primarily due to an increase in investment management fees as a result of an increase in fee rates charged to Funds and, to a lesser extent a 4.1% increase in average assets under management.

For the three months ended March 31, 1997, the Company waived or reimbursed fund fees and expenses (including transfer agent fees, accounting service fees custodian fees, professional services fees and directors/trustees fees) pursuant to voluntary fee waiver and expense reimbursement arrangements. The Company incurred and paid each Fund's expenses (with such expenses being reflected as general and administrative expenses on the Company's consolidated income statement). Each fund's expenses were periodically paid by the applicable fund in an amount equal to the fund's gross expenses net of expenses voluntarily absorbed by the Company (with the net payments being reflected as fee income on the Company's consolidated income statement). Commencing in 1998, Fund expenses are incurred and paid directly by the Funds. The Company is fulfilling its voluntary waiver and reimbursement arrangements through voluntary waivers of investment advisory and/or Rule 12b-1 fees and reimbursement of expenses. While this change in procedure will not have any impact on the Company's consolidated net income, it has caused consolidated revenues and expenses to be lower for the three months ended March 31, 1998 than they otherwise would have been in the absence of such procedural change. Had this change been adopted on January 1, 1997, fee income for the three months ended March 31, 1997 would have been $727,038, a decrease of 148,641 and general and administrative expenses would have been $166,715, a decrease of 148,641.


Operating revenues

Total operating revenues for the three months ended March 31, 1998 were $1,013,693 an increase of 27% from March 31, 1997 after giving effect to the procedural change The increase resulted primarily from reduced fee waivers, and to a lesser extent from increased assets under management.

Commission income includes underwriting fees associated with sales of the front-end sales load funds, ("FESL's") commissions earned by registered representatives of ND Capital, the Company's broker-dealer subsidiary, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income increased 94% from $72,217 for the first three months of 1997 to $139,823 for the same period this year. The increase is attributable primarily to an increase in the commissions earned by registered representatives of ND Capital and to a lesser extent from commissions earned by ND Capital acting as agent for the purchase or sale of a security. ND Capital may cease acting as agent to the fixed-income funds for the purchase of investment securities in January 1998. During the first quarter of 1997, and the first quarter of 1998, approximately $14,962 and $139,823 of the Company's revenues from commissions. Or approximately 21%, and 28% respectively, resulted from ND Capital acting as agent to the Fixed Income Funds for the purchase of investment securities.

Operating expenses

Total operating expenses for the three months ended March 31, 1998 reported were $763,050,an increase of 23% from March 31, 1997 after giving effect to the procedural change. The increase is a result of increases in several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits.

Total compensation and benefits for the three months ended March 31, 1998 were $214,183, an increase of 13% from March 31, 1997.The increase resulted primarily from an increase in employees in preparation of offering
Transfer Agent and accounting services to outside fund groups and normal increases in compensation and benefits for cost of living adjustments.

Commission Expense

Total commission expense for the three months ended March 31, 1998 was $45,014, an increase of 58% from March 31, 1997. The increase is directly related to the increase in commission income.



                                    8



Total general and administrative expenses for the three months ended March 31, 1998 were $244,426, an increase of 47% from March 31, 1997 after giving effect to the procedural change. The increase is a result of additional marketing costs in an effort to increase Fund growth, additional interest expense because of the recently completed debenture offering and normal increases in operating costs.


Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Amortization of deferred sales commissions increased 18% in the first three months of 1998 over the same period in 1997. The increase in 1998 is due to an increase in capitalized sales commissions paid on funds subject to contingent deferred sales charges ("CDSC").

Depreciation and amortization remained relatively unchanged in the first three months of 1998 compared with the prior year period. A covenant not to compete, accounting for $100,000 of annual amortization will be fully amortized at December 31, 1998.

Other income (expenses)

Total other income, net of other expenses remained relatively unchanged in the first three months of 1998 compared with same period in 1997.

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


Financial Condition

At March 31, 1998, the Company's assets aggregated $10,312,421, an increase of 0.06% from $10,306,160, at December 31, 1997. Stockholders' equity totaled $9,130,332 compared to $9,063,682 at December 31, 1997. The increase in assets and stockholders' equity was primarily a result of an increase in net income. Cash provided by operating activities for the three months ended March 31, 1998 increased 431% from $49,379 in the three months ended March 31, 1997 to $262,407 in the three months ended March 31, 1998. For the three months ended March 31, 1998, the Company used net cash of $22,960 for the purchase of equipment and other assets. Net cash used by financing activities during the first three months of 1998 was $123,495 as the Company used cash flows and proceeds in the amount of $398,000 from an intrastate debenture offering to pay down short-term debt and outstanding investment certificates. During the three months ended March 31, 1998 the Company purchased $28,000 of its common stock for an aggregate consideration of $41,614.

Liquidity and Capital Resources

At March 31, 1998, the Company held $467,555 in cash and cash equivalents, as compared to $351,603 at December 31, 1997. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $914,382 at March 31, 1998 from $795,066 at December 31, 1997, primarily the result of increased income before income taxes and the remaining debenture offering proceeds not used to payoff bank loans or retire company stock.

Net cash from operating activities was $262,407 during the three month period ended March 31, 1998, an increase of 531% from $49,379 during the three month period ended March 31, 1997. The increase was attributable to the increase in income before income taxes for the three months ended March 31, 1998 as compared to March 31, 1997. During the three months ended Marsh 31, 1997, accounts payable were reduced by approximately $91,500 which reduced cash flows from operating activities.

Net cash used by investing activities for the three months ended March 31, 1998 was relatively the same as March 31, 1997.

Net cash used by financing activities during the three months ended March 31, 1998 was $123,495. The primary financing activities for the period were the completion of the intra-state debenture offering resulting in proceeds of $398,000 during the three months ended March 31, 1998, payoff of the Company's bank loan for $425,881, payments on investment certificates of $54,000 and the redemption of $41,614 of Company stock. The debenture offering was closed effective February 22. There were no financing activities during the three months ended March 31, 1997.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at May 11, 1998 had $1,000,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management firms, purchase property currently being leased, repurchase shares of the Company's Common Stock and service debt.


FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in other Company-authorized written or oral statements, the words and phrases "can be", "expects," "anticipates," "may affect," "may depend," "believes," "estimate" or similar expressions are intended to identify "forward-looking -statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, that could cause actual results for future periods to differ materially from those presently anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

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

In seeking to sell Fund shares, and market its other services, the Company operates in the highly competitive financial services industry. The Company competes with approximately 6,800 open-end investment companies which offer their shares to the investing public in the United States. In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loans associations and other financial institutions, as well as investment advisory firms. Most of these competitors have substantially greater resources than the Company. The Company sells Fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares. However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of Fund shares which could have a material adverse effect on the Company's earnings. The ability of the Company to sell Fund shares may also be affected by general economic conditions including, amongst other factors, changes in interest rates and the inflation rate. Interest and inflation rate changes may particularly impact the flow of money into mutual funds which invest in fixed-income securities. Each of the Funds except Integrity Fund of Funds invests substantially all of its assets in fixed-income securities.

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

The Company also operates in a heavily-regulated environment. Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson Capital, two of the Company's subsidiaries, and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson Capital and the funds, which must respond to the SEC's comments by June 1, 1998, are currently reviewing and working to resolve such comments. The Company is already incurring additional costs in order to comply with existing regulatory requirements. The need to comply with any future regulatory requirements may place further regulatory burdens on the Company and require the Company to incur additional costs. These additional costs may have a material adverse effect on the Company's earnings.

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

Item 5:       Other Information

On April 14, 1998 the Company's Controller and Chief Operating Officer submitted their resignation.

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


     /s/ Robert E. Walstad                                 May 15, 1998
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board

                        ND HOLDINGS, INC. AND SUBSIDIARIES

          Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended March 31, 1998

EXHIBITS

  EX-27     Financial Data Schedule