Form 10QSB
period 1998-06-30
ND HOLDINGS INC
filed 1998-08-12
CIK 944696

FORM 10-QSB

                       Securities and Exchange Commission
                            Washington, D.C. 20549

       [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

Yes   X       No

As of August 7, 1998, there were 8,093,687 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                                  FORM 10-QSB

                               ND HOLDINGS, INC.

                                    INDEX


Part I:     FINANCIAL INFORMATION                                    Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
               June 30, 1998 and December 31, 1997                     3

            Condensed Consolidated Statements of Operations-
               Three months ended June 30, 1998 and 1997               4

            Condensed Consolidated Statements of Operations-
               Six months ended June 30, 1998 and 1997                 5

            Condensed Consolidated Statements of Cash Flows-
               Six months ended June 30, 1998 and 1997                 6

            Notes to Condensed Consolidated Financial Statements       7

Item 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8

Part II     OTHER INFORMATION

Item 5      Other Information                                         10

Item 6      Exhibits and Reports on Form 8-K                          11

            Signatures                                                12

            Exhibit Index                                             13


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                   June 30,      December 31,
                                                    1998             1997
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    581,442      $   351,603
  Securities available-for-sale                       97,877          101,329
  Accounts receivable                                325,017          342,134
  Prepaids                                            28,768           27,825
  Deferred tax benefit                               235,436          405,343
                                                -----------------------------
  Total current assets                          $  1,268,540     $  1,228,234
                                                -----------------------------
EQUIPMENT
  Equipment                                     $    582,011     $    562,776
  Less accumulated depreciation                     (260,363)        (239,337)
                                                -----------------------------
  Net equipment                                 $    321,648     $    323,439
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  3,455,532     $  3,341,858
  Covenant not to compete (net of
   amortization of $250,000 and $200,000)             50,000          100,000
  Investment advisor's agreements (net of
   amortization of $698,127 and $554,668)          5,040,212        5,183,671
  Other assets                                       147,367          128,958
                                                ------------------------------
  Total other assets                            $  8,693,111     $  8,754,487
                                                -----------------------------
TOTAL ASSETS                                    $ 10,283,299     $ 10,306,160
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $    101,622     $    101,486
  Accounts payable                                    59,565           16,208
  Note payable                                         4,834                0
  Investment certificates                             40,000                0
  Current portion of long-term debt                        0           78,192
  Other current liabilities                           37,470           36,714
                                                -----------------------------
  Total current liabilities                     $    243,491     $    232,600
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $          0     $    430,970
  Investment certificates                                  0          105,100
  Debenture certificates                             950,000          552,000
  Less current portion                                     0          (78,192)
                                                -----------------------------
  Total long-term liabilities                   $    950,000     $  1,009,878
                                                -----------------------------
TOTAL LIABILITIES                               $  1,193,491     $  1,242,478
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,097,187 and
   8,153,187 shares issued and outstanding,
   respectively                                 $ 10,379,609     $ 10,460,130
  Accumulated deficit                             (1,287,678)      (1,397,777)
  Unrealized gain (loss)on securities
   available for sale                                 (2,123)           1,329
                                                -----------------------------
  Total stockholders' equity                    $  9,089,808     $  9,063,682
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 10,283,299     $ 10,306,160
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                             June 30,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   873,406   $   904,401
  Commissions                                           106,585        79,690
                                                    -------------------------
  Total revenue                                     $   979,991   $   984,091
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   197,136   $   191,284
  Commission expense                                     63,607        29,120
  General and administrative expenses                   424,977       384,000
  Sales commissions amortized                           118,568       133,418
  Depreciation and amortization                         108,876       107,470
                                                    -------------------------
  Total operating expenses                          $   913,163   $   845,292
                                                    -------------------------

OPERATING INCOME                                    $    66,828   $   138,799
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    12,368   $     6,492
  Interest expense                                      (25,022)      (33,756)
                                                    -------------------------
  Net other income (expense)                        $   (12,654)  $   (27,264)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $    54,174   $   111,535

DEFERRED INCOME TAX EXPENSE                         $   (52,858)      (82,737)
                                                    -------------------------
NET INCOME                                          $     1,347   $    28,798
                                                    =========================

NET INCOME PER SHARE:                               $        -   $         -

AVERAGE COMMON SHARES OUTSTANDING                     8,107,687     8,131,747

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 1,747,276   $ 1,780,080
  Commissions                                           246,408       151,907
                                                    -------------------------
  Total revenue                                     $ 1,993,684   $ 1,931,987
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   411,319   $   381,153
  Commission expense                                    108,621        57,525
  General and administrative expenses                   669,403       699,356
  Sales commissions amortized                           269,936       261,277
  Depreciation and amortization                         216,935       214,940
                                                    -------------------------
  Total operating expenses                          $ 1,676,213   $ 1,614,251
                                                    -------------------------

OPERATING INCOME                                    $   317,471   $   317,736
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    23,526   $    13,028
  Interest expense                                      (54,639)      (58,106)
                                                    -------------------------
  Net other income (expense)                        $   (31,113)  $   (45,078)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   286,358   $   272,658

DEFERRED INCOME TAX EXPENSE                         $  (176,262)     (187,725)
                                                    -------------------------
NET INCOME                                          $   110,097   $    84,933
                                                    =========================

NET INCOME PER SHARE:                               $      0.01   $      0.01

AVERAGE COMMON  SHARES OUTSTANDING                    8,127,519     8,129,415

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                        ND HOLDINGS, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                         Six Months Ended
                                                             June 30
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities         $   441,240   $   201,725
                                                    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment adviser's agreement        $         0   $    (4,029)
  Purchase of equipment                                 (19,235)      (16,384)
  Other asset (increases) decreases                     (18,409)       (3,361)
                                                    --------------------------
  Net cash used by investing activities             $   (37,644)  $   (23,774)
                                                    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                        $  (426,136)  $         0
  Proceeds from long-term debt                          398,000             0
  Payments on long-term debt                                  0      (144,240)
  Proceeds from issuing common stock (net of
    issue cost)                                          11,870        62,739
  Redemption of common stock                            (92,391)            0
  Investment certificates redeemed                      (65,100)      (51,000)
                                                    -------------------------
  Net cash provided (used) by financing activities  $  (173,757)  $  (132,501)
                                                    -------------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                   $   229,839   $    45,450

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    351,603       167,912
                                                    -------------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $   581,442   $   213,362
                                                    =========================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS


ND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 and 1997

NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments necessary (of a normal recurring nature only) to present fairly the financial position of the Company as of June 30, 1998 and results of operations and cash flows for the stated periods have been included. The Condensed Consolidated Balance Sheet at December 31, 1997, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of operating results for the entire year.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies: ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing five (5) separate portfolios including
The Kansas Municipal Fund, The Kansas Insured Intermediate Fund,
The Nebraska Municipal Fund, The Oklahoma Municipal Fund and The Illinois Municipal Fund. Currently, ND Holdings is the only shareholder of The Illinois Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing shareholder services, fund accounting and other administrative services offered by its subsidiary, ND Resources, Inc.("ND Resources") to fund groups in the United States.

ASSETS UNDER MANAGEMENT

By Investment Objective
In Millions

As of June 30,                               1998      1997      % Change
--------------------------------------------------------------------------
FIXED INCOME
Tax-Free                                    $ 324.4   $ 315.7        2.8%
Taxable (Corporate/Government)                  0.0       2.5     (100.0)%
--------------------------------------------------------------------------

TOTAL FIXED INCOME                          $ 324.4   $ 318.2        1.9%
--------------------------------------------------------------------------

EQUITY
Fund of Funds                               $  21.7   $  15.9       36.5%
--------------------------------------------------------------------------
TOTAL EQUITY                                $  21.7   $  15.9       36.5%
--------------------------------------------------------------------------

TOTAL ALL MUTUAL FUNDS-end of period        $ 346.1   $ 334.1        3.6%
==========================================================================
Average for the period                      $ 347.9   $ 336.3        3.5%
==========================================================================

The Company's revenues depend primarily upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchase and redemption of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management were $346.1 million at June 30, 1998, a decrease of $3.8 million (1.1%) from December 31, 1997 and an increase of $12.0 million (3.5%) from June 30, 1997. The decrease in assets under management during the six month period ended June 30, 1998, was the result of a decline in the net asset value (share price) of the fixed income funds and net redemption of fixed income funds.


RESULTS OF OPERATIONS


                                      Six months ended
                                          June 30                %
                                     1998         1997         Change
---------------------------------------------------------------------
Net Income                         $110,097     $ 84,933        30%
Earnings per share
   Primary                         $   0.01     $   0.01         0%
   Fully-diluted                   $   0.01     $   0.01         0%

Operating margin                      16%          16%
---------------------------------------------------------------------

Net income during the six months ended June 30, 1998 increased as compared to the same period in the previous fiscal year primarily due to an increase in investment management fees as a result of an increase in fee rates charged to Funds and, to a lesser extent a 3.5% increase in average assets under management.

For the six months ended June 30, 1997, the Company waived or reimbursed fund fees and expenses (including transfer agent fees, accounting service fees custodian fees, professional services fees and directors/trustees fees) pursuant to voluntary fee waiver and expense reimbursement arrangements. The Company incurred and paid each Fund's expenses (with such expenses being reflected as general and administrative expenses on the Company's consolidated income statement). Each fund's expenses were periodically paid by the applicable fund in an amount equal to the fund's gross expenses net of expenses voluntarily absorbed by the Company (with the net payments being reflected as fee income on the Company's consolidated income statement). Commencing in 1998, Fund expenses are incurred and paid directly by the Funds. The Company is fulfilling its voluntary waiver and reimbursement arrangements through voluntary waivers of investment advisory and/or Rule 12b-1 fees and reimbursement of expenses. While this change in procedure will not have any impact on the Company's consolidated net income, it has caused consolidated revenues and expenses to be lower for the six months ended
June 30, 1998 than they otherwise would have been in the absence of such procedural change. Had this change been adopted on January 1, 1997, fee income for the six months ended June 30, 1997 would have been $1,457,101, a decrease of $322,979 and general and administrative expenses would have been $376,377, a decrease of $322,979.


Operating revenues

Total operating revenues for the six months ended June 30, 1998 were $1,993,684 an increase of 24% from June 30, 1997 after giving effect to the procedural change. The increase resulted primarily from reduced fee waivers, and to a lesser extent from increased assets under management.

Commission income includes underwriting fees associated with sales of the front-end sales load funds, ("FESL's") commissions earned by registered representatives of ND Capital, the Company's broker-dealer subsidiary, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income increased 62% from $151,907 for the first six months of 1997 to $246,408 for the same period this year.
The increase is attributable primarily to an increase in the commissions earned by registered representatives of ND Capital and to a lesser extent from commissions earned by ND Capital acting as agent for the purchase or sale of certain investment securities. ND Capital has temporarily ceased acting as agent to the fixed-income funds for the purchase of investment securities in 1998.

Operating expenses

Total operating expenses for the six months ended June 30, 1998 reported were $1,676,213, an increase of 30% from June 30, 1997 after giving effect to the procedural change. The increase is a result of increases in several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits.

Total compensation and benefits for the six months ended June 30, 1998 were $411,319, an increase of 8% from June 30, 1997. The increase resulted primarily from an increase in employees in preparation of offering Transfer Agent and accounting services to outside fund groups and normal increases in compensation and benefits for cost of living adjustments.

Commission Expense

Total commission expense for the six months ended June 30, 1998 was $108,621, an increase of 89% from June 30, 1997. The increase is directly related to the increase in commission income.

Total general and administrative expenses for the six months ended June 30, 1998 were $669,403, an increase of 78% from June 30, 1997 after giving effect to the procedural change. The majority of the increase is a result of additional legal and accounting expenses related to a routine SEC examination. Additional marketing costs in an effort to increase Fund growth, additional interest expense because of the recently completed debenture offering and normal increases in operating costs were additional factors.


Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Amortization of deferred sales commissions increased 3% in the first six months of 1998 over the same period in 1997.

Depreciation and amortization remained relatively unchanged in the first six months of 1998 compared with the prior year period. A covenant not to compete, accounting for $100,000 of annual amortization will be fully amortized at December 31, 1998.

Other income (expenses)

Total other income, net of other expenses was ($31,113) in the first six months of 1998 compared with ($45,078) for the same period in 1997. Investment income increased to $23,526 for the first six months of 1998 compared to $13,028 for the same period in 1997, due to a higher level of cash and cash equivalents. Interest expense was $54,639 for the first six months of 1998. Interest expense for the same period in 1997 was $58,106. The decrease in interest expense is a result of reductions in debt from the prior years level.

Following routine books and records examinations by the SEC in 1997, ND Money Management Inc. (ND Money Management), Ranson Capital Corporation (Ranson Capital), the company's portfolio management subsidiaries, and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson and the Funds, responded to the SEC's comments June 1, 1998, and are currently awaiting a response from the SEC. There can be no assurance at this time that the resolution of one or more of the SEC's comments would not have a material adverse effect on the business or financial condition of the Company. The Company has incurred and anticipates that it will continue to incur, additional legal and compliance costs in the future to ensure ongoing compliance with applicable regulatory requirements, although the extent of such additional costs is not presently determinable.

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


Financial Condition, Liquidity and Capital Resources

At June 30, 1998, the Company's assets aggregated $10,283,299, a decrease of 0.22% from $10,306,160, at December 31, 1997. Stockholders' equity totaled $9,089,808 compared to $9,063,682 at December 31, 1997.

The Company held $581,442 in cash and cash equivalents at June 30, 1998, as compared to $351,603 at December 31, 1997. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $1,004,335 at June 30, 1998 from $795,066 at December 31, 1997, primarily the result of current year's income before income taxes and the remaining debenture offering proceeds not used to payoff bank loans, pay commissions or retire company stock.

Net cash from operating activities was $441,240 during the six month period ended June 30, 1998, an increase of 119% from $201,725 during the six month period ended June 30, 1997. The increase was attributable to the increase in income before income taxes and a decrease in accounts receivable and accounts payable of approximately $198,000 for the six months ended June 30, 1998 as compared to June 30, 1997.

Net cash used by investing activities for the six months ended June 30, 1998 was up $15,000 for the same period June 30, 1997. The increase is primarily due to capitalized fees paid in connection with the Company's debenture offering. These fees are part of the Company's other assets.

Net cash used by financing activities during the six months ended June 30, 1998 was $173,757. The primary financing activities for the period were the completion of the intra-state debenture offering resulting in proceeds of $398,000 during the six months ended June 30, 1998, payoff of the Company's bank loan for $425,881, payments on investment certificates of $65,100 and the redemption of $92,391 of Company stock. The debenture offering was closed effective February 22.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at August 7, 1998 had $1,000,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next several months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management firms, purchase property currently being leased, repurchase shares of the Company's Common Stock and service debt.


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

The Company also operates in a heavily-regulated environment. Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson Capital, two of the Company's subsidiaries, and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson Capital and the Funds, responded to the SEC's comments June 1, 1998, and are currently awaiting a response from the SEC. The Company incurred additional costs in order to comply with existing regulatory requirements. The need to comply with any future regulatory requirements may place further regulatory burdens on the Company and require the Company to incur additional costs. These additional costs may have a material adverse effect on the Company's earnings.

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

Item 5:       Other Information

On July 1, 1998 the Company hired a Controller to fill the open position from May 14, 1998. A nine-person management staff has assumed the Chief Operating Officer responsibilities.

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


     /s/ Robert E. Walstad                              August 11, 1998
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board

                        ND HOLDINGS, INC. AND SUBSIDIARIES

          Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended June 30, 1998

EXHIBITS

  EX-27     Financial Data Schedule