Form 10QSB
period 1998-09-30
ND HOLDINGS INC
filed 1998-11-16
CIK 944696

FORM 10-QSB

                       Securities and Exchange Commission
                            Washington, D.C. 20549

       [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        U.S. SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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

Yes   X       No

As of November 10 , 1998, there were 8,079,687 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                                  FORM 10-QSB

                               ND HOLDINGS, INC.

                                    INDEX


Part I:     FINANCIAL INFORMATION                                    Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
               September 30, 1998 and December 31, 1997                    3

            Condensed Consolidated Statements of Operations-
               Three months ended September 30, 1998 and 1997              4

            Condensed Consolidated Statements of Operations-
               Nine months ended September 30, 1998 and 1997               5

            Condensed Consolidated Statements of Cash Flows-
               Nine months ended September 30, 1998 and 1997               6

            Notes to Condensed Consolidated Financial Statements           7

Item 2      Management's Discussion and Analysis or Plan of Operation

Part II     OTHER INFORMATION

Item 4      Submission of matters to a vote of security holders           11

Item 6      Exhibits and Reports on Form 8-K                              11

            Signatures                                                    12

            Exhibit Index                                                 13


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                September 30,    December 31,
                                                    1998             1997
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    836,632      $   351,603
  Securities available-for-sale                        1,000          101,329
  Accounts receivable                                320,722          342,134
  Prepaids                                            22,639           27,825
  Deferred tax benefit                                94,878          405,343
                                                -----------------------------
  Total current assets                          $  1,275,871     $  1,228,234
                                                -----------------------------
EQUIPMENT
  Equipment                                     $    586,365     $    562,776
  Less accumulated depreciation                     (270,876)        (239,337)
                                                -----------------------------
  Net equipment                                 $    315,489     $    323,439
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  3,484,072     $  3,341,858
  Covenant not to compete (net of
   amortization of $275,000 and $200,000)             25,000          100,000
  Investment advisor's agreements (net of
   amortization of $769,856 and $554,668)          4,968,483        5,183,671
  Other assets                                       238,624          128,958
                                                ------------------------------
  Total other assets                            $  8,716,180     $  8,754,487
                                                -----------------------------
TOTAL ASSETS                                    $ 10,307,540     $ 10,306,160
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $     97,303     $    101,486
  Accounts payable                                    38,146           16,208
  Investment certificates                             40,000                0
  Current portion of long-term debt                   28,805           78,192
  Other current liabilities                           18,754           36,714
                                                -----------------------------
  Total current liabilities                     $    223,007     $    232,600
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $     28,805     $    430,970
  Investment certificates                                  0          105,100
  Debenture certificates                             950,000          552,000
  Less current portion                               (28,805)         (78,192)
                                                -----------------------------
  Total long-term liabilities                   $    950,000     $  1,009,878
                                                -----------------------------
TOTAL LIABILITIES                               $  1,173,007     $  1,242,478
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,083,187 and
   8,153,187 shares issued and outstanding,
   respectively                                 $ 10,358,337     $ 10,460,130
  Accumulated deficit                             (1,221,681)      (1,397,777)
  Unrealized gain (loss)on securities
   available for sale                                 (2,123)           1,329
                                                -----------------------------
  Total stockholders' equity                    $  9,134,533     $  9,063,682
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 10,307,540     $ 10,306,160
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                         September 30,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   874,316   $   904,950
  Commissions                                           101,312       101,752
                                                    -------------------------
  Total revenue                                     $   975,628   $ 1,006,702
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   211,045   $   187,321
  Commission expense                                     57,827        36,123
  General and administrative expenses                   246,210       331,012
  Sales commissions amortized                           103,423       139,646
  Depreciation and amortization                         108,467       107,470
                                                    -------------------------
  Total operating expenses                          $   726,973   $   801,572
                                                    -------------------------

OPERATING INCOME                                    $   248,655   $   205,130
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    11,701   $     5,603
  Interest expense                                      (25,641)      (27,090)
                                                    -------------------------
  Net other income (expense)                        $   (13,940)  $   (21,487)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   234,716   $   183,643

DEFERRED INCOME TAX EXPENSE                         $  (143,719)     (108,016)
                                                    -------------------------
NET INCOME                                          $    90,997   $    75,627
                                                    =========================

NET INCOME PER SHARE:                               $       .01  $        .01

AVERAGE COMMON SHARES OUTSTANDING                     8,089,020     8,153,838

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 2,621,592   $ 2,685,030
  Commissions                                           347,720       253,659
                                                    -------------------------
  Total revenue                                     $ 2,969,312   $ 2,938,689
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   622,363   $   568,474
  Commission expense                                    166,448        93,648
  General and administrative expenses                   915,613     1,030,368
  Sales commissions amortized                           373,359       400,923
  Depreciation and amortization                         325,402       322,410
                                                    -------------------------
  Total operating expenses                          $ 2,403,186   $ 2,415,823
                                                    -------------------------

OPERATING INCOME                                    $   566,126   $   522,866
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    35,227   $    18,631
  Interest expense                                      (80,280)      (85,196)
                                                    -------------------------
  Net other income (expense)                        $   (45,053)  $   (66,565)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   521,073   $   456,301

DEFERRED INCOME TAX EXPENSE                         $  (319,981)     (295,741)
                                                    -------------------------
NET INCOME                                          $   201,092   $   160,560
                                                    =========================

NET INCOME PER SHARE:                               $      0.03   $      0.02

AVERAGE COMMON  SHARES OUTSTANDING                    8,114,687     8,129,544

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                        ND HOLDINGS, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                        Nine Months Ended
                                                          September 30
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities         $   717,0464   $   360,383
                                                    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                             $   (23,589)  $   (36,546)
  Redemption of investment                               96,877             0
  Other asset (increases) decreases                    (109,666)      (42,751)
                                                    --------------------------
  Net cash used by investing activities             $   (36,378)  $   (79,297)
                                                    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                        $  (427,165)  $  (549,240)
  Proceeds from long-term debt                          398,000       300,000
  Proceeds from issuing common stock (net of
    issue cost)                                          11,870       124,788
  Redemption of common stock                           (113,663)            0
  Investment certificates redeemed                      (65,100)      (51,000)
                                                    -------------------------
  Net cash provided (used) by financing activities  $  (196,058)  $  (175,452)
                                                    -------------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                   $   485,028   $   105,634

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    351,603       167,912
                                                    -------------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $   836,631   $   273,546
                                                    =========================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS


ND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997

NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments necessary (of a normal recurring nature only) to present fairly the financial position of the Company as of September 30, 1998 and results of operations and cash flows for the stated periods have been included. The Condensed Consolidated
         Balance Sheet at December 31, 1997, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of operating results for the entire year. The information included in the Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the ND Holdings, Inc. 1997 Annual Report on Form 10-KSB.

NOTE 2 - INCOME TAXES

         Estimated effective annual income tax rates differ from statutory rates, primarily due to nondeductible amortization expenses.

NOTE 3 - RECLASSIFICATION

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the Company's net income.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ASSETS UNDER MANAGEMENT

By Investment Objective
In Millions

As of September 30,                          1998      1997      % Change
--------------------------------------------------------------------------
FIXED INCOME
Tax-Free                                    $ 329.0   $ 328.4         .2%
Taxable (Corporate/Government)                  0.0       2.2     (100.0)%
--------------------------------------------------------------------------

TOTAL FIXED INCOME                          $ 329.0   $ 330.6       (0.5)%
--------------------------------------------------------------------------

EQUITY
Fund of Funds                               $  18.7   $  17.8        5.1%
--------------------------------------------------------------------------
TOTAL EQUITY                                $  18.7   $  17.8        5.1%
--------------------------------------------------------------------------

TOTAL ALL MUTUAL FUNDS-end of period        $ 347.7   $ 348.4       (0.2)%
==========================================================================
Average for the period                      $ 347.2   $ 337.6        2.8%
==========================================================================

The Company's revenues depend primarily upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchase and redemption of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management were $347.7 million at September 30, 1998, a decrease of $2.2 million (0.6%) from December 31, 1997 and a decrease of $0.7 million (0.7%) from September 30, 1997. The decrease in assets under management during the nine month period ended September 30, 1998, was the result of a decline in the net asset value(share price) of the certain funds and net redemption of fixed income funds.


RESULTS OF OPERATIONS


                       Three Months Ended            Nine months ended
                         September 30       %          September 30        %
                       1998      1997    Change       1998      1997    Change
-------------------------------------------------------------------------------
Net Income            $90,997  $75,627      20%      $201,093  $160,560    25%
Earnings per share
   Primary            $  0.01  $  0.01               $   0.03  $   0.02    50%
   Fully-diluted      $  0.01  $  0.01               $   0.03  $   0.02    50%

Operating margin          25%      20%                   19%       18%
-------------------------------------------------------------------------------

Net income during the nine months ended and third quarter, September 30, 1998 increased as compared to the same period in the previous fiscal year and third quarter primarily due to an increase in investment management fees as a result of an increase in fee rates charged to certain funds and, to a lesser extent a 2.8% increase in average assets under management.

For the nine months ended September 30, 1997, the Company waived or reimbursed fund fees and expenses (including transfer agent fees, accounting service fees custodian fees, professional services fees and directors/trustees fees) pursuant to voluntary fee waiver and expense reimbursement arrangements. The Company incurred and paid each Fund's expenses (with such expenses being reflected as general and administrative expenses on the Company's consolidated income statement). Each fund's expenses were periodically paid by the applicable fund in an amount equal to the fund's gross expenses net of expenses voluntarily absorbed by the Company (with the net payments being reflected as fee income on the Company's consolidated income statement). Commencing in 1998, Fund expenses are incurred and paid directly by the Funds. The Company is fulfilling its voluntary waiver and reimbursement arrangements through voluntary waivers of investment advisory and/or Rule 12b-1 fees and reimbursement of expenses. While this change in procedure will not have any impact on the Company's consolidated net income, it has caused consolidated revenues and expenses to be lower for the nine months ended September 30, 1998 than they otherwise would have been in the absence of such procedural change. Had this change been adopted on January 1, 1997, fee income for the nine months ended September 30, 1997 would have been $2,447,441, a decrease of $491,248 and general and administrative expenses would have been $539,120, a decrease of $491,248.


Operating revenues

Total operating revenues for the nine months ended September 30, 1998 were $2,969,312, an increase of 21% from September 30, 1997 after giving effect to the procedural change. Third quarter ended operating revenues were a 3% decrease from the same period 1997. The increase for the nine months ended resulted primarily from commission income.

Commission income includes underwriting fees associated with sales of the front-end sales load funds, ("FESL's") commissions earned by registered representatives of ND Capital, the Company's broker-dealer subsidiary, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income increased 37% from $253,659 for the first nine months of 1997 to $347,720 for the same period this year, while third quarter was unchanged from the same period 1997. The year to date increase is attributable primarily to an increase in the commissions earned by registered representatives of ND Capital and to a lesser extent from commissions earned by ND Capital acting as agent for the purchase or sale of certain investment securities. ND Capital has temporarily ceased acting as agent to the fixed-income funds for the purchase of investment securities in 1998.

Operating expenses

Total operating expenses for the nine months ended September 30, 1998 reported were $2,403,186, an increase of 25% from September 30, 1997 after giving effect to the procedural change. Third quarter operating expenses are a 9% decrease from the same period 1997. The variances relate to several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits.

Total compensation and benefits for the nine months ended September 30, 1998 were $622,363, an increase of 9% from September 30, 1997. Third quarter expenses were up 9% compared to the same period 1997. The increase resulted primarily from an increase in employees in preparation of offering
Transfer Agent and accounting services to outside fund groups and normal increases in compensation and benefits for cost of living adjustments.

Commission Expense

Total commission expense for the nine months ended September 30, 1998 was $166,448, an increase of 78% from September 30, 1997. Third quarter commission expense is up 60% compared to the same period 1997. The increase is directly related to the increase in commission income.

Total general and administrative expenses for the nine months ended September 30, 1998 were $915,613, an increase of 70% from September 30, 1997 after giving effect to the procedural change. Third quarter general and administrative expenses were down 26% for the same period 1997. The majority of the year to date increase is a result of additional legal and accounting expenses related to a routine SEC examination. Additional marketing costs in an effort to increase Fund growth, and normal increases in operating costs were additional factors.


Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Amortization of deferred sales commissions increased 1% in the first nine months and third quarter of 1998 over the same period 1997.

Depreciation and amortization remained relatively unchanged in the first nine months and third quarter of 1998 compared with the same period 1997. A covenant not to compete, accounting for $100,000 of annual amortization will be fully amortized at December 31, 1998.

Other income (expenses)

Total other income net of other expenses was ($45,053) in the first nine months of 1998 compared with ($66,565) for the same period 1997. Third quarter income net of expenses was ($13,940) compared with ($21,487) for the same period 1997. Investment income increased to $35,227 for the first nine months of 1998 compared to $18,631 for the same period 1997. Third quarter investment income increased to $11,701 compared to $5,603 for the same period 1997. The increases are due to a higher level of cash and cash equivalents. Interest expense was $80,820 for the first nine months of 1998 compared to $85,196 for the same period 1997. Third quarter interest expense was $25,641 compared to $27,090 for the same period 1997. The decrease in interest expense is a result of reductions in debt from the prior years level.

Following routine books and records examinations by the SEC in 1997, ND Money Management Inc. (ND Money Management), Ranson Capital Corporation (Ranson Capital), the company's portfolio management subsidiaries, and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson and the Funds, responded to the SEC's comments June 1, 1998, and on September 3, 1998, the SEC's response was one of advisory content only. The Company's compliance department has put procedures in place to ensure future compliance. The Company has incurred and anticipates that it will continue to incur, additional costs in the future to ensure ongoing compliance with applicable regulatory requirements, although the extent of such additional costs is not presently determinable.

Description of the Year 2000 (Y2K) Problem

The Y2K problem refers to a flaw in the way dates have traditionally been entered into computer systems. Some computer systems and software have accepted entry of two digit years with the expectation that the year "00" refers to the year 1900, not the year 2000. This prevents the computer from properly recognizing dates after the year 1999. Y2K compliance indicates that procedures have been adopted to assure all dates entered, stored, calculated and reported by computer systems are valid.

Company action addressing the Y2K problem

The information and data processing systems used by ND Holdings, Inc. and its subsidiaries are managed and maintained by ND Resources, Inc. ND Resources has the responsibility to assure that data processing performed for its parent company and subsidiaries, as well as data processing performed for and between outside clients, will not be adversely affected by the Y2K problem.

ND Resources has completed an inventory and assessment of all systems potentially affected by the Y2K problem. Remediation and testing of individual system components is scheduled to be completed by the second quarter of 1999. Outside vendors have been identified and contacted regarding Y2K compliance.

Impact of the Y2K problem on the company

ND Holdings, Inc. does not anticipate a material impact on the company's financial condition due to Y2K compliance issues. The company's information systems have been designed to be Y2K compliant. Internal company staff and resources are being utilized to address Y2K remediation and testing. ND Resources is in close contact with outside vendors and service providers, to assure that a third party's failure to provide service does not disrupt normal business operations.

Contingency planning

A formal contingency plan for failure to adequately address Y2K compliance issues will be developed by ND Resources, Inc. The scheduled completion timeframe is second quarter of 1999.

Financial Condition, Liquidity and Capital Resources

At September 30, 1998, the Company's assets aggregated $10,307,540, a slight increase from $10,306,160, at December 31, 1997. Stockholders' equity totaled $9,134,533 compared to $9,063,682 at December 31, 1997.

The Company held $836,632 in cash and cash equivalents at September 30, 1998, as compared to $351,603 at December 31, 1997. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $1,158,354 at September 30, 1998 from $795,066 at December 31, 1997, primarily the result of current year's income before income taxes and the remaining debenture offering proceeds not used to payoff bank loans, pay commissions or retire company stock.

Net cash from operating activities was $717,464 during the nine month period ended September 30, 1998, an increase of 99% from $357,081 during the nine month period ended September 30, 1997. The increase was attributable to the increase in income before income taxes and a decrease in accounts receivable and accounts payable of approximately $215,000 for the nine months ended September 30, 1998 as compared to September 30, 1997.

Net cash used by investing activities for the nine months ended September 30, 1998 was down $43,000 for the same period September 30, 1997. The decrease is primarily due to the cost of registering common stock and those costs associated with the companies initial public offering paid in 1997.

Net cash used by financing activities during the nine months ended September 30, 1998 was $196,058. The primary financing activities for the period were the completion of the intra-state debenture offering resulting in proceeds of $398,000 during the nine months ended September 30, 1998, payoff of the Company's bank loan for $427,165, payments on investment certificates of $65,100 and the redemption of $113,663 of Company stock. The debenture offering was closed effective February 22.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at November 10, 1998 had $2,000,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next several months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management firms, purchase property currently being leased, repurchase shares of the Company's Common Stock and service debt.


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

In seeking to sell Fund shares, and market its other services, the Company operates in the highly competitive financial services industry. The Company competes with approximately 6,800 open-end investment companies which offer their shares to the investing public in the United States. In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loans associations and other financial institutions, as well as investment advisory firms. Most of these competitors have substantially greater resources than the Company. The Company sells Fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares. However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of Fund shares which could have a material adverse effect on the Company's earnings. The ability of the Company to sell Fund shares may also be affected by general economic conditions including, among other factors, changes in interest rates and the inflation rate. Interest and inflation rate changes may particularly impact the flow of money into mutual funds which invest in fixed-income securities. Each of the Funds except Integrity Fund of Funds invests substantially all of its assets in fixed-income securities.

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

The Company also operates in a heavily-regulated environment. Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson Capital, two of the Company's subsidiaries, and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson Capital and the Funds, responded to the SEC's comments June 1, 1998, and on September 3, 1998 the SEC responded with Advisory comments. The Company incurred additional costs in order to comply With existing regulatory requirements. The need to comply with any future regulatory requirements may place further regulatory burdens on the Company and require the Company to incur additional costs. These additional costs may have a material adverse effect on the Company's earnings.

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

Item 4:       Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 22, 1998, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                           Number of Votes Cast For
    Vance A. Castleman                              6,111,916
    Daniel L. Feist                                 6,234,492
    Lyle E. McLain                                  6,228,965
    Peter A Quist                                   6,213,147
    Myron D. Thompson                               6,224,812
    Robert E. Walstad                               6,190,070
    Richard H. Walstad                              6,213,147

2. To approve appointment of Brady Martz & Associates, P.C. as independent auditor for the Company for the fiscal year ending December 31, 1998.

For                                              5,243,826
Against                                             10,095
Abstain                                              3,628

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


     /s/ Robert E. Walstad                              November 13, 1998
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board
(CFO and CAO)

                        ND HOLDINGS, INC. AND SUBSIDIARIES

          Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended September 30, 1998

EXHIBITS

  EX-27     Financial Data Schedule