Form 10QSB/A
period 1998-03-31
ND HOLDINGS INC
filed 1999-03-24
CIK 944696

FORM 10-QSB/A

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

                                  FORM 10-QSB/A

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


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  March 31,      December 31,
                                                    1998             1997
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    467,555      $   351,603
  Securities available-for-sale                      100,812          101,329
  Accounts receivable                                346,015          342,134
  Prepaids                                            58,597           27,825
  Deferred tax benefit                               281,974          405,343
                                                -----------------------------
  Total current assets                          $  1,254,953     $  1,228,234
                                                -----------------------------
EQUIPMENT
  Equipment                                     $    565,926     $    562,776
  Less accumulated depreciation                     (249,850)        (239,337)
                                                -----------------------------
  Net equipment                                 $    316,076     $    323,439
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  3,405,682     $  3,341,858
  Covenant not to compete (net of
   amortization of $225,000 and $200,000)             75,000          100,000
  Investment advisor's agreements (net of
   amortization of $626,397 and $554,668)          5,111,942        5,183,671
  Other assets                                       148,768          128,958
                                                ------------------------------
  Total other assets                            $  8,741,392     $  8,754,487
                                                -----------------------------
TOTAL ASSETS                                    $ 10,312,421     $ 10,306,160
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $    101,524     $    101,486
  Accounts payable                                    36,294           16,208
  Current portion of long-term debt                   79,247           78,192
  Other current liabilities                           38,082           36,714
                                                -----------------------------
  Total current liabilities                     $    255,147     $    232,600
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $     30,089     $    455,970
  Investment certificates                             51,100          105,100
  Debenture certificates                             950,000          552,000
  Less current portion                               (79,247)         (78,192)
                                                -----------------------------
  Total long-term liabilities                   $    951,942     $  1,034,878
                                                -----------------------------
TOTAL LIABILITIES                               $  1,207,089     $  1,267,478
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,163,687 and
   8,123,586 shares issued and outstanding,
   respectively                                 $ 10,418,516     $ 10,460,130
  Accumulated deficit                             (1,313,995)      (1,422,777)
  Unrealized gain on securities available
   for sale                                              811            1,329
                                                -----------------------------
  Total stockholders' equity                    $  9,105,332     $  9,038,682
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 10,312,421     $ 10,306,160
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   873,870   $   875,679
  Commissions                                           257,991       155,451
                                                    -------------------------
  Total revenue                                     $ 1,131,861   $ 1,031,130
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   214,183   $   189,869
  Commission expense                                    163,182       111,639
  General and administrative expenses                   244,426       315,356
  Sales commissions amortized                           151,368       127,859
  Depreciation and amortization                         108,059       107,470
                                                    -------------------------
  Total operating expenses                          $   881,218   $   852,193
                                                    -------------------------

OPERATING INCOME                                    $   250,643   $   178,937
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    11,158   $     6,536
  Interest expense                                      (29,617)      (24,350)
                                                    -------------------------
  Total other income                                $   (18,459)  $   (17,814)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   232,184   $   161,123

DEFERRED INCOME TAX EXPENSE                         $  (123,404)     (104,988)
                                                    -------------------------
NET INCOME                                          $   108,780   $    56,135
                                                    =========================

NET INCOME PER SHARE:                               $      0.01   $      0.01

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                   8,147,353     8,168,166

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


RESULTS OF OPERATIONS


                                    Three months ended
                                         March 31                %
                                     1998         1997         Change
---------------------------------------------------------------------
Net Income                         $108,780     $ 56,135        94%
Earnings per share
   Primary                         $   0.01     $   0.01         0%
   Fully-diluted                   $   0.01     $   0.01         0%

Operating margin                      25%          19%
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


Operating revenues

Total operating revenues for the three months ended March 31, 1998 were $1,131,861 an increase of 28% from March 31, 1997 after giving effect to the procedural change The increase resulted primarily from reduced fee waivers, and to a lesser extent from increased assets under management.

Commission income includes underwriting fees associated with sales of the front-end sales load funds, ("FESL's") commissions earned by registered representatives of ND Capital and Ranson Capital, the Company's two broker-dealer subsidiaries, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income increased 66% from $155,451 for the first three months of 1997 to $257,991 for the same period this year. The increase is attributable primarily to an increase in the commissions earned by registered representatives of ND Capital and Ranson Capital and to a lesser extent from commissions earned by ND Capital acting as agent for the purchase or sale of a security. ND Capital may cease acting as agent to the fixed-income funds for the purchase of investment securities in January 1998.

Operating expenses

Total operating expenses for the three months ended March 31, 1998 reported were $881,218,an increase of 25% from March 31, 1997 after giving effect to the procedural change. The increase is a result of increases in several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits.

Total compensation and benefits for the three months ended March 31, 1998 were $214,183, an increase of 13% from March 31, 1997.The increase resulted primarily from an increase in employees in preparation of offering
Transfer Agent and accounting services to outside fund groups and normal increases in compensation and benefits for cost of living adjustments.

Commission Expense

Total commission expense for the three months ended March 31, 1998 was $163,182, an increase of 46% from March 31, 1997. The increase is directly related to the increase in commission income.



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


Financial Condition

At March 31, 1998, the Company's assets aggregated $10,312,421, an increase of 0.06% from $10,306,160, at December 31, 1997. Stockholders' equity totaled $9,105,332 compared to $9,038,682 at December 31, 1997. The increase in assets and stockholders' equity was primarily a result of an increase in net income. Cash provided by operating activities for the three months ended March 31, 1998 increased 431% from $49,379 in the three months ended March 31, 1997 to $262,407 in the three months ended March 31, 1998. For the three months ended March 31, 1998, the Company used net cash of $22,960 for the purchase of equipment and other assets. Net cash used by financing activities during the first three months of 1998 was $123,495 as the Company used cash flows and proceeds in the amount of $398,000 from an intrastate debenture offering to pay down short-term debt and outstanding investment certificates. During the three months ended March 31, 1998 the Company purchased $28,000 of its common stock for an aggregate consideration of $41,614.

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

Net cash from operating activities was $262,407 during the three month period ended March 31, 1998, an increase of 531% from $49,379 during the three month period ended March 31, 1997. The increase was attributable to the increase in income before income taxes for the three months ended March 31, 1998 as compared to March 31, 1997. During the three months ended March 31, 1997, accounts payable were reduced by approximately $91,500 which reduced cash flows from operating activities.

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