Form 10QSB/A
period 1998-06-30
ND HOLDINGS INC
filed 1999-03-24
CIK 944696

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


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                   June 30,      December 31,
                                                    1998             1997
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    581,442      $   351,603
  Securities available-for-sale                       97,877          101,329
  Accounts receivable                                325,017          342,134
  Prepaids                                            28,768           27,825
  Deferred tax benefit                               250,237          405,343
                                                -----------------------------
  Total current assets                          $  1,283,341     $  1,228,234
                                                -----------------------------
EQUIPMENT
  Equipment                                     $    582,011     $    562,776
  Less accumulated depreciation                     (260,363)        (239,337)
                                                -----------------------------
  Net equipment                                 $    321,648     $    323,439
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  3,417,775     $  3,341,858
  Covenant not to compete (net of
   amortization of $250,000 and $200,000)             50,000          100,000
  Investment advisor's agreements (net of
   amortization of $698,127 and $554,668)          5,040,212        5,183,671
  Other assets                                       147,367          128,958
                                                ------------------------------
  Total other assets                            $  8,655,354     $  8,754,487
                                                -----------------------------
TOTAL ASSETS                                    $ 10,260,343     $ 10,306,160
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $    101,622     $    101,486
  Accounts payable                                    59,565           16,208
  Current portion of long-term debt                   68,204           78,192
  Other current liabilities                           37,470           36,714
                                                -----------------------------
  Total current liabilities                     $    266,861     $    232,600
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $     29,834     $    455,970
  Investment certificates                             40,000          105,100
  Debenture certificates                             950,000          552,000
  Less current portion                               (68,204)         (78,192)
                                                -----------------------------
  Total long-term liabilities                   $    951,630     $  1,034,878
                                                -----------------------------
TOTAL LIABILITIES                               $  1,218,491     $  1,267,478
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,097,187 and
   8,153,187 shares issued and outstanding,
   respectively                                 $ 10,379,609     $ 10,460,130
  Accumulated deficit                             (1,335,634)      (1,422,777)
  Unrealized gain (loss)on securities
   available for sale                                 (2,123)           1,329
                                                -----------------------------
  Total stockholders' equity                    $  9,041,852     $  9,038,682
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 10,260,343     $ 10,306,160
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                             June 30,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   873,406   $   904,401
  Commissions                                           203,185       257,629
                                                    -------------------------
  Total revenue                                     $ 1,076,591   $ 1,162,030
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   197,136   $   191,284
  Commission expense                                    160,207       207,059
  General and administrative expenses                   424,977       384,000
  Sales commissions amortized                           156,325       133,418
  Depreciation and amortization                         108,876       107,470
                                                    -------------------------
  Total operating expenses                          $ 1,047,521   $ 1,023,231
                                                    -------------------------

OPERATING INCOME                                    $    29,070   $   138,799
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    12,368   $     6,492
  Interest expense                                      (25,022)      (33,756)
                                                    -------------------------
  Net other income (expense)                        $   (12,654)  $   (27,264)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $    16,416   $   111,535

DEFERRED INCOME TAX EXPENSE                         $   (38,057)      (82,737)
                                                    -------------------------
NET INCOME                                          $   (21,641)  $    28,798
                                                    =========================

NET INCOME PER SHARE:                               $        -   $         -

AVERAGE COMMON SHARES OUTSTANDING                     8,107,687     8,131,747

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 1,747,276   $ 1,780,080
  Commissions                                           461,176       413,080
                                                    -------------------------
  Total revenue                                     $ 2,208,452   $ 2,193,160
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   411,319   $   381,153
  Commission expense                                    323,389       318,698
  General and administrative expenses                   669,403       699,356
  Sales commissions amortized                           307,693       261,277
  Depreciation and amortization                         216,935       214,940
                                                    -------------------------
  Total operating expenses                          $ 1,928,739   $ 1,875,424
                                                    -------------------------

OPERATING INCOME                                    $   279,713   $   317,736
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    23,526   $    13,028
  Interest expense                                      (54,639)      (58,106)
                                                    -------------------------
  Net other income (expense)                        $   (31,113)  $   (45,078)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   248,600   $   272,658

DEFERRED INCOME TAX EXPENSE                         $  (161,461)     (187,725)
                                                    -------------------------
NET INCOME                                          $    87,139   $    84,933
                                                    =========================

NET INCOME PER SHARE:                               $      0.01   $      0.01

AVERAGE COMMON  SHARES OUTSTANDING                    8,127,519     8,129,415

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


RESULTS OF OPERATIONS


                                      Six months ended
                                          June 30                %
                                     1998         1997         Change
---------------------------------------------------------------------
Net Income                         $ 87,139     $ 84,933         3%
Earnings per share
   Primary                         $   0.01     $   0.01         0%
   Fully-diluted                   $   0.01     $   0.01         0%

Operating margin                      13%          16%
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


Operating revenues

Total operating revenues for the six months ended June 30, 1998 were $2,208,452 an increase of 18% from June 30, 1997 after giving effect to the procedural change. The increase resulted primarily from reduced fee waivers, and to a lesser extent from increased assets under management.

Commission income includes underwriting fees associated with sales of the front-end sales load funds, ("FESL's") commissions earned by registered representatives of ND Capital and Ranson Capital, the Company's two broker-dealer subsidiaries, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income increased 10% from $413,080 for the first six months of 1997 to $461,176 for the same period this year. The increase is attributable primarily to an increase in the commissions earned by registered representatives of ND Capital and Ranson Capital and to a lesser extent from commissions earned by ND Capital acting as agent for the purchase or sale of certain investment securities. ND Capital has temporarily ceased acting as agent to the fixed-income funds for the purchase of investment securities in 1998.

Operating expenses

Total operating expenses for the six months ended June 30, 1998 reported were $1,928,739, an increase of 24% from June 30, 1997 after giving effect to the procedural change. The increase is a result of increases in several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits.

Total compensation and benefits for the six months ended June 30, 1998 were $411,319, an increase of 8% from June 30, 1997. The increase resulted primarily from an increase in employees in preparation of offering Transfer Agent and accounting services to outside fund groups and normal increases in compensation and benefits for cost of living adjustments.

Commission Expense

Total commission expense for the six months ended June 30, 1998 was $323,389, an increase of 1% from June 30, 1997. The increase is directly related to the increase in commission income.

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


Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Amortization of deferred sales commissions increased 18% in the first six months of 1998 over the same period in 1997.

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


Financial Condition, Liquidity and Capital Resources

At June 30, 1998, the Company's assets aggregated $10,260,343, a decrease of 0.44% from $10,306,160, at December 31, 1997. Stockholders' equity totaled $9,041,852 compared to $9,038,682 at December 31, 1997.

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