Form 10QSB/A
period 1998-09-30
ND HOLDINGS INC
filed 1999-03-24
CIK 944696

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


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                September 30,    December 31,
                                                    1998             1997
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    836,632      $   351,603
  Securities available-for-sale                        1,000          101,329
  Accounts receivable                                320,722          342,134
  Prepaids                                            22,639           27,825
  Deferred tax benefit                               131,880          405,343
                                                -----------------------------
  Total current assets                          $  1,312,873     $  1,228,234
                                                -----------------------------
EQUIPMENT
  Equipment                                     $    586,365     $    562,776
  Less accumulated depreciation                     (270,876)        (239,337)
                                                -----------------------------
  Net equipment                                 $    315,489     $    323,439
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  3,389,680     $  3,341,858
  Covenant not to compete (net of
   amortization of $275,000 and $200,000)             25,000          100,000
  Investment advisor's agreements (net of
   amortization of $769,856 and $554,668)          4,968,483        5,183,671
  Other assets                                       238,626          128,958
                                                ------------------------------
  Total other assets                            $  8,621,789     $  8,754,487
                                                -----------------------------
TOTAL ASSETS                                    $ 10,250,151     $ 10,306,160
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $     97,303     $    101,486
  Accounts payable                                    38,146           16,208
  Current portion of long-term debt                   68,261           78,192
  Other current liabilities                           18,754           36,714
                                                -----------------------------
  Total current liabilities                     $    222,464     $    232,600
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $     28,805     $    455,970
  Investment certificates                             40,000          105,100
  Debenture certificates                             950,000          552,000
  Less current portion                               (68,261)         (78,192)
                                                -----------------------------
  Total long-term liabilities                   $    950,544     $  1,034,878
                                                -----------------------------
TOTAL LIABILITIES                               $  1,173,008     $  1,267,478
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 8,083,187 and
   8,153,187 shares issued and outstanding,
   respectively                                 $ 10,358,337     $ 10,460,130
  Accumulated deficit                             (1,279,071)      (1,422,777)
  Unrealized gain (loss)on securities
   available for sale                                 (2,123)           1,329
                                                -----------------------------
  Total stockholders' equity                    $  9,077,143     $  9,038,682
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 10,250,151     $ 10,306,160
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                         September 30,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   874,316   $   904,950
  Commissions                                           214,939       270,292
                                                    -------------------------
  Total revenue                                     $ 1,089,255   $ 1,175,242
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   211,045   $   187,321
  Commission expense                                    171,454       204,663
  General and administrative expenses                   246,210       331,012
  Sales commissions amortized                           160,058       139,646
  Depreciation and amortization                         108,467       107,470
                                                    -------------------------
  Total operating expenses                          $   897,234   $   970,112
                                                    -------------------------

OPERATING INCOME                                    $   192,021   $   205,130
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    11,701   $     5,603
  Interest expense                                      (25,641)      (27,090)
                                                    -------------------------
  Net other income (expense)                        $   (13,940)  $   (21,487)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   178,081   $   183,643

DEFERRED INCOME TAX EXPENSE                         $  (121,518)     (108,016)
                                                    -------------------------
NET INCOME                                          $    56,563   $    75,627
                                                    =========================

NET INCOME PER SHARE:                               $       .01  $        .01

AVERAGE COMMON SHARES OUTSTANDING                     8,089,020     8,153,838

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        1998         1997
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 2,621,592   $ 2,685,030
  Commissions                                           676,115       683,372
                                                    -------------------------
  Total revenue                                     $ 3,2697,707   $ 3,368,402
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   622,363   $   568,474
  Commission expense                                    494,843       523,361
  General and administrative expenses                   915,613     1,030,368
  Sales commissions amortized                           467,751       400,923
  Depreciation and amortization                         325,402       322,410
                                                    -------------------------
  Total operating expenses                          $ 2,825,972   $ 2,845,536
                                                    -------------------------

OPERATING INCOME                                    $   471,735   $   522,866
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    35,227   $    18,631
  Interest expense                                      (80,280)      (85,196)
                                                    -------------------------
  Net other income (expense)                        $   (45,053)  $   (66,565)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   426,682   $   456,301

DEFERRED INCOME TAX EXPENSE                         $  (282,980)     (295,741)
                                                    -------------------------
NET INCOME                                          $   143,702   $   160,560
                                                    =========================

NET INCOME PER SHARE:                               $      0.02   $      0.02

AVERAGE COMMON  SHARES OUTSTANDING                    8,114,687     8,129,544

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


RESULTS OF OPERATIONS


                       Three Months Ended            Nine months ended
                         September 30       %          September 30        %
                       1998      1997    Change       1998      1997    Change
-------------------------------------------------------------------------------
Net Income            $56,563  $75,627     (25%)     $143,702  $160,560   (10%)
Earnings per share
   Primary            $  0.01  $  0.01               $   0.03  $   0.02    50%
   Fully-diluted      $  0.01  $  0.01               $   0.03  $   0.02    50%

Operating margin          18%      20%                   14%       18%
-------------------------------------------------------------------------------

Net income during the nine months ended and third quarter, September 30, 1998 decreased as compared to the same period in the previous fiscal year and third quarter primarily due to a decrease in commissions earned by ND Capital when acting as agent for the purchaser or seller of a security and to a lesser extent a decrease in total assets under management.

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


Operating revenues

Total operating revenues for the nine months ended September 30, 1998 were $3,297,707, an increase of 15% from September 30, 1997 after giving effect to the procedural change. Third quarter ended operating revenues were a 8% increase from the same period 1997. The increase for the nine months ended resulted primarily from commission income.

Commission income includes underwriting fees associated with sales of the front-end sales load funds, ("FESL's") commissions earned by registered representatives of ND Capital and Ranson Capital, the Company's two broker-dealer subsidiaries, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income decreased 1% from $683,372 for the first nine months of 1997 to $676,115 for the same period this year, while third quarter was down 20% from 1997. Third quarter commission income decreased 20% from $270,292 for the third quarter 1997 to $214,939 for the same period 1998. The year to date and third quarter decrease is attributable primarily to decreased commissions earned by ND Capital when acting as agent for the purchaser or seller of a security. ND Capital has temporarily ceased acting as agent to the fixed-income funds for the purchase of investment securities in 1998.

Operating expenses

Total operating expenses for the nine months ended September 30, 1998 reported were $2,825,972, an increase of 20% from September 30, 1997 after giving effect to the procedural change. Third quarter operating expenses are a 12% increase from the same period 1997. The variances relate to several of the major expense categories as described in the paragraphs that follow.

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

Commission Expense

Total commission expense for the nine months ended September 30, 1998 was $494,843, a decrease of 5% from September 30, 1997. Third quarter commission expense is down 16% compared to the same period 1997. The decrease is directly related to the decrease in commission income.

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


Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Amortization of deferred sales commissions increased 17% in the first nine months and third quarter of 1998 over the same period 1997.

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

Financial Condition, Liquidity and Capital Resources

At September 30, 1998, the Company's assets aggregated $10,250,151, a slight decrease from $10,306,160, at December 31, 1997. Stockholders' equity totaled $9,077,143 compared to $9,038,682 at December 31, 1997.

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