Form 10KSB
period 1998-12-31
ND HOLDINGS INC
filed 1999-03-29
CIK 944696

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

FORM 10-KSB
for Annual Report Under Section 13
or 15(d) of the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1998
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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1998 were $4,438,908.

On March 19, 1999, there were 7,772,617 shares of the Registrant's common stock, outstanding.

Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1999 are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:    YES  _____    NO __X__



                                PART I

Item 1.  Description of Business

DEVELOPMENT OF BUSINESS

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free
Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing five (5) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, The Oklahoma Municipal Fund and The Illinois Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing of shareholder services, fund accounting and other admin-istrative services offered by ND Resources, Inc. ("ND Resources") to fund groups in the United States. The Company has also become involved, on a limited basis, in the commercial creation of internet web sites and has reviewed acquisition opportunities in other industries involving management services and information processing.

As of December 31, 1998, total assets under management and/or administration in the Funds was approximately $374.6 million, compared to approximately $350 million as of December 31, 1997 and approximately $334 million as of December 31, 1996.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987 as a North Dakota corporation by Robert E. Walstad, current President of the Company. The Company's offices are at 1 North Main Street, Minot, North Dakota 58703. As of December 31, 1998, the Company had 24 full-time employees and 1 part-time employee, consisting of officers, investment management, securities distribution, share-holder services, data processing, law, accounting and clerical support staff.

On January 5, 1996, the Company consummated the acquisition (the "Ranson Acquisition") of substantially all of the assets and liabilities of The Ranson Company, Inc., a corporation organized under the laws of the state of Kansas and based in Wichita, Kansas. The Ranson Company, Inc. provided investment management and related services to the Ranson Managed Portfolios through its subsidiary, Ranson Capital Corporation ("Ranson"), a registered investment advisor and registered broker/dealer.  Ranson Managed Portfolios is an open-end investment company registered with the Securities and Exchange Commission (the "SEC"). At the time of the Ranson Acquisition, Ranson Managed
Portfolios consisted of three funds:   The Kansas Municipal Fund, The Kansas
Insured Intermediate Fund and The Nebraska Municipal Fund, totaling approximately $184 million in assets under management. Subsequent to the Ranson Acquisition, the Company has managed Ranson Managed Portfolios on a unified basis with its other business. The purchase price paid at the closing of the Ranson Acquisition was $6.2 million and was funded through a combination of existing cash on hand and bank debt in the amount of approximately $1.5 million. The bank debt was paid in full as of March 1998.


THE COMPANY'S SUBSIDIARIES

The Company's principal line of business is providing investment management, distribution, shareholder services, accounting and related services to the Funds and other clients. As a result, the Company is economically dependent on the Funds and others for substantially all of its revenue and income. The business is conducted through the wholly-owned subsidiary companies described below. Revenues generated by the subsidiaries are derived primarily from fees based on the level of assets under management. Other business opportunities have been considered.

ND Money  Management, Inc.

ND Money Management, Inc. ("ND Money Management") is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act"). ND Money Management provides investment advisory services under investment advisory agreements with ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund and Integrity Fund of Funds. As of December 31, 1998, ND Money Management managed approximately $ 167.7 million, representing approximately 45% of the Company's total assets under management/service.

ND Capital, Inc.

ND Capital, Inc. ("ND Capital") is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). As principal underwriter and distributor for ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund. ND Capital earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by each such Fund and contingent deferred sales charges ("CDSCs") from shareholders of such Funds if they redeem their shares within 5 years after their purchase. ND Capital began as principal underwriter for Investors Research Fund of Santa Barbara, California on December 1, 1998. ND Capital earns underwriters fees in connec-tion with sales of such Investors Research Fund shares effected by ND Capital's sales representatives and the underwriter's portion of FESLs in connection with sales of such shares effected by other broker-dealers. ND Capital earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by Investors Research Fund.
As principal underwriter for Integrity Fund of Funds, ND Capital earns CDSCs from shareholders of such Funds if they redeem their shares within 5 years after their purchase. ND Capital also earns commission revenue in connection with sales of shares of outside mutual funds and in connection with effecting other securities transactions.

Ranson Capital Corporation

Ranson Capital Corporation ("Ranson") is registered with the SEC as an investment advisor and a broker-dealer. It is also a member of the NASD. Ranson provides investment advisory services to the Ranson Managed Portfolios under an investment advisory agreement. As of December 31, 1998, Ranson managed approximately $182.6 million in assets, representing approximately
49% of the Company's total assets under management/service. Ranson also serves as principal underwriter for the Ranson Managed Portfolios and earns Rule
12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Ranson Managed Portfolios and the underwriter's portion of FESLs in connection with sales of shares of the Ranson Managed Portfolios effected by other broker-dealers.

ND Resources, Inc.

ND Resources, Inc. ("ND Resources") is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934. ND Resources provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the Funds and Investors Research Fund. ND Resources also provides business management services, including fund accounting, compliance and other related administrative activities for the Funds and Investors Research Fund. ND Resources is compensated for providing these services under agreements with each Fund, and is reimbursed for out-of-pocket expenses.

Over the last 24 months, ND Resources has been investing in technology, systems and personnel to enable it to offer its services to outside fund groups. ND Resources recently commenced marketing these services to other fund groups in the United States and expects to continue to do so in 1999.
As of March 19, 1999, ND Resources was providing services to one outside fund group.

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

Investment advisory fees constituted 37% of the Company's consolidated revenues in 1998.

Transfer Agency, Dividend Disbursement and Administrative Services

Additional transfer agency, dividend disbursement and other shareholder administrative services are provided to the Funds and other clients by ND Resources. ND Resources receives fees from the Funds and others for providing such services. As of December 31, 1998 such fees ranged from 0.09% per annum of assets under management to 0.16% per annum of assets under management/ser-vice, depending on the size of the Fund. In addition, ND Resources provides accounting services to the Funds for which it charges a base fee and an asset based charge ranging from 0.01% to 0.05% per annum of assets under manage-ment/service depending on the size of the Fund. Transfer agency, dividend disbursement, and administrative services fees constituted 16% of the Company's consolidated revenues in 1998.

Distribution of Fund Shares

ND Capital acts as the principal underwriter and distributor of shares of ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, Integrity Fund of Funds and Investors Research Fund pursuant to distribution agreements with such Funds. Pursuant to distribution agreements, Ranson acts as the principal underwriter and distributor of shares of the Ranson Managed Portfolios. The distribution agreements generally provide that ND Capital and Ranson shall distribute Fund shares and pay the expenses thereof. Fund shares are sold primarily by broker-dealers with whom ND Capital and Ranson Capital have entered into dealer sales agreements. ND Capital also sells a limited number of Fund shares directly to investors. The Company markets its Funds primarily to the residents of the rural states in which the Company's Funds invest in local bond issues.

Shares of Ranson Managed Portfolios are sold subject to FESLs ranging from maximums of 2.75% (with respect to Kansas Insured Intermediate Fund) to 4.25% (with respect to each of the other Ranson Managed Portfolios) of the public offering price. The applicable FESL is reduced as the amount invested increases and is waived for certain categories of investors. ND Capital or Ranson (as applicable) earns the underwriter's portion of the FESL in connection with sales of such Funds' shares effected by other broker-dealers.

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

Each of the Funds (other than Kansas Insured Intermediate Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which ND Capital or Ranson (as applicable) earns Rule 12b-1 fees in connection with its distribu-Tion of Fund shares. Rule 12b-1 fees are .25% per annum of the Fund's average net assets (with respect to the applicable Ranson Managed Portfolios), .35% per annum (with respect to Investors Research Fund), .75% per annum of the Fund's average net assets (with respect to Montana Tax-Free Fund and South Dakota Tax-Free Fund), and .85% per annum of average net assets (with respect to ND Tax-Free Fund). ND Capital currently waives Rule 12b-1 fees for ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund in excess of .50% per annum. ND Capital and Ranson (as applicable) currently pay other broker-dealers 12b-1 shareholder servicing fees of between .10% and .20% per annum on shareholder accounts of such broker-dealers. ND Capital retains Rule 12b-1 fees in excess of such amounts.

The Plans are established for an initial term of one year. Thereafter, they must be approved annually by the Board of Directors, including a majority of the disinterested directors of each Fund. Each Plan is subject to termination at any time by a majority of the Fund's disinterested directors or by the Fund's shareholders.

FESL, CDSC and Rule 12b-1 revenues constituted 24% of the Company's consolidated revenues in 1998.

Brokerage Commissions

ND Capital and Ranson Capital also earn commission revenue in connection with sales of shares of outside mutual funds and when acting as a broker in effect-ing other securities transactions.

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

Recent Fund Developments

ND Insured Income Fund commenced operations on March 19, 1991.  As of
December 31, 1997, the Fund had $2.2 million in assets under management.
For the period from inception through January 31, 1997, ND Money Management voluntarily agreed to waive investment advisory fees and/or absorb Fund expenses so as to ensure that annual Fund expenses, including the investment advisory fee, did not exceed certain levels. Effective February 1, 1998, the Company, the Fund's sponsor and parent company of ND Money Management, the Fund's investment advisor, determined to no longer waive investment advisory fees and/or absorb Fund expenses. Shareholders of the Fund were informed of this decision. The Company completed a plan of liquidation and closed the fund September 23, 1998. This is expected to have a favorable, though immaterial, effect on the net income of the Company as the Company will no longer be absorbing expenses in excess of fee revenue collected from the Fund.

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

Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson and the Funds, responded to the SEC's comments and the issues have been resolved. The Company incurred, and anticipates that it will continue to incur, additional legal and compliance costs in the future to ensure ongoing compliance with applicable regulatory requirements, although the extent of such additional costs is not presently determinable.

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

COMPETITION

The financial services industry is highly competitive. Industry sources indicate that there are approximately 8,000 open-end investment companies of varying sizes, investment objectives and policies which offer their shares to the investing public in the United States.  Since its inception, the Company has competed with numerous larger, more established mutual fund management organizations. The Company is also in competition with the financial services and investment alternatives offered by stock brokerage firms, insurance companies, banks, savings and loans associations and other
financial institutions, as well as investment advisory firms.    The Company
sells Fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares.
This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares. However, reduced sales loads would make the sale of Fund shares less attractive to the broker -dealers upon whom the Company depends for the distribution of Fund shares.
In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of Fund shares which could have a material adverse effect on the Company's earnings.

Item 2    Description of Property

The offices for the Company and each of its subsidiaries are located at 1 North Main, Minot, North Dakota in which it occupies approximately 10,000 square feet of office space in a 28,000 square foot building with an adjacent 100' X 140' parking lot. The company leased the office space until it purchased the office building December 31, 1998 for $700,000. Management expects that the building will satisfy the company's growth needs for the fore-seeable future.

Item 3    Legal Proceedings

None.

Item 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.


                               PART II

Item 5    Market for Common Equity and Related Stockholder Matters

Information About the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol NDHI. The Company's stock began trading on the OTC Bulletin Board on November 7, 1997. On December 31, 1998, the closing price of the
Company's Common Stock on the OTC Bulletin Board was $.75 per share.
At March 19, 1999, there were approximately 735 shareholders of record.
In addition, the Company estimates that there are approximately 384 beneficial shareholders whose shares are held in street name and 551 registered shareholders.

The following table sets forth the high and low bid prices for the Company's Common Stock provided by The NASDAQ Stock Market, Inc.


                                              Fiscal Year
                                          -------------------
        Quarter                           High            Low
        --------------------------------------------------------
        November 7 (Commencement of
          trading) - December 31, 1997    $ 2.50         $ 1.19
        First Quarter 1998                  2.06           1.46
        Second Quarter 1998                 1.75            .81
        Third Quarter 1998                  1.25            .81
        Fourth Quarter 1998                  .93            .50

The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6    Management's Discussion and Analysis or Plan of Operation

GENERAL

ND Holdings derives substantially all of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds and others. The majority of the Company's assets under management consist of single-state municipal funds for the states of North Dakota, South Dakota, Montana, Kansas, Nebraska, and Oklahoma.

ASSETS UNDER MANAGEMENT/SERVICE
By Investment Objective
In Millions

As of December 31,                           1998      1997      1996
----------------------------------------------------------------------

FIXED-INCOME
Tax-Free                                   $ 330.2   $ 330.3   $ 320.1
Taxable (Corporate/Government)                 0.0       2.2       2.7
----------------------------------------------------------------------

TOTAL FIXED-INCOME                         $ 330.2   $ 332.5   $ 322.8
----------------------------------------------------------------------

EQUITY
Fund of Funds                              $  20.0   $  17.4   $  11.4
----------------------------------------------------------------------

TOTAL EQUITY                               $  20.4   $  17.4   $  11.4
----------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS               $ 350.2   $ 349.9   $ 334.2
----------------------------------------------------------------------
Investors Research Fund                    $  24.4   $   0.0   $   0.0
----------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE      $ 374.6   $ 349.9   $ 334.2
======================================================================

The Company's revenues depend primarily upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management/service grew by $24.7 million (7.1%) and $15.7 million (4.7%) in 1998 and 1997, respectively during these years. Fixed income assets decreased by 1% in 1998 compared to the 1997 increase of 3%. Fixed income assets account for 88.1% of the total assets under management in 1998 and 95.0% in 1997. Equity assets grew 17.2% and 52.6% in 1998 and 1997, respectively, and represented 5.4% and 5.0% of total assets under manage-ment/service at the end of 1998 and 1997, respectively. Investors Research Fund represents 6.5% of total assets under management/service in 1998.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Consolidated Statements of Operations of ND Holdings, Inc. and the percentage change in those amounts from period to period.



                                                                                          Percent Increase
                                                                                             (Decrease)
                                                                                         ----------------
                                        1998              1997              1996           1998     1997
                  -----------------------------------------------------------------------------------------
OPERATING REVENUES
   Fee income                          $   3,504,684     $   3,604,334     $   3,114,995      (3)%      16%
   Commissions                               934,224           986,382           302,619      (5)%     226%
                                        -------------------------------------------------------------------
   Total operating revenue             $   4,438,908     $   4,590,716     $   3,417,614      (3)%      34%
                                        -------------------------------------------------------------------
OPERATING EXPENSES
   Compensation and benefits           $     825,195     $     893,722     $     718,008     (8)%       24%
   General and administrative expenses     1,859,281         1,959,998         1,555,156     (5)%      26%
   Sales commissions amortized               630,603           546,675           464,050      15%       18%
   Depreciation and amortization             440,386           451,431           419,398     (2)%        8%
                                        -------------------------------------------------------------------
   Total operating expenses            $   3,755,465     $   3,851,826     $   3,156,612     (3)%       22%
                                        -------------------------------------------------------------------
OPERATING INCOME (LOSS)                $     683,443     $     738,890     $     261,002     (8)%      183%
                                        -------------------------------------------------------------------
OTHER INCOME (EXPENSES)
   Investment and other income         $      79,043     $      23,863     $     160,595      231%    (85)%
   Interest expense                         (104,527)         (118,311)         (161,197)    (12)%    (27)%
                                        -------------------------------------------------------------------
   Total other income(expense)         $     (25,484)    $     (94,448)    $        (602)    (73)%(15,589)%
                                        -------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAX (EXPENSE) BENEFIT               $     657,959     $     644,442     $     260,400       2%      147%

INCOME TAX (EXPENSE) BENEFIT
                                            (405,240)         (415,042)         (216,029)    (2)%       92%
                                        -------------------------------------------------------------------
NET INCOME (LOSS)                      $     252,719     $     229,400     $      44,371      10%      417%
                                        ===================================================================
NET INCOME (LOSS) PER SHARE            $        0.03     $        0.03     $        0.01       0%      200%

Net income and earnings per share for 1998 remained relatively unchanged as compared to 1997. This is directly related to the unchanged amount of assets under management/service from 1997. Net income and earnings per share for 1997 increased by 417% and 200% over 1996 primarily due to the combined effect of increased fee revenues as a result of the large increase in assets under management following the Ranson Acquisition.

For the years 1997 and 1996, ND Money Management, ND Capital and Ranson waived or reimbursed fund fees and expenses pursuant to voluntary fee waiver and expense reimbursement arrangements. The Company incurred and paid each fund's expenses (with such expenses being reflected as expenses on the Company's consolidated income statement). Each fund's expenses were periodically paid by the applicable fund in an amount equal to the fund's gross expenses net of expenses voluntarily absorbed by the Company (with the net payments being reflected as income on the Company's consolidated income statement).
Commencing in 1998, fund expenses were incurred and paid directly by the funds. ND Money Management, Ranson and ND Capital fulfilled their voluntary waiver and reimbursement arrangements through voluntary waivers of investment advisory and/or Rule 12b-1 fees and reimbursement of expenses. While these accounting changes did not have any impact on the Company's consolidated net income, they caused consolidated revenues and expenses to be higher than they otherwise would have been in the absence of such accounting changes. The amounts for the accounting procedural change are $666,964 and $514,364, for 1997 and 1996 respectively. Had these changes been adopted in 1996, operating revenues would have been as follows:

                                  1998               1997             1996
Fee income                      $   3,504,684     $  2,937,370     $  2,600,631
Commissions                           934,224          986,382          302,619
                                 ----------------------------------------------
Total operating revenue         $   4,438,908     $  3,923,752     $  2,903,250


OPERATING REVENUES

Total operating revenues at December 31, 1998 were $4.4 million, an increase of 13% from $3.9 million at over December 31, 1997 after giving effect to the procedural change. Total operating revenues at December 31, 1997 were $3.9 million an increase of 35% from $2.9 million at December 31, 1996 after giving effect to the procedural change. Fee revenues increased 19% and 13% respectively, in 1998 and 1997 after giving effect to the procedural change. The increase in 1998 and 1997 resulted primarily from reduced fee waivers, reductions in voluntary fee waivers and expense reimbursements and, to a lesser extent from increased assets under management.


Commission income includes underwriting fees associated with sales of the FESL funds, commissions earned by registered representatives of ND Capital and Ranson Capital, the Company's two broker-dealer subsidiaries, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income decreased 5% in 1998 while 1997 commission was a 226% increase over 1996. The decrease for 1998 is due to a slight decrease in commissions earned by ND Capital when acting as agent for the purchaser or seller of a security. The increase in 1997 was due to an increase in underwriting fees from higher sales of the FESL Funds as well as increases in commissions earned by ND Capital when acting as agent for the purchaser or seller of a security.

OPERATING EXPENSES

Total operating expenses decreased 2.5% for 1998 compared to 1997 while 1997 operating expenses were an increase of 22% compared to 1996. The variances relate to several of the major expense categories as described in the para-graphs that follow.

Compensation and benefits decreased 7.7% in 1998 compared to 1997 primarily from having a nine-person management staff assume the responsibilities of the Chief Operating Officer after his resignation. 1997 compensation and benefits were a 22% increase compared to 1996 related to an increase in the number of Fund marketing representatives in an effort to increase Fund growth, as well as from an increase in employees in preparation of offering transfer agent and accounting services to outside fund groups.

Total general and administrative expenses increased 44% and 24% in 1998 and 1997 respectively, after giving effect to the procedural change. The 1998 increase of 44% compared to 1997 is primarily a result of additional legal and accounting expenses related to a routine SEC examination. Additional marketing costs in an effort to increase Fund growth, and normal increases in operating costs were additional factors. The 24% increase in 1997 compared to 1996 occurred as a result of increased commission expense which directly relates to the increase in commission revenue.

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions. Amortization of deferred sales commissions increased 15% in 1998 and 18% in 1997. The increase in 1998 and 1997 is due to an increase in capitalized sales commissions paid on Funds subject to CDSCs. Effective July 23, 1998, sales commission paid in connection with the sale of shares of sponsored mutual funds which do not have both a 12b-1 plan and contingent deferred sales charges (Integrity Fund of Funds only) are expensed as incurred.

Depreciation and amortization decreased 2% and increased 8% in 1998 and 1997, respectively. The decrease in 1998 is related to some assets being fully depreciated in 1997. The increase in 1997 was due to an increase in equipment purchases as a result of management's commitment to technology and systems to better service its funds and position itself to provide services to potential outside fund clients. A covenant not to compete, accounting for $100,000 of annual amortization was fully amortized at December 31, 1998.

OTHER INCOME (EXPENSES)

Investment and other income increased in 1998 primarily due to a renters credit and a tenant remodeling rebate received from the seller in connection with the December 31 purchase of the building and to a smaller extent increases due to a higher level of cash and cash equivalents. Investment and other income declined in 1997 due to a decline in interest income as a result of the sale of investments in early 1996 to finance the Ranson Acquisition.

Cash flows of $1,086,908 from operating activities were used to pay off the balance of the Company's $1,500,000 debt under the Loan. As a result interest expense decreased by $13,784 in 1998. 1997 cash flows of $585,654 from operat-ing activities were used to reduce the original debt under the loan resulting in a $42,886 decrease in interest expense.

Following routine books and records examinations by the SEC in 1997, ND Money Management, Inc. (ND Money Management), Ranson Capital Corporation (Ranson Capital), the company's portfolio management subsidiaries, and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson Capital and the Funds, responded to the SEC's comments June 1, 1998, and on September 3, 1998, the SEC's response was one of advisory content only. The Company's compliance department has put procedures in place to ensure future compliance. The Company has incurred and anticipates that it will continue to incur, additional costs in the future to ensure ongoing compliance with applicable regulatory requirements, although the extent of such additional; costs is not presently determinable.

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

Contingency planning

A formal contingency plan for failure to adequately address Y2K compliance issues will be developed by ND Resources, Inc. The scheduled completion time-frame is second quarter or 1999.

INCOME TAX (EXPENSE) BENEFIT

The Company's effective tax rate differs from the U. S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 1998, 1997 and 1996 were 62%, 64% and 83%, respectively. The effective rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson acquisition, which has a remaining life of 17 years. Amortization of the non-compete agreement was complete at December 31, 1998. Accordingly, the effective tax rate for 1999 and forward will potentially decrease because amortization of the non-compete agreement was nondeductible for income tax purposes.

Effective for 1998, the Company is expensing deferred sales commissions as incurred for income tax purposes. The Company will continue to capitalize and amortize the commissions for financial reporting purposes. The effects of the change will create timing differences between when the commissions are deducted for income tax purposes and expenses as amortization for financial reporting purposes. Deferred tax assets or Deferred tax liabilities will result from these timing differences.

FINANCIAL CONDITION

At December 31, 1998, the Company's assets aggregated $10.9 million, an increase of 6% from $10.3 million in 1997, due to an increase in cash and cash equivalents and property and equipment. Stockholders' equity increased to $9.1 million at December 31, 1998 compared to $9.0 million at the end of 1997, primarily as a result of net income of $252,719.

Cash provided by operating activities increased to $1,086,908 in 1998, an increase of $501,254 or 85.6% from $585,654 in 1997. During the year ended December 31, 1998, the Company used net cash of $734,128 for investing activities for the purchase of the office building and office equipment. Net cash flow provided by financing activities during the year was $337,796, primarily from proceeds from an intrastate debenture offering and to a lesser extent $146,680 from net notes payable activity and reduction of outstanding investment certificates. During 1998, the Company also purchased $206,884 of its common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its Common Stock from time to time in the open market.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's liquid assets totaled $1,143,179, including $1,042,179 of cash and cash equivalents, as compared to $452,932 of which $351,603 represented cash and cash equivalents, at December 31, 1997.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at March 19, 1999 had $1,500,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash will be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt. In addition, the Company is required under the terms of its debentures, which mature September 1, 2002, to make annual interest payments of approximately $47,500 in March and September.

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in other Company-authorized written or oral statements, the words and phrases "can be", "expects," "anticipates," "may affect," "may depend," "believes," "estimates" or similar expressions are intended to identify "forward-looking -statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, that could cause actual results for future periods to differ materially from those presently anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

The Company derives substantially all of its revenues from fees relating to the management of, and provision of services to, the Funds and other clients. The fees earned by the Company are generally calculated as a percentage of assets under management. If the Company's assets under management decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected. Assets under management may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

In seeking to sell Fund shares, and market its other services, the Company operates in the highly competitive financial services industry. The Company competes with approximately 8,000 open-end investment companies which offer their shares to the investing public in the United States. In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loans associations and other financial institutions, as well as investment advisory firms. Most of these competitors have substantially greater resources than the Company. The Company sells Fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares. However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of Fund shares which could have a material adverse effect on the Company's earnings. The ability of the Company to sell Fund shares may also be affected by general economic conditions including, amongst other factors, changes in interest rates and the inflation rate. Interest and inflation rate changes may particularly impact the flow of money into mutual funds which invest in fixed-income securities. Each of the Funds except Integrity Fund of Funds invests substantially all of its assets in fixed-income securities.

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

The Company also operates in a heavily-regulated environment. Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson Capital, two of the Company's subsidiaries and the Funds received comment letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson and the Funds, responded to the SEC's comments and the issues have been resolved. The Company incurred additional costs in order to comply with existing regulatory requirements. The need to comply with any future regulatory requirements may place further regulatory burdens on the Company and require the Company to incur additional costs. These additional costs may have a material adverse effect on the Company's earnings.

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


Item 7    Financial Statements










                      ND HOLDINGS, INC. AND SUBSIDIARIES

                             MINOT, NORTH DAKOTA











                       CONSOLIDATED FINANCIAL STATEMENTS

                                    AS OF

                       DECEMBER 31, 1998, 1997 AND 1996

                                     AND

                        INDEPENDENT AUDITOR'S REPORT





                     ND HOLDINGS, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS



                                                                Pages
                                                                -----
INDEPENDENT AUDITOR'S REPORT                                     1


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                    2-3

  Consolidated Statements of Operations                          4

  Consolidated Statements of Stockholders' Equity                5-6

  Consolidated Statements of Cash Flows                          7-8

  Notes to Consolidated Financial Statements                     9-17


ADDITIONAL INFORMATION

  Independent Auditor's Report on Additional Information         18

  Selected Financial Data                                        19

  Quarterly Results of Consolidated Operations (Unaudited)       20







                       INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Directors of
ND Holdings, Inc. and Subsidiaries
Minot, North Dakota 58701

We have audited the accompanying consolidated balance sheets of ND Holdings, Inc. and Subsidiaries (a North Dakota Corporation) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial state-ments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ND Holdings, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota

February 23, 1999

                     ND HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1998 AND 1997



                                    ASSETS


                                                                     1997
                                                  1998            (Restated)
                                              ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                   $  1,042,179      $    351,603
  Securities available-for-sale                    101,000           101,329
  Accounts receivable
    - Fees from sponsored mutual funds             324,075           342,134
  Prepaids                                          48,808            27,825
  Deferred tax benefit                                 138           405,343
                                              ------------      ------------
  Total current assets                        $  1,516,200      $  1,228,234
                                              ------------      ------------
PROPERTY AND EQUIPMENT                        $  1,295,904      $    562,776
  Less accumulated depreciation                    284,606           239,337
                                              ------------      ------------
  Net property and equipment                  $  1,011,298      $    323,439
                                              ------------      ------------
OTHER ASSETS
  Deferred sales commissions                  $  3,328,634      $  3,341,858
  Covenant not to compete (net of accumulated
    amortization of $300,000 for 1998
    and $200,000 for 1997)                               0           100,000
  Investment adviser's agreements (net of
    accumulated amortization of $841,585 for
    1998 and $554,668 for 1997)                  4,896,754         5,183,671
  Other                                            138,174           128,958
                                              ------------      ------------
  Total other assets                          $  8,363,562      $  8,754,487
                                              ------------      ------------
TOTAL ASSETS                                  $ 10,891,060      $ 10,306,160
                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     1997
                                                  1998            (Restated)
                                              ------------      ------------
CURRENT LIABILITIES
  Service fees payable                        $     99,245      $    101,486
  Accounts payable                                   8,656            16,208
  Other current liabilities                         42,221            36,714
  Short-term borrowings                            350,000                 0
  Current portion of long-term debt                 57,750            78,192
                                              ------------      ------------
  Total current liabilities                   $    557,872      $    232,600
                                              ------------      ------------
LONG-TERM LIABILITIES
  Note payable                                $    327,750      $    455,970
  Investment certificates                           30,000           105,100
  Debentures                                       950,000           552,000
  Less current portion shown above                 (57,750)          (78,192)
                                              ------------      ------------
 Total long-term liabilities                  $  1,250,000      $  1,034,878
                                              ------------      ------------
TOTAL LIABILITIES                             $  1,807,872      $  1,267,478
                                              ------------      ------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
    authorized, no par value; 7,951,187 and
    8,153,187 shares issued and
    outstanding, respectively                 $ 10,253,246      $ 10,460,130
  Accumulated deficit                           (1,170,058)       (1,422,777)
  Accumulated other comprehensive income                 0             1,329
                                              ------------      ------------
  Total stockholders' equity                  $  9,083,188      $  9,038,682
                                              ------------      ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $ 10,891,060      $ 10,306,160
                                              ============      ============








             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                             1997
                                            1998          (Restated)          1996
                                        -----------       -----------     -----------
REVENUES
  Fee income                            $ 3,504,684       $ 3,604,334     $ 3,114,995
  Commissions                               934,224           986,382         302,619
                                        -----------       -----------     -----------
  Total revenue                         $ 4,438,908       $ 4,590,716     $ 3,417,614
                                        -----------       -----------     -----------
OPERATING EXPENSES
  Compensation and benefits             $   825,195       $   893,722     $   718,008
  General and administrative expenses     1,859,281         1,959,998       1,555,156
  Sales commissions amortized               630,603           546,675         464,050
  Depreciation and amortization             440,386           451,431         419,398
                                        -----------       -----------     -----------
  Total operating expenses              $ 3,755,465       $ 3,851,826     $ 3,156,612
                                        -----------       -----------     -----------
OPERATING INCOME                        $   683,443       $   738,890     $   261,002
                                        -----------       -----------     -----------
OTHER INCOME (EXPENSES)
  Interest and other income             $    79,043       $    23,863     $   160,595
  Interest expense                         (104,527)         (118,311)       (161,197)
                                        -----------       -----------     -----------
  Net other expense                     $   (25,484)      $   (94,448)    $      (602)
                                        -----------       -----------     -----------
INCOME BEFORE INCOME
  TAX EXPENSE                           $   657,959       $   644,442     $   260,400

INCOME TAX EXPENSE                         (405,240)         (415,042)       (216,029)
                                        -----------       -----------     -----------
NET INCOME                              $   252,719       $   229,400     $    44,371
                                        ===========       ===========     ===========
EARNINGS PER COMMON SHARE:
  Basic                                 $       .03       $       .03     $       .01
  Diluted                               $       .03       $       .03     $       .01

SHARES USED IN COMPUTING
  EARNINGS PER COMMON SHARE:
  Basic                                   8,094,062         8,142,820       8,163,140
  Diluted                                 8,094,062         8,533,702       8,475,906


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                     Accumulated
                                  Number of          Common                             Other
                                   Common            Stock         Accumulated      Comprehensive
                                   Shares            Amount          Deficit            Income             Total
                                -----------      ------------    ------------      -------------      ------------
BALANCE,
 JANUARY 1, 1996                  8,191,751      $ 10,760,074    $ (1,671,548)     $     21,900       $  9,110,426

  Prior period adjustment                 0                 0         (25,000)                0            (25,000)
                                 -----------      ------------    ------------      ------------       ------------
BALANCE AT JANUARY 1,
 1996, AS RESTATED                8,191,751      $ 10,760,074    $ (1,696,548)     $     21,900       $  9,085,426

  Comprehensive income
    Net income                            0                 0          44,371                 0             44,371
    Change in unrealized
      gain (loss) on securities
      available-for-sale                  0                 0               0           (21,900)           (21,900)
  Total comprehensive
    Income                                                                                            $     22,471

  Purchase of common stock          (68,165)         (126,707)              0                 0           (126,707)
                                ------------      ------------    ------------      ------------       ------------
BALANCE,
 DECEMBER 31, 1996                8,123,586      $ 10,633,367    $ (1,652,177)     $          0       $  8,981,190

  Comprehensive income
    Net income                            0                 0         229,400                 0            229,400
    Change in unrealized gain
      (loss) on securities
      available-for-sale                  0                 0               0             1,329              1,329
                                                                                                       ------------
  Total comprehensive
    Income                                                                                            $    230,729

  Common stock issued                79,203           247,959               0                 0            247,959

  Purchase of common stock          (49,602)         (143,103)              0                 0           (143,103)

  Registration costs                      0          (278,093)              0                 0           (278,093)
                                ------------      ------------    ------------      ------------       ------------
BALANCE
  DECEMBER 31, 1997               8,153,187      $ 10,460,130    $ (1,422,777)     $      1,329       $  9,038,682
                                ------------      ------------    ------------      ------------       ------------

                                     -5-









                   ND HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                     Accumulated
                                  Number of          Common                             Other
                                   Common            Stock         Accumulated      Comprehensive
                                   Shares            Amount          Deficit            Income             Total
                                -----------      ------------    ------------      -------------      ------------
BALANCE
  DECEMBER 31, 1997               8,153,187      $ 10,460,130    $ (1,422,777)     $      1,329       $ 9,038,682

  Comprehensive income
    Net income                            0                 0         252,719                 0           252,719
    Change in unrealized gain
      (loss) on securities
      available-for-sale                  0                 0               0            (1,329)          (1,329)
                                                                                                       ------------
  Total comprehensive
    Income                                                                                            $  251,390

  Purchase of common stock         (202,000)         (206,884)              0                 0         (206,884)
                                ------------      ------------    ------------      ------------       ------------
BALANCE
  DECEMBER 31, 1998                7,951,187     $ 10,253,246    $ (1,170,058)     $          0      $ 9,083,188





















               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                                     -6-

                      ND HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                     1998             1997             1996
                                                 -----------       -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $   252,719       $   229,400     $    44,371
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                   440,386           451,431         419,398
     Sales commissions amortized                     630,603           546,675         464,050
     Net realized (gain) loss on securities
       Available-for-sale                                  0                 0         (23,801)
     Loss (gain) on sale of equipment                                     (249)            230
     (Increase) decrease in:
       Accounts receivable                            18,059            (9,485)       (170,742)
       Prepaids                                      (20,983)           (5,170)        (22,655)
       Deferred sales commissions capitalized       (617,379)         (829,189)       (683,155)
       Deferred tax benefit                          405,205           397,799         239,258
       Other assets                                  (17,416)          (39,933)        (39,071)
     Increase (decrease) in:
      Service fees payable                            (2,241)           (7,070)        108,556
      Accounts payable                                (7,552)         (168,434)        120,573
      Other liabilities                                5,507            19,879          (9,156)
                                                 -----------       -----------     -----------
  Net cash provided by operating activities      $ 1,086,908       $   585,654     $   447,856
                                                 -----------       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment             $  (733,128)      $   (46,768)    $  (347,727)
  Proceeds from sale of equipment                          0               400             800
  Purchase of available-for-sale securities         (100,000)         (100,000)              0
  Proceeds from sale of
    available-for-sale securities                     99,000                 0         325,564
  Purchase of covenant not to compete                      0                 0        (300,000)
  Purchase of investment adviser's agreements              0            (4,030)     (5,705,220)
  Return of capital from limited partnership unit          0                 0             467
                                                 -----------       -----------     -----------
  Net cash used by investing activities          $  (734,128)      $  (150,398)    $(6,026,116)
                                                 -----------       -----------     -----------

                                     -7-





              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




                                                     1998             1997             1996
                                                 -----------       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing common stock
    (net of stock issue costs of  $0,
     $27,371 and $0, respectively)                  $         0       $   247,959     $         0
  Redemption of common stock                           (206,884)         (143,103)       (126,707)
  Public registration costs                                   0           (36,429)       (159,921)
  Increase in notes payable                             650,000                 0       1,748,975
  Reduction of notes payable                           (428,220)         (741,992)       (576,013)
  Redemption of investment certificates                 (75,100)         (130,000)        (35,000)
  Debentures issued                                     398,000           552,000               0
                                                    -----------       -----------     -----------
  Net cash provided (used) by financing activities  $   337,796       $  (251,565)    $   851,334
                                                    -----------       -----------     -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               $   690,576       $   183,691     $(4,726,926)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                   351,603           167,912       4,894,838
                                                    -----------       -----------     -----------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                    $ 1,042,179       $   351,603     $   167,912
                                                    ===========       ===========     ===========
SUPPLEMENTARY DISCLOSURE OF
 CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                        $    88,022       $   107,682     $   161,578
    Income taxes                                    $    20,800       $     8,876     $         0

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
 Change in unrealized gain (loss) on
    securities available-for-sale                   $    (1,329)      $     1,329     $   (21,900)










              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997 AND 1996



NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and significant accounting policies of ND Holdings, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements.

NATURE OF OPERATIONS - ND Holdings, Inc. and Subsidiaries (the Company) was established in September 1987 as a North Dakota corporation. The Company derives its revenue primarily from investment advisory, asset management, underwriting, and transfer agent services to sponsored mutual funds. The Company and its wholly owned subsidiaries operate in one business segment, that is as investment adviser and provider of administrative services to sponsored and non-proprietory mutual funds. Located in Minot, North Dakota, the Company is marketing its services throughout the Midwestern United States.

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

CONCENTRATIONS - The Company derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds, a majority of which are state-specific municipal bond funds. Company revenues are largely dependent on the total value and composition of assets under management, which include state-specific municipal bonds. Accordingly, fluctu-ations in financial markets and the composition of assets under management impact revenues and results of operations.

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

CASH AND EQUIVALENTS - The Company's policy is to record all liquid investments with original maturities of three months or less as cash equiva-lents. Liquid investments with maturities greater than three months are recorded as investments.

INVESTMENTS - Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. All other market-able securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identifica-tion method.

PROPERTY AND EQUIPMENT is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

      Equipment      5-7 years
      Building        40 years

DEFERRED SALES COMMISSION - Sales commissions paid to brokers and dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge, are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commis-sions. Effective July 23, 1998, sales commission paid in connection with the sale of shares of sponsored mutual funds which do not have both a 12b-1 plan and contingent deferred sales charges are expensed as incurred. Effective January 1, 1998, the Company is expensing the current sales commissions for tax purposes but is continuing to amortize them over a nine year period for financial reporting. All sales commissions incurred prior to January 1, 1998 are amortized for both methods.

ADVERTISING - Costs of advertising and promotion of sponsored mutual funds are expensed the first time that the advertising takes place.

EARNINGS PER COMMON SHARE - The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share in 1997. Restating the prior years earnings per common share to conform to the pro-visions of this statement resulted in no changes to previous amounts reported as the number of outstanding shares used to calculate both basic and diluted earnings per common share are substantially identical to those used in the prior years. Basic earnings per common share was computed using the weighted average number of shares outstanding of 8,094,062 in 1998, 8,142,820 in 1997 and 8,163,140 in 1996. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equiva-lents arising from unexercised stock warrants. The weighted average shares outstanding used in computing diluted earnings per common share was 8,094,062 in 1998, 8,533,702 in 1997 and 8,475,906 in 1996.

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

PUBLIC REGISTRATION COSTS - The Company's costs for registration of its common shares were capitalized until the initial public offering commenced. During 1997, the costs were charged to the common stock account.

INCOME TAXES - The Company files a consolidated income tax return with its wholly-owned subsidiaries. The amount of deferred tax benefit or expense is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates. Deferred tax benefits are recognized in the financial statements for the changes in deferred tax assets between years.

RECLASSIFICATION - Certain amounts from 1997 and 1996 have been reclassified to conform with the 1998 presentation.

NOTE 2 -  CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 1998 and 1997 consist of the following:

                                  Current
                      Current     Interest                      Amount
                      Maturity      Rate                   1998           1997
                      --------    -------            ---------------------------
   Cash in checking    Demand        -               $     2,693     $    12,735
   Dean Witter Money
   Market Accounts     Demand      4.54 %              1,039,486         338,868
                                                     -----------     -----------
                                                     $ 1,042,179     $   351,603
                                                     ===========     ===========

NOTE 3 -  INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 1998 include:

                                  Gross
                Aggregate       Unrealized      Aggregate Fair
   1998            Cost        Holding Gains         Value
   ----        ----------      -------------    --------------
   Bond funds   $ 101,000      $           0       $ 101,000

Dividends earned on the Company's investments in sponsored mutual funds aggregated $0 in 1998, $537 in 1997 and $3,007 in 1996. The Company recognized a net gain of $0 in 1998, $0 in 1997 and $23,801 in 1996 from dispositions and write-downs of fund investments, all of which are reported in the other income (expenses) section of the consolidated statement of operations.

The Company provides services to the Integrity Mutual Funds family of funds which had aggregate net assets under management at December 31, 1998 of approx-imately $350 million. All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged. The majority of these contracts are subject to periodic review and approval by each of the fund's Board of Directors, Trustees and Share-holders. Revenues derived from services rendered to the sponsored mutual funds were $3,504,684 in 1998, $3,604,334 in 1997, and $3,114,995 in 1996.

Accounts receivable from the sponsored mutual funds aggregated $324,075 and $342,134 at December 31, 1998 and 1997, respectively.


NOTE 4 -  PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of:

                                            1998             1997
   Office furniture and equipment       $   400,706      $   369,471
   Leased equipment                           9,735            9,735
   Leasehold improvements                         0          183,570
   Building and land                        885,463                0
                                        -----------      -----------
                                        $ 1,295,904      $   562,776
   Accumulated depreciation and
    Amortization                            284,606          239,337
                                        -----------      -----------
                                        $ 1,011,298      $   323,439
                                        ===========      ===========

Depreciation expense totaled $45,269 and $60,437, and $50,161 in 1998, 1997, and 1996, respectively.


NOTE 5 -  ACQUISITIONS

On January 5, 1996, the Company completed its acquisition of The Ranson Company, Inc. and its subsidiary (Ranson Capital Corporation), an investment adviser and distributor for Ranson Managed Portfolios. The offices of The Ranson Company, Inc. and its subsidiary have been closed and the operations have been integrated into the Company's subsidiaries. Because The Ranson Company, Inc. was strictly a holding company for its subsidiary with no material assets, liabilities, or operations, other than those involving its investment in its subsidiary, it was dissolved in November, 1996 leaving its subsidiary, Ranson Capital Corporation, wholly-owned by the Company. The acquisition was accounted for as a purchase in which the Company paid $4,696,403 in cash and $1,500,000 from bank borrowings. The operations and financial position of The Ranson Company, Inc. and subsidiary were accounted for in the consolidated financial statements of the Company beginning January 6, 1996. The excess purchase price over the estimated fair value of the assets was $5,565,646 of which $300,000 is for a covenant not to complete, being amortized using the straight-line method over 3 years. The remaining balance represents the value of the investment adviser's agreement, and is being amortized using the straight-line method over 20 years. In addition, the Company paid various other costs totaling $178,750 to complete the acquisition. These costs are also being amortized using the straight-line method over 20 years.

During December, 1996, the Company acquired the rights to the investment adviser's agreement to manage the "Heartland Nebraska Tax Free Fund". The costs associated with this acquisition, totaling $293,943, are amortized using the straight-line method over a period of twenty years.


NOTE 6 -  SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1998 and 1997, consisted of the following:

                                                   1998         1997
                                                 ---------   ---------
   Note to Main Limited, interest at 0%
     and payable in full January 8, 1999         $ 350,000   $       0
                                                 =========   =========

NOTE 7 -  LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 was as follows:

                                           Current
                                  Rate     Portion         1998          1997
                                 ------    --------     -----------   -----------
Long-term debt:
  Revolving loan                  9.50%    $      0     $         0   $   425,128
  Investment certificates        10.00%      30,000          30,000       105,100
  Capital lease obligations       7.11%       2,750           2,750         5,842
  Debentures                     10.00%           0         950,000       552,000
  Long-term note - First
     Western                      7.75%           0         300,000             0
  MADC                            0.00%      25,000          25,000        25,000
                                           --------     -----------   -----------
  Totals                                   $ 57,750     $ 1,307,750   $ 1,113,070
                                           ========     ===========   ===========

A summary of the terms of the current long-term debt agreements follow:

REVOLVING LOAN - Effective January 5, 1996, the Company obtained a $1,500,000 loan from First Western Bank and Trust. Interest was charged on outstanding amounts at the prime rate plus 1% per year, payable monthly. The principal was paid in full March, 1998.

INVESTMENT CERTIFICATES - The Company had an intra-state offering of investment certificates. The certificates are debt obligations and do not represent ownership in the Company. The total offering was $500,000 of which only $281,100 in certificates were issued. As of December 31, 1998, $30,000 in certificates are still outstanding. The certificates bear interest at a rate of 10% per annum, payable semi-annually, and mature 5 years from the date of issuance. The Company has the option of redeeming the certificates early, but has no obligation to do so except in the case of death of the registered holder.

CAPITAL LEASE OBLIGATIONS - In October 1996, the Company entered into a capital lease obligation for office equipment. The term of the lease is for 3 years with monthly payments of $284 at an interest rate of 7.11%.

DEBENTURES - The Company approved a $10 million intra-state debenture offering limiting the sale in North Dakota to North Dakota residents only. The deben-tures do not represent ownership in the Company. As of December 31, 1998, $950,000 in debentures are outstanding. The debentures carry an interest rate of 10% per annum, payable semi-annually, and mature September 1, 2002. The Company can call the debentures at 2% over par any time after September 1, 1999.

The Company also has a bank line-of-credit which provides for borrowings up to $500,000. Interest on advances is payable at maturity at the rate of 7.75%. The line-of-credit is due on January 1, 2000. The outstanding balance on this line-of-credit as of December 31, 1998 was $300,000.

In May 1995, the Company received an interest free loan in the amount of $25,000 from the Minot Area Development Corporation. This loan has a maturity date of February 15, 1999.

The aggregate amount of required future payments on the above long-term debt at December 31, 1998, is as follows:

   Year ending December 31,
      1999                         $   103,049
      2000                             472,125
      2001                              95,000
      2002                           1,021,250
                                   -----------
      Total                        $ 1,691,424
      Less amount representing
        Interest                       383,674
                                   -----------
      Total due                    $ 1,307,750
                                   ===========

NOTE 8 -  INCOME TAXES

The current and deferred portions of the income tax expense included in the statements of operations as determined in accordance with FASB Statement No. 109, Accounting for Income Taxes, are as follows:

                                  1998          1997        1996
                                ---------    ---------     --------
   Current income taxes
     Federal                    $       0    $  12,605     $      0
     State                              0            0            0

   Deferred income
     Taxes                        405,240      402,437      216,029
                                ---------    ---------    ---------
                                $ 405,240    $ 415,042    $ 216,029
                                =========    =========    =========

Deferred income taxes (benefits) reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial report-ing purposes and such amounts recognized for tax purposes, measured by applying currently enacted tax rates. Such taxes relate principally to the recording of sales commissions paid to brokers and dealers, and the benefits associated with the Company's net operating loss carry forwards. Effective January 1, 1998, the Company is expensing the current sales commissions for tax purposes but is continuing to amortize them over a nine year period for financial reporting. All sales commissions incurred prior to January 1, 1998 are amortized for both methods. As of December 31, 1998 and 1997, the Company had unamortized deferred sales commissions for tax purposes of $2,753,593 and $3,341,858, respectively. As a result of this treatment of sales commissions, a deferred tax liability has been created as well as a deferred tax benefit from the net operating loss for tax purposes. For financial statement presentation, they have been netted as a current deferred tax benefit. The net operating loss carryforward of $516,000 may be used to offset taxable income through the year 2011.

A reconciliation of the difference between the expected income tax expense is computed at the U.S. Statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

                                             1998        1997       1996
                                          ---------   ---------   ---------
   Federal taxes at
    statutory rates                       $ 230,000   $ 225,555   $  91,140

   State taxes, net of
    federal tax effect                       43,000      42,320      16,100

   Taxes on nondeductible amort-
     ization at federal statutory rates     133,000     130,275     128,712

   Other                                       (760)     16,892     (19,923)
                                          ---------   ---------   ---------
   Actual tax expense                     $ 405,240   $ 415,042   $ 216,029
                                          =========   =========   =========

NOTE 9 -  STOCK WARRANTS AND SPLITS

The Company has authorized 1,050,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Account-ing for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for its warrants. In the event additional warrants are issued, appropriate results will be disclosed in accordance with the provisions of SFAS No. 123. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise price of the warrants will be adjusted to reflect stock splits of 11 for 10 in 1990 and 1989. 1,000 warrants were exercised in 1997 leaving an outstanding balance of $1,049,000 as of December 31, 1998.

NOTE 10 -  EMPLOYEE RETIREMENT PLAN

The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 1998, 1997, and 1996.


NOTE 11 -  COMMITMENTS

The Company leased office space under a five year lease agreement which commenced on June 1, 1996. Lease payments were $3,000 per month for the term of the lease. The lease carried an option to renew for an additional five years after expiration of the initial term. In addition, a provision of the lease allowed the Company to purchase the building, in which its offices are located, at any time during the term of the lease. On December 31, 1998, the Company exercised this option and purchased the building for $700,000.
Rent expense for 1998 and 1997 was $29,445 and $36,000, respectively.


NOTE 12 - NET CAPITAL REQUIREMENTS

The Company's broker/dealer subsidiaries (ND Capital, Inc. and Ranson Capital Corporation) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission
(SEC) as brokers/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 1998, these subsidiaries had net capital of $142,948 and $695,180; minimum net capital requirements of $25,000 and $5,000; excess net capital of $117,948 and $690,180; and ratios of aggregate indebtedness to net capital of .25 to 1 and .10 to 1, respectively. Both subsidiaries are exempt from the reserve requirements of Rule 15c3-3.


NOTE 13 -  ACCUMULATED OTHER COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. Accordingly, the Company has restated the prior year's balance sheet and statement of retained earnings to present comprehensive income and accumulated comprehensive income presented in this report. The following items are reported in other comprehensive income as of December 31, 1998, 1997 and 1996:

                                              1998       1997     1996
                                            --------   -------  --------
   Unrealized gain (loss) in securities
     available-for-sale                     $ (1,329)  $ 1,329  $ 21,900
                                            ========   =======  ========

NOTE 14 -  PRIOR PERIOD ADJUSTMENT

During the audit of the current year's financial statements, an error was discovered that resulted in an understatement of reported liabilities and overstated net income as of December 31, 1995. The beginning stockholders' equity as of January 1, 1996 has been adjusted to correct this error, as well, the 1997 balance sheet reflects an increase in notes payable and a decrease in stockholders' equity by $25,000.


NOTE 15 -  RESTATEMENT OF PRIOR YEARS

The 1997 statement of operations has been restated to reflect the Company's current practice of recording commission income and commission expense separately. Prior to 1998 these amounts were reported as net commission income. The 1997 commission income and general and administrative expenses have been increased by approximately $544,000 so as to conform with the current year's presentation. The 1996 statement of operations has not been restated, as the amount is inconsequential.

                           ADDITIONAL INFORMATION






              INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION






To the Stockholders and Directors of
ND Holdings, Inc. and Subsidiaries
Minot, North Dakota


Our report on our audit of the basic consolidated financial statements of ND Holdings, Inc. and Subsidiaries for the years ended December 31, 1998, 1997 and 1996, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The infor-mation on pages 19 and 20 related to the 1998, 1997 and 1996 consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the infor-mation is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 1998, 1997 and 1996, taken as a whole.

We also have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of ND Holdings, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 19 relating to the 1995 and 1994 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.




BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota



February 23, 1999

                      ND HOLDINGS, INC. AND SUBSIDIARIES
                           SELECTED FINANCIAL DATA
                 FOR THE YEARS ENDED DECEMBER 31, AS INDICATED


                                                       1997
                                                    (Restated)       1996              1995
                                     1998             (a)(b)     (Restated)(b)     (Restated)(b)         1994
                                ------------     ------------     ------------     ------------     ------------
Operating revenue               $  4,438,907     $  4,590,716     $  3,417,614     $  1,405,316     $  1,130,151

Income (loss) from
  Operations                    $    683,443     $    738,890     $    261,002    $   (709,182)    $    (546,288)

Income tax (expense) benefit    $   (405,240)    $   (415,042)    $   (216,029)   $    162,400     $     205,500

Earnings (loss) per share       $        .03     $        .03     $        .01    $       (.05)    $        (.04)

Total assets                    $ 10,891,060     $ 10,306,160     $ 10,724,285    $  9,470,586     $  9,231,998

Long-term obligations           $  1,357,750     $  1,113,070     $  1,433,062    $    295,100     $    281,100

Shareholders' equity            $  9,083,188     $  9,038,682     $  8,981,190    $  9,085,426     $  8,898,628

Dividends paid                  $          0     $          0     $          0    $          0     $          0

(a)  See Note 15
(b)  See Note 14

                    ND HOLDINGS, INC. AND SUBSIDIARIES
          QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                 QUARTER ENDED
                           ----------------------------------------------------
                              3-31-98       6-30-98       9-30-98      12-31-98
                           -----------   -----------   -----------   -----------
Revenues                   $ 1,131,861   $ 1,076,591   $ 1,089,255   $ 1,141,201
Operating income               250,643        29,070       192,021       211,708
Other income (expense)         (18,459)      (12,654)      (13,940)       19,569
Income tax expense            (123,404)      (38,057)     (121,518)     (122,261)
Net income                     108,750       (21,609)       56,563       109,015

Per Share(1)
  Operating income                 .03           .00           .02           .03
  Other income (expense)           .00           .00           .00           .00
  Income tax expense              (.02)          .00          (.02)         (.02)

                                        QUARTER ENDED (RESTATED)(2)
                              3-31-97       6-30-97       9-30-97      12-31-97
                           -----------   -----------   -----------   ----------
Revenues                   $ 1,031,130   $ 1,162,030   $ 1,175,242   $ 1,222,314
Operating income               178,937       114,449       205,130       240,374
Other income (expense)         (17,814)       (2,914)      (21,487)      (52,233)
Income tax expense            (104,988)      (82,737)     (108,016)     (119,301)
Net income                      56,135        28,798        75,627        68,840

Per Share(1)
  Operating income                 .02           .01           .02           .03
  Other income (expense)           .00           .00           .00          (.01)
  Income tax expense              (.01)         (.01)         (.01)         (.01)

                                               QUARTER ENDED
                              3-31-96       6-30-96       9-30-96      12-31-96
                           -----------
Revenues                   $   870,413   $   715,404   $   819,153   $ 1,012,644
Operating income (loss)        115,719      (105,504)       28,645       222,142
Other income (expense)         (23,168)       27,538       (37,102)       32,130
Income tax (expense) benefit    92,551       (16,800)      (21,571)     (270,209)
Net income (loss)               32,851       (94,766)      (30,028)      136,314

Per Share(1)
  Operating income (loss)          .01          (.01)          .00           .03
  Other income (expense)           .00           .00           .00           .00
  Income tax (expense) benefit     .01           .00           .00          (.03)

(1) The Company adopted FAS 128 in 1997. All prior period earnings per common share calculated under this provision are not materially different than amounts previously reported. In addition, basic and diluted earnings per common share are not materially different.

(2) See Note 15.

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                               PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information under the heading "Directors and Executive Officers", in the Registrant's
Proxy Statement to be filed on or about April 16, 1999


Item 10    Executive Compensation

Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 16, 1999 under the headings "Directors and Executive Officers."

Item 11    Security Ownership of Certain Beneficial Owners and
Management

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 16, 1999.

Item 12    Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 16, 1999.

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

         10.17 Transfer Agency Agreement - Ranson Managed Portfolios (incorporated by reference in the Company's form 10KSB/A as amended(Commission File No. 0-25958), filed with the Commission on May 20, 1998)

         10.18 Transfer Agent Agreement - Investors Research Fund (incorporated by reference to Exhibit 10.18 contained in the Company's Registration Statement Form N-1A as amended
                (File No. 2-14675) filed with the Commission on January 22
                1999)

         10.19  Distribution Agreement - Investors Research Fund
                (incorporated by reference to Exhibit 10.19 contained in the Company's Registration Statement Form N-1A as amended
                (File No. 2-14675) filed with the Commission on January 22
                1999)

         10.20 Accounting Services Agreement - Investors Research Fund (incorporated by reference to Exhibit 10.20 contained in the Company's Registration Statement Form N-1A as amended
                (File No. 2-14675) filed with the Commission on January 22
                1999)

         21.1 Subsidiaries of the Company: (incorporated by reference to Exhibit 21.1 contained in the Company's Registration Statement on Form S-1 as amended (File No. 33-96824), filed with the Commission on December 7, 1995)

         27.1   Financial Data Schedule

 (b)      Reports on Form 8-K.

No reports were filed on Form 8-K during the fourth quarter of the Fiscal Year ended December 31, 1998

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March.

                                                ND HOLDINGS, INC.


Date:  March 26, 1999                              By /s/ Robert E. Walstad
                                                 ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer and
                                                   President and Director
                                                  (Acting Chief Financial
                                                      Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 1999                               By /s/ Robert E. Walstad
                                                 ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer,
                                                   President and Director
                                                  (Principal Executive Officer)
                                                  (Acting Chief Financial
                                                      Officer)

Date: March 26, 1999                               By /s/ Peter A. Quist
                                                 ------------------------
                                                   Peter A. Quist
                                                   Vice President and Director

Date: March 26, 1999                               By /s/ Lyle E. Mclain
                                                   ------------------------
                                                   Lyle E. McLain
                                                   Director

Date: March 26, 1999                               By /s/ Vance A. Castleman
                                                   ------------------------
                                                   Vance A. Castleman
                                                   Director

Date: March 26, 1999                               By /s/ Myron D. Thompson
                                                   ------------------------
                                                   Myron D. Thompson
                                                   Director

Date: March 26, 1999                               By /s/ Richard H. Walstad
                                                   ------------------------
                                                   Richard H. Walstad
                                                   Director

Date: March 26, 1999                               By /s/ Daniel L. Feist
                                                   ------------------------
                                                   Daniel L. Feist
                                                   Director