Form 10QSB
period 1999-03-31
ND HOLDINGS INC
filed 1999-05-13
CIK 944696

FORM 10-QSB

                     U. S. Securities and Exchange Commission
                              Washington, D.C. 20549

       [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

Yes   X       No

As of May 7, 1999, there were 7,661,617 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                                  FORM 10-QSB

                               ND HOLDINGS, INC.

                                    INDEX


Part I:     FINANCIAL INFORMATION                                    Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
               March 31, 1999 and December 31, 1998                    3

            Condensed Consolidated Statements of Operations-
               Three months ended March 31, 1999 and 1998              4

            Condensed Consolidated Statements of Cash Flows-
               Three months ended March 31, 1999 and 1998              5

            Notes to Condensed Consolidated Financial Statements       6

Item 2      Management's Discussion and Analysis or Plan
               Of Operations                                           7

Part II     OTHER INFORMATION

Item 5      Other Information                                         11

Item 6      Exhibits and Reports on Form 8-K                          11

            Signatures                                                12

            Exhibit Index                                             13


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  March 31,      December 31,
                                                    1999             1998
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $    767,384      $ 1,042,179
  Securities available-for-sale                      103,232          101,000
  Accounts receivable                                387,875          324,075
  Prepaids                                            53,588           48,808
  Deferred tax benefit                               151,421              138
                                                -----------------------------
  Total current assets                          $  1,463,501     $  1,516,200
                                                -----------------------------

PROPERTY AND EQUIPMENT                          $  1,322,912     $  1,295,904
  Less accumulated depreciation                     (304,574)        (284,606)
                                                -----------------------------
  Net equipment                                 $  1,018,338     $  1,011,298
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  2,760,286     $  3,328,634
  Investment advisor's agreements (net of
   amortization of $913,314 and $841,585)          4,825,025        4,896,754
  Other assets                                       143,120          138,174
                                               ------------------------------
  Total other assets                            $  7,728,431     $  8,363,562
                                                -----------------------------
TOTAL ASSETS                                    $ 10,210,269     $ 10,891,060
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $    112,149     $     99,245
  Accounts payable                                    11,494            8,656
  Other current liabilities                           91,123           42,221
  Short-term borrowings                                    0          350,000
  Current portion of long-term debt                  501,942           57,750
                                                -----------------------------
  Total current liabilities                     $    716,708     $    557,872
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $    501,942     $    327,750
  Investment certificates                                  0           30,000
  Debenture certificates                             950,000          950,000
  Less current portion                              (501,942)         (57,750)
                                                -----------------------------
  Total long-term liabilities                   $    950,000     $  1,250,000
                                                -----------------------------
TOTAL LIABILITIES                               $  1,666,708     $  1,807,872
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 7,697,117 and
   7,951,187 shares issued and outstanding,
   respectively                                 $ 10,020,202     $ 10,253,246
  Accumulated deficit                             (1,476,641)      (1,170,058)
                                                -----------------------------
  Total stockholders' equity                    $  8,543,561     $  9,038,188
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 10,210,269     $ 10,891,060
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        1999         1998
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   911,436   $   873,870
  Commissions                                           241,285       257,991
                                                    -------------------------
  Total revenue                                     $ 1,152,721   $ 1,131,861
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   243,388   $   211,863
  Commission expense                                    207,674       163,182
  General and administrative expenses                   295,796       246,746
  Sales commissions amortized                           145,364       151,368
  Depreciation and amortization                          98,325       108,059
                                                    -------------------------
  Total operating expenses                          $   990,548   $   881,218
                                                    -------------------------

OPERATING INCOME                                    $   162,173   $   250,643
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    28,124   $    11,158
  Interest expense                                      (33,768)      (29,617)
                                                    -------------------------
  Total other income                                $    (5,644)  $   (18,459)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   156,529   $   232,184

DEFERRED INCOME TAX EXPENSE                         $   (89,660)     (123,404)
                                                    -------------------------
NET INCOME BEFORE CUMULATIVE EFFECT                 $    66,869   $   108,780

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
  (net of tax effect)                                  (373,455)            0

NET INCOME AFTER CUMULATIVE EFFECT                  $  (306,586)  $   108,780
                                                    =========================

NET INCOME PER SHARE:                               $      (0.04) $      0.01

AVERAGE COMMON SHARES OUTSTANDING                       7,845,473   8,147,353

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                        ND HOLDINGS, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                    -------------------------
                                                        1999         1998
                                                    -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities         $   203,732   $   262,407
                                                    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                 (32,498)       (3,150)
  Other asset (increases) decreases                      (7,177)      (19,810)
                                                    --------------------------
  Net cash used by investing activities             $   (39,675)  $   (22,960)
                                                    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on short-term borrowings                 $  (350,000)  $  (425,881)
  Proceeds from long-term debt                          200,000       398,000
  Payments on long-term debt                            (25,808)            0
  Redemption of common stock                           (233,044)      (41,614)
  Investment certificates redeemed                      (30,000)      (54,000)
                                                    -------------------------
  Net cash provided (used) by financing activities  $  (438,852)  $  (123,495)
                                                    -------------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                   $  (274,795)  $   115,952

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  1,042,179       351,603
                                                    -------------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $   767,384   $   467,555
                                                    =========================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS


ND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1999 and 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of ND Holdings, Inc., as filed with the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at December 31, 1998, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

The Company's effective tax rate differs from the U. S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 1998, 1997 and 1996 were 62%, 64% and 83%, respectively. The effective rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson acquisition, which has a remaining life of 16 years. Amortization of the non-compete agreement was complete at December 31, 1998. Accordingly, the effective tax rate for 1999 and forward will potentially decrease because amortization of the non-compete agreement was nondeductible for income tax purposes.

Effective for 1999 and 1998, the Company is expensing deferred sales commissions as incurred for income tax purposes. The Company will continue to capitalize and amortize the commissions for financial reporting purposes (exception Integrity Fund of Funds). The effects of the change will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities will result from these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the Company's net income.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing five (5) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, The Oklahoma Municipal Fund and The Illinois Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing shareholder services, fund accounting and other administrative services offered by ND Resources, Inc.
("ND Resources") to fund groups in the United States. As of May 7, 1999, ND Resources was providing services to one outside fund group.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of March 31,                              1999      1998      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free                        $ 332.2   $ 327.7        1.4%
EQUITY Fund of Funds                         $  20.8   $  21.4       (2.8)%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 353.0   $ 349.1        1.1%
--------------------------------------------------------------------------
Investors Research Fund                      $  21.8   $   0.0         N/A
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 374.8   $ 349.1        7.4%
==========================================================================
Average for the period                       $ 376.3   $ 349.9        7.5%
==========================================================================

The Company's revenues depend primarily upon the amount of assets under its management. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management/service were $374.8 million at March 31, 1999, an increase of $.1 million from December 31, 1998 and an increase of $25.7 million (7.4%) from March 31, 1998. March 1999's increase in assets under management/service compared to March 1998 was primarily the result of adding Investors Research Fund in November 1998, and compared to December 1998 was the result of an increase in the net asset value (share price) of the fixed income funds.

RESULTS OF OPERATIONS

                                    Three months ended
                                         March 31                %
                                     1999         1998         Change
Net Income Before
  Cumulative Effect              $   66,869     $ 108,780      (39)%
Earnings per share
   Primary                         $   0.01      $   0.01         0%
   Fully-diluted                   $   0.01      $   0.01         0%

Operating margin                         14%           22%
---------------------------------------------------------------------
Net Income After
  Cumulative Effect              $ (306,586)     $ 108,780     (382)%
Earnings per share
   Primary                        $   (0.04)      $   0.01     (500)%
   Fully-diluted                  $   (0.04)      $   0.01     (500)%

Operating margin                         14%           22%
---------------------------------------------------------------------

Net income before cumulative effect during the quarter ended March 31, 1999 decreased as compared to the same quarter in the previous fiscal year primarily due to a 12% increase in operating expenses despite the 2% increase in revenues.

Operating revenues

Total operating revenues for the three months ended March 31, 1999 were $1,152,721, an increase of 2% from March 31, 1998. The increase resulted primarily from increased assets under management/service.

Commission income includes underwriting fees associated with sales of the front-end sales load funds, ("FESL's") commissions earned by registered representatives of ND Capital and Ranson Capital, the Company's two broker-dealer subsidiaries, Integrity Fund of Funds contingent deferred sales charges ("CDSC")and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income decreased 6% from $257,991 for the first three months of 1998 to $241,285 for the same period this year. Commission income from underwriting fees, broker-dealer and CDSC were an increase of 10% over last year, while a 16% decrease was attributable to the absence of 1999 securities meeting the criteria for ND Capital to act as agent for the purchase or sale of the securities.

Operating expenses

Total operating expenses for the three months ended March 31, 1999 reported were $990,548, an increase of 12% from March 31, 1999. The 12% increase is a result of increases in several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits.

Total compensation and benefits for the three months ended March 31, 1999 were $243,388, an increase of 15% from March 31, 1998. The increase resulted in part from an increase in employees and normal increases in compensation and to a lesser extent health insurance expense whereby the Company is incurring half the cost of a single health benefit per participating employee in 1999.

Commission expense

Total commission expense for the three months ended March 31, 1999 was $207,674, an increase of 27% from March 31, 1998. The majority of the increase is related to the expensing of the costs incurred by an investment advisor in connection with the distribution of shares of a fund absent both 12b-1 and CDSC charges (Integrity Fund of Funds only), effective July 23, 1998 and to a lesser extent, an increase related to the 10% increase in commission income from broker-dealers.

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 1999 were $295,796, an increase of 20% from March 31, 1998. The increase is attributable to increased service fee expense relative to the increased assets under management/service, advertising, supplies and travel expenses increased as a result of additional marketing costs in an effort to increase Fund growth, and normal increases in operating costs.

Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Amortization of deferred sales commissions decreased 4% in the first three months of 1999 over the same period in 1998. The decrease in 1999 is due to the Integrity Fund of Funds discontinuing amortization of their sales commissions and expensing them as incurred.

Depreciation and amortization

Depreciation and amortization decreased 9% from 1998 primarily due to a covenant not to compete, accounting for $100,000 of annual amortization, that was fully amortized at December 31, 1998.

Other income (expenses)

Total other income, net of other expenses is a 69% increase in the first three months of 1999 compared with the same period in 1998. This is due primarily to net rental income obtained from the purchase of the office building in December 1998.


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

Impact of the Y2K problem on the company

ND Holdings, Inc. does not anticipate a material impact on the company's financial condition due to Y2K compliance issues. The company's information systems have been designed to be Y2K compliant. Internal company staff and resources are being utilized to address Y2K remediation and testing. ND Resources is in close contact with outside vendors and service providers to assure that a third party's failure to provide service does not disrupt normal business operations.

Contingency planning

A formal contingency plan for failure to adequately address Y2K compliance issues will be developed by ND Resources, Inc. The scheduled completion timeframe is second quarter of 1999.

Financial Condition

At March 31, 1999, the Company's assets aggregated $10,210,269, a decrease of 6.25% from $10,891,060, at December 31, 1998. Stockholders' equity totaled $8,543,561 compared to $9,083,191 at December 31, 1998. The decrease in assets and stockholders' equity was due in part to the repurchase of $233,044 of the Company's own Common Stock. The Company's repurchase activity is pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its Common Stock from time to time in the open market. Additionally, an announcement made by the Financial Accounting Standards Board (FASB) required the expensing of the costs incurred by an investment advisor in connection with the distribution of shares of a fund absent both 12b-1 fees and CDSC charges. This announcement resulted in the Company's cumulative effect adjustment of $373,455,(Integrity Fund of Funds only) expensing capitalized costs net of the deferred tax adjustment, decreasing assets and stockholders' equity.

Cash provided by operating activities decreased 22% from $262,407 in the three months ended March 31, 1998 to $203,732 in the three months ended March 31, 1999. For the three months ended March 31, 1999, the Company used net cash of $39,675 for the purchase of equipment and other assets. Net cash used by financing activities during the first three months of 1999 was $438,852 as the Company paid down short-term debt ($350,000), long-term debt ($25,808), redemption of investment certificates ($30,000) and repurchased 254,070 shares of its Common Stock for an aggregate consideration of $233,044, offset by proceeds from a line of credit ($200,000).

Liquidity and Capital Resources

At March 31, 1999, the Company held $767,384 in cash and cash equivalents, as compared to $1,042,179 at December 31, 1998. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $1,258,491 at March 31, 1999 from $1,467,254 at December 31, 1998, primarily the result of paying short-term debt and the repurchase of the Company's Common Stock.

Net cash from operating activities was $203,732 during the three month period ended March 31, 1999, a decrease of 22% from $262,407 during the three month period ended March 31, 1998. The decrease was attributable to both the increase in accounts receivable and deferred tax benefit net of the increase in accounts payable.

Net cash used by investing activities for the three months ended March 31, 1999 increased by 73% to $39,675 from $22,960 for the three months ended March 31, 1998, primarily for the purchase of equipment.

Net cash used by financing activities during the three months ended March 31, 1999 was $438,852. The primary financing activities for the period were drawing $200,000 from a line of credit while paying short-term debt of $350,000, long-term debt of $25,808, payments on investment certificates of $30,000 and the redemption of $233,044 of Company Common Stock.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at May 7, 1999 had $1,500,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt.


FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in other Company-authorized written or oral statements, the words and phrases "can be", "expects," "anticipates," "may affect," "may depend," "believes," "estimate" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, that could cause actual results for future periods to differ materially from those presently anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

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

Item 5:       Other Information

On March 26, 1999 the Company's board of directors appointed a Vice-President of Operations.

On April 6, 1999 the Company introduced an offering of corporate notes, strictly limited to bona fide North Dakota residents, maximum of $1,000,000. As of May 7, 1999 the Company had issued $698,000 in corporate notes.

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


     /s/ Robert E. Walstad                                 May 7, 1999
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board
(CFO and CAO)

                        ND HOLDINGS, INC. AND SUBSIDIARIES

          Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended March 31, 1999

EXHIBITS

  EX-27     Financial Data Schedule