Form 10QSB
period 1999-06-30
ND HOLDINGS INC
filed 1999-08-12
CIK 944696

FORM 10-QSB

                       Securities and Exchange Commission
                            Washington, D.C. 20549

       [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        U.S. SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

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

Yes   X       No

As of August 11, 1999, there were 7,504,687 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                                  FORM 10-QSB

                               ND HOLDINGS, INC.

                                    INDEX


Part I:     FINANCIAL INFORMATION                                    Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
               June 30, 1999 and December 31, 1998                         3

            Condensed Consolidated Statements of Operations-
               Three months ended June 30, 1999 and 1998                   4

            Condensed Consolidated Statements of Operations-
               Six months ended June 30, 1999 and 1998                     5

            Condensed Consolidated Statements of Cash Flows-
               Six months ended June 30, 1999 and 1998                     6

            Notes to Condensed Consolidated Financial Statements           7

Item 2      Management's Discussion and Analysis or Plan of Operation

Part II     OTHER INFORMATION

Item 4      Submission of matters to a vote of security holders           11

Item 6      Exhibits and Reports on Form 8-K                              11

            Signatures                                                    12

            Exhibit Index                                                 13


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                   June 30,       December 31,
                                                    1999             1998
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  1,351,025      $ 1,042,179
  Securities available-for-sale                      104,261          101,000
  Accounts receivable                                366,293          324,075
  Prepaids                                            44,634           48,808
  Deferred tax benefit                                60,255              138
                                                -----------------------------
  Total current assets                          $  1,926,467     $  1,516,200
                                                -----------------------------

PROPERTY & EQUIPMENT                            $  1,347,162     $  1,295,904
  Less accumulated depreciation                     (328,366)        (284,606)
                                                -----------------------------
  Net property & equipment                      $  1,018,796     $  1,011,298
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  2,754,585     $  3,328,634
  Investment advisory agreements (net of
   amortization of $988,727 and $841,585)          5,191,617        4,896,754
  Other assets                                       152,820          138,174
                                                ------------------------------
  Total other assets                            $  8,099,022     $  8,363,562
                                                -----------------------------
TOTAL ASSETS                                    $ 11,044,286     $ 10,891,060
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $    126,422     $     99,245
  Accounts payable                                    33,076            8,656
  Other current liabilities                           57,959           42,219
  Short-term borrowings                                    -          350,000
  Current portion of long-term debt                    9,215           57,750
                                                -----------------------------
  Total current liabilities                     $    226,672     $    557,870
                                                -----------------------------
LONG-TERM LIABILITIES
  Notes payable                                 $    655,631     $    327,750
  Investment certificates                                  -           30,000
  Debenture certificates                             950,000          950,000
  Corporate notes                                    770,000                -
  Less current portion                                (9,215)         (57,750)
                                                -----------------------------
  Total long-term liabilities                   $  2,366,417     $  1,250,000
                                                -----------------------------
TOTAL LIABILITIES                               $  2,593,089     $  1,807,870
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 7,543,687 and
   7,951,187 shares issued and outstanding,
   respectively                                 $  9,861,480     $ 10,253,246
  Accumulated deficit                             (1,410,283)      (1,170,055)
                                                -----------------------------
  Total stockholders' equity                    $  8,451,197     $  9,083,191
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 11,044,286     $ 10,891,060
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            June 30,
                                                    -------------------------
                                                        1999         1998
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   924,342   $   873,406
  Commissions                                           226,759       203,185
                                                    -------------------------
  Total revenue                                     $ 1,151,101   $ 1,076,591
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   240,399   $   199,456
  Commission expense                                    202,206       160,207
  General and administrative expenses                   285,079       422,657
  Sales commissions amortized                           149,621       156,325
  Depreciation and amortization                         100,626       108,876
                                                    -------------------------
  Total operating expenses                          $   977,931   $ 1,047,520
                                                    -------------------------

OPERATING INCOME                                    $   173,170   $    29,071
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    32,682   $    12,368
  Interest expense                                      (48,327)      (25,022)
                                                    -------------------------
  Net other income (expense)                        $   (15,646)  $   (12,654)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $   157,524   $    16,418

DEFERRED INCOME TAX EXPENSE                         $    91,166        38,057
                                                    -------------------------
NET INCOME (LOSS)                                   $    66,358   $   (21,640)
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $       .01  $          -

AVERAGE COMMON SHARES OUTSTANDING                     7,598,687     8,107,687

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                    -------------------------
                                                        1999         1998
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 1,835,779   $ 1,747,276
  Commissions                                           468,043       461,176
                                                    -------------------------
  Total revenue                                     $ 2,303,823   $ 2,208,452
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   483,787   $   411,319
  Commission expense                                    409,880       323,389
  General and administrative expenses                   580,875       669,403
  Sales commissions amortized                           294,986       307,693
  Depreciation and amortization                         198,951       216,935
                                                    -------------------------
  Total operating expenses                          $ 1,968,479   $ 1,928,738
                                                    -------------------------

OPERATING INCOME                                    $   335,343   $   279,714
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    60,805   $    23,526
  Interest expense                                      (82,095)      (54,639)
                                                    -------------------------
  Net other income (expense)                        $   (21,290)  $   (31,113)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $   314,054   $   248,602

DEFERRED INCOME TAX EXPENSE                         $   180,827       161,461
                                                    -------------------------
NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE         $   133,227   $    87,140

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
  (net of income taxes)                                 373,455             -
                                                    -------------------------
NET INCOME (LOSS) AFTER
  CUMULATIVE EFFECT                                    (240,228)       87,140
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $     (0.03)  $      0.01

AVERAGE COMMON  SHARES OUTSTANDING                    7,722,103     8,127,519

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                        ND HOLDINGS, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                         Six Months Ended
                                                             June 30
                                                    -------------------------
                                                        1999         1998
                                                    -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities         $   493,901   $   441,240
                                                    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                             $   (51,258)  $   (19,235)
  Purchase of investment advisory agreement            (287,493)            -
  Other asset (increases) decreases                     (17,907)      (18,409)
                                                    --------------------------
  Net cash used by investing activities             $  (356,658)  $   (37,644)
                                                    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on short-term borrowings                    (350,000)            -
  Payments on long-term debt                        $   (26,630)  $  (426,136)
  Proceeds from long-term debt                          200,000       398,000
  Proceeds from issuing common stock (net of
    issue cost)                                               -        11,870
  Redemption of common stock                           (391,766)      (92,391)
  Investment certificates redeemed                      (30,000)      (65,100)
  Proceeds from corporate notes                         770,000             -
                                                    -------------------------
  Net cash provided (used) by financing activities  $   171,604   $  (173,757)
                                                    -------------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                   $   308,846   $   229,839

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  1,042,179       351,603
                                                    -------------------------


CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $ 1,351,025   $   581,442
                                                    =========================

NON-CASH ACTIVITY
  Purchase of investment advisory agreement
    with debt                                       $   154,512   $         -
                                                    =========================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS


ND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of ND Holdings, Inc., as filed with the SEC. The Condensed Consolidated Balance Sheet at December 31, 1998, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted.

In the opinion of Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

The Company's effective tax rate differs from the U. S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 1998 and 1997 were 62% and 64%, respectively. The effective rate will continue to reflect the nondeductible amortization associated with the investment advisory agreement acquired in the Ranson acquisition, which has a remaining life of 16 years. Amortization of the non-compete agreement was complete at December 31, 1998. Accordingly, the effective tax rate for 1999 and forward will potentially decrease because amortization of the non-compete agreement was nondeductible for income tax purposes.

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

NOTE 3 - ACCOUNTING CHANGE

In 1998, the Financial Accounting Standards Board (FASB) ruled that costs incurred by an investment advisor for the distribution of shares of a fund that did not have a 12b-1 plan and contingent deferred sales charges ("CDSC") had to be expensed rather than capitalized. The ruling was effective for costs incurred after July 23, 1998.

As part of the ruling, costs previously capitalized were to be charged off to expense and reported as a cumulative effect adjustment when the Company adopted Statement of Position (SOP) 98-5 "Reporting On the Costs of Start-Up Activities."

Effective January 1, 1999, the Company adopted SOP 98-5 resulting in a cumulative effect of an accounting change adjustment of $373,455, net of income tax effect.

NOTE 4 - RECLASSIFICATION

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the Company's net income.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing five (5) separate portfolios including
The Kansas Municipal Fund, The Kansas Insured Intermediate Fund,
The Nebraska Municipal Fund, The Oklahoma Municipal Fund and The Illinois Municipal Fund. The Illinois Municipal Fund was closed during July 1999 and
ND Holdings, Inc. was the only shareholder. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing shareholder services, fund accounting and other administrative services offered by ND Resources, Inc.("ND Resources") to fund groups in the United States. As of August 11, 1999 ND Resources was providing services to one outside fund group.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of June 30,                               1999      1998      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 342.9   $ 324.4        5.7%
EQUITY Fund of Funds                         $  22.3   $  21.7        2.8%
--------------------------------------------------------------------------
TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 365.2   $ 346.1        5.5%
--------------------------------------------------------------------------
Investors Research Fund                      $  22.2   $   0.0         N/A
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 387.4   $ 346.1       11.9%
==========================================================================
Average for the six month period             $ 380.1   $ 347.9        9.3%
==========================================================================

The Company's revenues depend primarily upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchase and redemption of mutual fund shares and investment performance, which may depend on general market conditions.
Assets under the Company's management/service were $387.4 million at June 30, 1999, an increase of $12.8 million (3.4%) from December 31, 1998 and an increase of $41.3 million (11.9%) from June 30, 1998. The increase in assets under management/service during the six month period ended June 30, 1999, was primarily the result of the reorganization of Lancaster Nebraska Tax-Free Fund (Lancaster) into the Nebraska Municipal Fund during May 1999. The increase from June 1998 is primarily the result of the Lancaster/Nebraska Municipal Fund reorganization and the addition of Investors Research Fund November 1998.


RESULTS OF OPERATIONS


                       Three Months Ended              Six months ended
                           June 30         %              June 30         %
                       1999      1998    Change       1999      1998    Change
-------------------------------------------------------------------------------
Net Income (Loss) Before
  Cumulative Effect   $66,358  $(21,640)   407%     $133,227   $ 87,140    53%
Earnings per share
   Primary            $  0.01  $   0.00             $   0.02   $   0.01   100%
   Fully-diluted      $  0.01  $   0.00             $   0.02   $   0.01   100%

Operating margin          15%        3%                  15%        13%
-------------------------------------------------------------------------------
Net Income (Loss) After
  Cumulative Effect   $66,358  $(21,640)   407%     $(240,228) $ 87,140  (376%)
Earnings per share
   Primary            $  0.01  $   0.00             $   (0.03) $   0.01  (400%)
   Fully-diluted      $  0.01  $   0.00             $   (0.03) $   0.01  (400%)

Operating margin          15%        3%                   15%       13%
-------------------------------------------------------------------------------

Net income before cumulative effect, during the second quarter and six months ended June 30, 1999, increased as compared to the same periods in the previous fiscal year primarily due to the second quarter's 6.9% increase in revenues and 6.6% decrease in operating expenses.

Operating revenues

Total operating revenues for the quarter ended June 30, 1999 were $1,151,101, an increase of 6.9% from June 30, 1998. For the six months ended June 30, 1999, operating revenues were a 4.3% increase from the same period in 1998. The increase resulted primarily from fee income generated by increased assets under management/service.

Commission income includes underwriting fees associated with sales of the front-end sales load funds, ("FESL's") commissions earned by registered representatives of ND Capital and Ranson Capital, the Company's two broker-dealer subsidiaries, Integrity Fund of Funds CDSC's and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income increased 11.6% from $203,185 for the quarter ended June 30, 1998 to $226,759 for the same period this year. Commission income for the six months ended June 30, 1999, were up 1.5% from the same period in 1998. The second quarter and year to date increase is attributable primarily to increased commissions earned from underwriting fees, broker-dealer fees and CDSC's.

Operating expenses

Total operating expenses for the quarter ended June 30, 1999 were $977,931, a decrease of 6.6% from the quarter ended June 30, 1998. The 1999 six months ended operating expenses were a 2.1% increase from the same period 1998. The variances relate to several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits.

Total compensation and benefits for the quarter ended June 30, 1999 were $240,399, an increase of 20.5% from the quarter ended June 30, 1998.
The 1999 six months ended June 30, 1999 expenses were up 17.6% compared to the same period in 1998. The increase resulted primarily from an increase in employees and normal increases in compensation and to a lesser extent health insurance expense whereby the Company is incurring a higher cost for 1999 as compared to 1998.

Commission Expense

Total commission expense for the quarter ended June 30, 1999 was $202,206, an increase of 26.2% from the quarter ended June 30, 1998. The six months ended commission expense is up 26.7% compared to the same period in 1998 The increase is directly related to the increase in commission income.

General and administrative expenses

Total general and administrative expenses for the quarter ended June
30, 1999 were $285,079, a decrease of 32.6% from the quarter ended
June 30, 1998. The six months ended June 30, 1999 general and administrative expenses were down 13.2% for the same period in 1998.
The primary variance relates to 1998 legal and accounting expenses related to a routine SEC examination, not present in 1999.

Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Amortization of deferred sales commissions decrease 4.2% in the quarter and six months periods ended
June 30, 1999 over the same periods in 1998. The decrease in 1999 is due to the Integrity Fund of Funds discontinuing amortization of their sales commissions and expensing them as incurred.

Depreciation and amortization

Depreciation and amortization decreased from 1998 by 7.6% and 8.3%
respectively for the quarter and six month periods ended June 30, 1999
The decrease is primarily due to a covenant not to compete, accounting for $100,000 of annual amortization, that was fully amortized at December 31, 1998.

Other income (expenses)

Total other income, net of other expenses was ($15,646) for the quarter ended June 30, 1999 compared to ($12,654) for the same period in 1998. For the six months ended June 30, 1999, other income net of expenses was ($21,290) compared with ($31,113) for the same period in 1998. Interest and other income increased 164.2% for the quarter and 158.5% for the six months ended June 30, 1999 compared to the same periods in 1998. The increases are primarily due to net rental income obtained from the purchase of the office building in December 1998, and to a lessor extent, higher levels of cash and cash equivalents. Interest expense was $48,327 for the quarter ended June 30, 1999 compared to $25,022 for the same period in 1998. For the six months ended June 30, 1999, interest expense was $82,095 compared to $54,639 for the same period in 1998. The increase in interest expense is a result of increased debt for a mortgage placed on the office building purchased in December, 1998 and a corporate notes offering of April 6, 1999.

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

ND Resources has completed an inventory and assessment of all systems potentially affected by the Y2K problem. Remediation and testing of individual system components was expected to be completed by the second quarter of 1999. Outside vendors have been identified and contacted regarding Y2K compliance.

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

Contingency planning

A formal contingency plan for failure to adequately address Y2K compliance issues will be developed by ND Resources, Inc. The formal plan is a work in progress and is expected to be completed in September 1999.

Financial Condition

At June 30, 1999, the Company's assets aggregated $11,044,286, a slight increase from $10,891,060, at December 31, 1998. The increase is a net result of proceeds from a corporate note offering less the payment of short-term debt. Stockholders' equity totaled $8,451,197 compared to $9,083,191 at December 31, 1998. The decrease was due in part to the repurchase of $391,766 of the Company's own Common Stock. The Company's repurchase activity is pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its Common Stock from time to time in the open market. Additionally, a ruling made by the FASB required the expensing of the costs incurred by an investment advisor in connection with the distribution of shares of a fund absent both 12b-1 fees and CDSC charges. The ruling affects the Company's costs incurred for the distribution of Integrity Fund of Funds only. FASB's ruling resulted in the Company's having to report a cumulative effect of an accounting change adjustment of $373,455 to expense previously capitalized costs, net of tax effect. The adjustment decreased the Company's assets and stockholders equity.

Cash provided by operating activities increased 11.9% from $441,240 in the six months ended June 30, 1998 to $493,901 for the same period 1999. For the six months ended June 30, 1999, the Company used net cash of $356,658 primarily for the purchase of the advisory agreement to manage the Lancaster Nebraska Tax-Free Fund, and to a lesser extent, the purchase of equipment and other assets. Net cash provided by financing activities during the six months of 1999 was $171,604. The six month activity included the pay down of short-term debt ($350,000), long-term debt ($26,630), the redemption of investment certificates ($30,000) and the repurchase of 407,500 shares of its Common Stock for an aggregate consideration of $391,766, offset by proceeds from corporate notes ($770,000) and proceeds from a line of credit ($200,000).

Liquidity and Capital Resources

The Company held $1,351,025 in cash and cash equivalents at June 30, 1999, as compared to $1,042,179 at December 31, 1998. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $1,821,579 at June 30, 1999 from $1,467,254 at December 31, 1998, primarily the result of proceeds from an April 6, 1999 corporate note offering, strictly limited to bona fide North Dakota residents.

Net cash provided from operating activities was $493,901 during the six month period ended June 30, 1999, an increase of 11.9% from $441,240 during the six month period ended June 30, 1998. The increase was primarily attributable to the increase in income before income taxes.

Net cash used by investing activities for the six months ended June 30, 1999 was $356,658 compared to $37,644 for the same period June 30, 1998. The increase is primarily due to the purchase of the investment advisory agreement for the Lancaster Nebraska Tax-Free Fund and to a lesser extent the purchase of equipment and other assets.

Net cash provided by financing activities during the six months ended June 30, 1999 was $171,604. The primary financing sources for the period were the completion of the corporate note offering to bona fide North Dakota residents resulting in proceeds of $770,000 and mortgage proceeds of $200,000 for the purchase of the building. The financing uses for the period were the payoff of the Company's short-term debt and investment certificates, payments of long-term notes payable, along with common stock redemptions, for a sum of $798,396.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at August 11, 1999 had $1,500,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next several months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt.


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

Sales of fund shares with FESLs, except Integrity Fund of Funds, provide current distribution revenue to the
Company in the form of the Company's share of the FESLs and distribution revenue over time in the form of 12b-1 payments. Sales of fund shares with CDSCs provide distribution revenue over time in the form of 12b-1 payments and, if shares are redeemed within 5 years, CDSCs. However, the Company pays commissions on sales of fund shares with CDSCs, reflects such commissions as a deferred expense on its balance sheet and amortizes such commissions over a period of up to nine years, thereby recognizing distribution expenses. Therefore, to the extent that sales of fund shares with CDSCs increases over time relative to sales of shares with FESLs, current distribution expenses may increase relative to current distribution revenues in certain periods, which would negatively impact the Company's earnings in such periods. In addition, the Company may need to find additional sources of funding if existing cash flow and debt facilities are insufficient to fund commissions payable to selling broker-dealers on CDSC shares.

Item 4:       Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 28, 1999, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                           Number of Votes Cast For
    Vance A. Castleman                              4,865,128
    Daniel L. Feist                                 4,965,128
    Lyle E. McLain                                  4,965,128
    Peter A Quist                                   4,965,128
    Myron D. Thompson                               4,965,128
    Robert E. Walstad                               4,916,887
    Richard H. Walstad                              4,965,128

2. To approve appointment of Brady Martz & Associates, P.C. as independent auditor for the Company for the fiscal year ending December 31, 1999.

For                                              5,002,663
Abstain                                             19,614

Item 5:       Other Information

On May 28, 1999, the Company announced that it had agreed to acquire 51% of Magic Internet Service, an internet service provider company that is based in Minot. As a result of the acquisition, a new subsidiary of the Company will be created to offer similar and enhanced internet provider services to current customers and shareholders and prospective shareholders of its mutual funds.

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


     /s/ Robert E. Walstad                           August 11, 1999
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board
(CFO and CAO)

                        ND HOLDINGS, INC. AND SUBSIDIARIES

          Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended June 30, 1999

EXHIBITS

  EX-27     Financial Data Schedule