Form 10QSB
period 1999-09-30
ND HOLDINGS INC
filed 1999-11-09
CIK 944696

FORM 10-QSB

                       Securities and Exchange Commission
                            Washington, D.C. 20549

       [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        U.S. SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1999

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

Yes   X       No

As of November 5, 1999, there were 7,411,187 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes           No   X

                                  FORM 10-QSB

                               ND HOLDINGS, INC.

                                    INDEX


Part I:     FINANCIAL INFORMATION                                    Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
               September 30, 1999 and December 31, 1998                    3

            Condensed Consolidated Statements of Operations-
               Three months ended September 30, 1999 and 1998              4

            Condensed Consolidated Statements of Operations-
               Nine months ended September 30, 1999 and 1998               5

            Condensed Consolidated Statements of Cash Flows-
               Nine months ended September 30, 1999 and 1998               6

            Notes to Condensed Consolidated Financial Statements           7

Item 2      Management's Discussion and Analysis or Plan of Operation

Part II     OTHER INFORMATION

Item 4      Submission of matters to a vote of security holders           11

Item 6      Exhibits and Reports on Form 8-K                              11

            Signatures                                                    12

            Exhibit Index                                                 13


                        ND HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                September 30     December 31,
                                                    1999             1998
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  1,594,051      $ 1,042,179
  Securities available-for-sale                      104,376          101,000
  Accounts receivable                                356,116          324,075
  Prepaids                                            42,098           48,808
  Deferred tax benefit                                     -              138
                                                -----------------------------
  Total current assets                          $  2,096,641     $  1,516,200
                                                -----------------------------

PROPERTY & EQUIPMENT                            $  1,365,497     $  1,295,904
  Less accumulated depreciation                     (353,164)        (284,606)
                                                -----------------------------
  Net property & equipment                      $  1,012,333     $  1,011,298
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  2,666,017     $  3,328,634
  Investment advisory agreements (net of
   amortization of $1,065,981 and $841,585)        5,114,363        4,896,754
  Other assets                                       157,403          138,174
                                                -----------------------------
  Total other assets                            $  7,937,783     $  8,363,561
                                                -----------------------------
TOTAL ASSETS                                    $ 11,046,757     $ 10,891,060
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $    117,108     $     99,245
  Accounts payable                                    39,158            8,656
  Other current liabilities                           45,807           42,219
  Short-term borrowings                                    -          350,000
  Deferred tax liability                              65,854                -
  Current portion of long-term debt                   10,390           57,750
                                                -----------------------------
  Total current liabilities                     $    278,317     $    557,870
                                                -----------------------------
LONG-TERM LIABILITIES
  Notes payable                                 $    653,093     $    327,750
  Investment certificates                                  -           30,000
  Debenture certificates                             950,000          950,000
  Corporate notes                                    770,000                -
  Less current portion                               (10,390)         (57,750)
                                                -----------------------------
  Total long-term liabilities                   $  2,362,703     $  1,250,000
                                                -----------------------------
TOTAL LIABILITIES                               $  2,641,020     $  1,807,870
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 7,350,187 and
   7,951,187 shares issued and outstanding,
   respectively                                 $  9,693,944     $ 10,253,246
  Accumulated deficit                             (1,288,207)      (1,170,055)
                                                -----------------------------
  Total stockholders' equity                    $  8,405,737     $  9,083,191
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 11,046,757     $ 10,891,060
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                        1999         1998
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   924,156   $   874,316
  Commissions                                           405,509       214,939
                                                    -------------------------
  Total revenue                                     $ 1,329,665   $ 1,089,255
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   255,112   $   211,045
  Commission expense                                    327,143       171,454
  General and administrative expenses                   220,415       246,210
  Sales commissions amortized                           152,079       160,058
  Depreciation and amortization                         105,092       108,467
                                                    -------------------------
  Total operating expenses                          $ 1,059,840   $   897,235
                                                    -------------------------

OPERATING INCOME                                    $   269,825   $   192,020
                                                    -------------------------

OTHER INCOME (EXPENSE)
  Investment and other income                       $    31,988   $    11,701
  Interest expense                                      (53,629)      (25,641)
                                                    -------------------------
  Net other income (expense)                        $   (21,641)  $   (13,940)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   248,184   $   178,081

DEFERRED INCOME TAX EXPENSE                         $   126,108       121,518
                                                    -------------------------
NET INCOME                                          $   122,076   $    56,563
                                                    =========================

NET INCOME PER SHARE:                               $       .02  $        .01

AVERAGE COMMON SHARES OUTSTANDING                     7,430,687     8,089,020

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS


                       ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                    -------------------------
                                                        1999         1998
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 2,759,935   $ 2,621,592
  Commissions                                           873,552       676,115
                                                    -------------------------
  Total revenue                                     $ 3,633,487   $ 3,297,708
                                                    -------------------------

OPERATING EXPENSES
  Compensation and benefits                         $   738,899   $   622,363
  Commission expense                                    737,023       494,843
  General and administrative expenses                   801,290       915,613
  Sales commissions amortized                           447,065       467,751
  Depreciation and amortization                         304,042       325,402
                                                    -------------------------
  Total operating expenses                          $ 3,028,318   $ 2,825,973
                                                    -------------------------

OPERATING INCOME                                    $   605,169   $   471,735
                                                    -------------------------

OTHER INCOME (EXPENSE)
  Investment and other income                       $    92,793   $    35,227
  Interest expense                                     (135,724)      (80,280)
                                                    -------------------------
  Net other income (expense)                        $   (42,931)  $   (45,053)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   562,238   $   426,682

DEFERRED INCOME TAX EXPENSE                         $   306,935       282,979
                                                    -------------------------
NET INCOME BEFORE
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE         $   255,303   $   143,703

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
  (net of income taxes)                                 373,455             -
                                                    -------------------------
NET INCOME (LOSS) AFTER
  CUMULATIVE EFFECT                                    (118,152)      143,703
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $     (0.02)  $      0.02

AVERAGE COMMON  SHARES OUTSTANDING                    7,624,964     8,114,687

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS


                        ND HOLDINGS, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                        Nine Months Ended
                                                           September 30
                                                    -------------------------
                                                        1999         1998
                                                    -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities         $   930,034   $   717,464
                                                    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                             $   (69,593)  $   (23,589)
  Purchase of investment advisory agreement            (287,493)            -
  Other asset (increases) decreases                     (22,605)     (109,666)
  Redemption of investment in
    Illinois Municipal fund                                   -        96,877
                                                    --------------------------
  Net cash used by investing activities             $  (379,691)  $   (36,378)
                                                    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on short-term borrowings                    (350,000)            -
  Proceeds from long-term debt                          200,000       398,000
  Payments on long-term debt                        $   (29,169)  $  (427,165)
  Proceeds from corporate notes                         770,000             -
  Investment certificates redeemed                      (30,000)      (65,100)
  Proceeds from issuing common stock (net of
    issue cost)                                               -        11,870
  Redemption of common stock                           (559,302)     (113,663)
                                                    -------------------------
  Net cash provided (used) by financing activities  $     1,529   $  (196,058)
                                                    -------------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                   $   551,872   $   485,028

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  1,042,179       351,603
                                                    -------------------------


CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $ 1,594,051   $   836,631
                                                    =========================

NON-CASH ACTIVITY
  Purchase of investment advisory agreement
    with debt                                       $   154,512   $         -
                                                    =========================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

ND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998

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

In the opinion of Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature only) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of operating results for the entire year.

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including
The Kansas Municipal Fund, The Kansas Insured Intermediate Fund,
The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. The Illinois Municipal Fund was closed during July 1999 and ND Holdings, Inc. was the only shareholder. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing shareholder services, fund accounting and other administrative services offered by ND Resources, Inc.("ND Resources") to fund groups in the United States. As of November 5, 1999 ND Resources was providing services to one outside fund group.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions


As of September 30,                          1999      1998      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 336.0   $ 329.0        2.1%
EQUITY Fund of Funds                         $  20.4   $  18.7        9.1%
--------------------------------------------------------------------------
TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 356.4   $ 347.7        2.5%
--------------------------------------------------------------------------
Investors Research Fund                      $  20.1   $   0.0         N/A
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 376.5   $ 347.7        8.3%
==========================================================================
Average for the nine month period            $ 380.1   $ 347.2        9.5%
==========================================================================

The Company's revenues depend primarily upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchase and redemption of mutual fund shares and investment performance, which may depend on general market conditions.
Assets under the Company's management/service were $376.5 million at September 30, 1999, an increase of $1.8 million (.5%) from December 31, 1998 and an increase of $28.8 million (8.3%) from September 30, 1998. The increase in assets under management/service during the nine month period ended September 30, 1999, was primarily the result of the reorganization of Lancaster Nebraska Tax-Free Fund (Lancaster) into the Nebraska Municipal Fund during May 1999. The increase from September 1998 is primarily the result of the Lancaster/Nebraska Municipal Fund reorganization and the addition of Investors Research Fund in November 1998.


RESULTS OF OPERATIONS


                       Three Months Ended             Nine Months Ended
                          September 30     %             September 30     %
                       1999      1998    Change       1999      1998    Change
-------------------------------------------------------------------------------
Net Income (Loss) Before
  Cumulative Effect  $122,076  $ 56,563    116%     $255,303   $143,703    78%
Earnings per share
   Primary            $  0.02  $   0.01             $   0.03   $   0.02    50%
   Fully-diluted      $  0.02  $   0.01             $   0.03   $   0.02    50%

Operating margin          20%       18%                  17%        14%
-------------------------------------------------------------------------------
Net Income (Loss) After
  Cumulative Effect  $122,076  $ 56,563    116%     $(118,152) $143,703  (182%)
Earnings per share
   Primary            $  0.02  $   0.01             $   (0.02) $   0.02  (200%)
   Fully-diluted      $  0.02  $   0.01             $   (0.02) $   0.02  (200%)

Operating margin          20%       18%                   17%       14%
-------------------------------------------------------------------------------

Net income before cumulative effect, during the third quarter and nine months ended September 30, 1999, increased as compared to the same period in 1998. The increase is primarily due to an 88.7% increase in commission revenues for the quarter and a 29.2% increase for the year to date.

Operating revenues

Total operating revenues for the quarter ended September 30, 1999 were $1,329,665, an increase of 22.1% from September 30, 1998 due to an 88.7% increase in commission income. For the nine months ended September 30, 1999, operating revenues were a 10.2% increase from the same period in 1998.
This increase resulted from a 29.2% increase in commission income and a 5.3% increase in fee income generated by increased assets under management/service.

Commission income includes underwriting fees associated with sales of the front-end sales load funds, ("FESL's") commissions earned by registered representatives of ND Capital and Ranson Capital, the Company's two broker-dealer subsidiaries, Integrity Fund of Funds CDSC's and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income increased 88.7% from $214,939 for the quarter ended September 30, 1998 to $405,509 for the same period this year. Commission income for the nine months ended September 30, 1999, were up 29.2% from the same period in 1998. The third quarter and year to date increase is attributable primarily to increased commissions earned from underwriting fees, broker-dealer fees and CDSC's.

Operating expenses

Total operating expenses for the quarter ended September 30, 1999 were $1,059,840, an increase of 18.1% from the quarter ended September 30, 1998. The 1999 nine months ended operating expenses were a 7.2% increase from the same period 1998. The variances relate to several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits.

Total compensation and benefits for the quarter ended September 30, 1999 were $255,112, an increase of 20.9% from the quarter ended September 30, 1998. The 1999 nine months ended September 30, 1999 expenses were up 18.7% compared To the same period in 1998. The increase resulted primarily from an increase In employees and normal increases in compensation and to a lesser extent health insurance expense whereby the Company is incurring a higher cost for 1999 as compared to 1998.

Commission Expense

Total commission expense for the quarter ended September 30, 1999 was $327,143, an increase of 90.8% from the quarter ended September 30, 1998. The increase is directly related to the increase in commission income.
The nine months ended commission expense is up 48.9% compared to the same period in 1998. The increase is primarily due to the increase in commission income and to a lesser extent the direct expensing of commissions on the Integrity Fund of Funds.

General and administrative expenses

Total general and administrative expenses for the quarter ended September 30, 1999 were $220,415, a decrease of 10.5% from the quarter ended September 30, 1998. The nine months ended September 30, 1999 general and administrative expenses were down 12.5% for the same period in 1998.
The primary variance relates to 1998 legal and accounting expenses related to a routine SEC examination, not present in 1999.

Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Amortization of deferred sales commissions decreased over 4% in the quarter and nine month periods ended September 30, 1999 over the same periods in 1998. The decrease in 1999 is due to the Integrity Fund of Funds discontinuing amortization of their sales commissions and expensing them as incurred.

Depreciation and amortization

Depreciation and amortization decreased from 1998 by 3.1% and 6.6%
respectively for the quarter and nine month periods ended September 30, 1999 The decrease is primarily due to a covenant not to compete, accounting for $100,000 of annual amortization, that was fully amortized at December 31, 1998.

Other income (expenses)

Total other income, net of other expenses was ($21,641) for the quarter ended September 30, 1999 compared to ($13,940) for the same period in 1998. For the nine months ended September 30, 1999, other income net of expenses was ($42,931) compared with ($45,052) for the same period in 1998. Interest and other income increased 173.4% for the quarter and 163.4% for the nine months ended September 30, 1999 compared to the same periods in 1998. The increases are primarily due to net rental income obtained from the purchase of the office building in December 1998, and to a lessor extent, interest earned on higher levels of cash and cash equivalents. Interest expense was $53,629 for the quarter ended September 30, 1999 compared to $25,641 for the same period in 1998. For the nine months ended September 30, 1999, interest expense was $135,724 compared to $80,280 for the same period in 1998. The increase in interest expense is a result of increased debt for a mortgage placed on the office building purchased in December, 1998 and a corporate notes offering of April 6, 1999.

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

Contingency planning

ND Holdings, Inc. has developed contingency plans for Y2K related problems affecting internal information systems, outside service providers and infrastructure (power, communications, etc.).

Financial Condition

At September 30, 1999, the Company's assets aggregated $11,046,757, an increase from $10,891,060, at December 31, 1998. The increase is a net result of proceeds from a corporate note offering less the payment of short-term debt. Stockholders' equity totaled $8,405,737 compared to $9,083,191 at December 31, 1998. The decrease was due in part to the repurchase of $559,302 of the Company's own Common Stock. The Company's repurchase activity is pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its Common Stock from time to time in the open market. Additionally, a ruling made by the FASB required the expensing of the costs incurred by an investment advisor in connection with the distribution of shares of a fund absent both 12b-1 fees and CDSC charges. The ruling affects the Company's costs incurred for the distribution of Integrity Fund of Funds only. FASB's ruling resulted in the Company's having to report a cumulative effect of an accounting change adjustment of $373,455 to expense previously capitalized costs, net of tax effect. The adjustment decreased the Company's assets and stockholders equity.

Cash provided by operating activities increased 29.6% from $717,464 in the nine months ended September 30, 1998 to $930,034 for the same period 1999. For the nine months ended September 30, 1999, the Company used net cash of $379,691 for investment activities, primarily for the purchase of the advisory agreement to manage the Lancaster Nebraska Tax-Free Fund, and to a lesser extent, the purchase of equipment and other assets. Net cash provided by financing activities during the nine months of 1999 was $1,529. The nine month activity included the pay down of short-term debt ($350,000), long-term debt ($29,169), the redemption of investment certificates ($30,000) and the repurchase of 601,000 shares of its Common Stock for an aggregate consideration of $559,302, offset by proceeds from corporate notes ($770,000) and proceeds from a line of credit ($200,000).

Liquidity and Capital Resources

The Company held $1,594,051 in cash and cash equivalents at September 30, 1999, as compared to $1,042,179 at December 31, 1998. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $2,054,543 at September 30, 1999 from $1,467,254 at December 31, 1998, primarily the result of proceeds from an April 6, 1999 corporate note offering, strictly limited to bona fide North Dakota residents and cash provided by investment activities.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at November 5, 1999 had $1,500,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next several months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt.


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

Item 4:       Submission of Matters to a Vote of Security Holders

         None
Item 5:       Other Information

On October 1, 1999, the Company acquired 51% of Magic Internet Service, an internet service provider company that is based in Minot. A new subsidiary, Magic Internet Service, Inc., was created to offer similar and enhanced internet provider services to current customers and shareholders and prospective shareholders of its mutual funds.

As of November 5, 1999, $156,000 in proceeds has been received from the Corporate Note offering extension approved by the Board on September 17, 1999.

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


     /s/ Robert E. Walstad                           November 5, 1999
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board
(CFO and CAO)

                        ND HOLDINGS, INC. AND SUBSIDIARIES

          Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended September 30, 1999

EXHIBITS

  EX-27     Financial Data Schedule