Form 10KSB
period 1999-12-31
ND HOLDINGS INC
filed 2000-03-29
CIK 944696

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                  FORM 10-KSB
                      for Annual Report Under Section 13
                 or 15(d) of the Securities Exchange Act of 1934

          ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1999
                                      OR
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

1 North Main
Minot, North Dakota 58703
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1999 were $4,761,059.

On February 29, 2000, there were 7,561,187 shares of the Registrant's common stock, outstanding.

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 29, 2000: $3,338,453.

Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2000 are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:    YES  _____    NO __X__


                               PART I

Item 1.  Description of Business

DEVELOPMENT OF BUSINESS

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual
Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free Fund, Inc.("ND Tax-Free Fund"), Montana Tax-Free Fund, Inc.("Montana Tax-Free Fund"), South Dakota Tax-Free Fund, Inc. ("South Dakota Tax-Free Fund") and Integrity Fund of Funds, Inc ("Integrity Fund of Funds"). Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing of shareholder services, fund accounting and other administrative services offered by ND Resources, Inc. ("ND Resources") to fund groups in the United States. The Company has also become involved, on a limited basis, as an internet provider and has reviewed acquisition opportunities in other industries involving management services and information processing.

As of December 31, 1999, total assets under management and/or administration in the Funds was approximately $364.1 million, compared to approximately $374.6 million as of December 31, 1998 and approximately $349.9 million as of December 31, 1997.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987 as a North Dakota corporation by Robert E. Walstad, current President of the Company. The Company's offices are at 1 North Main Street, Minot, North Dakota 58703. As of December 31, 1999, the Company had 29 full-time employees and 8 part-time employees, consisting of officers, investment management, securities distribution, share-holder services, data processing, law, accounting and clerical support staff.

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

On December 6, 1996, the Company acquired the accounts of the Heartland Nebraska Tax-Free Fund for cash and merged them into the Ranson Managed Portfolios, The Nebraska Municipal Fund, through an exchange of shares. The Heartland Portfolio was $10,299,543 in size at the time of the transaction.

The Company also acquired the accounts of Lancaster Nebraska Tax-Free Fund on May 21, 1999 for cash. Shares were exchanged in a similar fashion and the Ranson Managed Portfolios, The Nebraska Municipal Fund received $12,877,367 in cash and securities.

On October 1, 1999, the Company acquired for cash and common stock 51% control of Magic Internet Services, Inc.

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

ND Money  Management, Inc.

ND Money Management, Inc. ("ND Money Management") is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act"). ND Money Management provides investment advisory services under investment advisory agreements with ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund and Integrity Fund of Funds. As of December 31, 1999, ND Money Management managed approximately $155.4 million, representing approximately 43% of the Company's total assets under management /service.

ND Capital, Inc.

ND Capital, Inc. ("ND Capital") is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. (the "NASD") and serves as principal underwriter and distributor for ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund. ND Capital earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by each such Fund and contingent deferred sales charges ("CDSCs") from shareholders of such Funds if they redeem their shares within 5 years after their purchase. ND Capital began as principal underwriter for Investors Research Fund of Santa Barbara, California on December 1, 1998. ND Capital earned underwriting fees in connection with sales of such Investors Research Fund shares effected by ND Capital's sales representatives and the underwriter's portion of FESLs in connection with sales of such shares effected by other broker-dealers. On December 31, 1999, ND Capital terminated the underwriting agreement with Investors Research Fund due to significant changes in the Funds structure.
ND Capital earned Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by Investors Research Fund. As principal underwriter for Integrity Fund of Funds, ND Capital earns CDSCs from shareholders of such Funds if they redeem their shares within 5 years after their purchase. ND Capital also earns commission revenue in connection with sales of shares of outside mutual funds and in connection with effecting other securities transactions.

Ranson Capital Corporation

Ranson Capital Corporation ("Ranson") is registered with the SEC as an investment advisor and a broker-dealer. It is also a member of the NASD. Ranson provides investment advisory services to the Ranson Managed Portfolios under an investment advisory agreement. As of December 31, 1999, Ranson managed approximately $186 million in assets, representing approximately 51% of the Company's total assets under management/service. Ranson also serves as principal underwriter for the Ranson Managed Portfolios and earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Ranson Managed Portfolios and the underwriter's portion of front-end sales load (FESLs) in connection with sales of shares of the Ranson Managed Portfolios effected by other broker- dealers.

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

ND Resources commenced marketing their services to other fund groups in the United States and expects to continue to do so in 2000. As of February 29, 2000, ND Resources was providing services to one outside fund group.

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

The investment advisory agreements pursuant to which ND Money Management and Ranson provide investment advisory services continue in effect for successive annual periods as long as such continuance is approved annually by (a) either
(i) a majority vote cast in person at a meeting of the relevant Fund's Board
(ii) of Directors called for that purpose, or (ii) a vote of the holders of a
(iii) majority of the relevant Fund's outstanding voting securities, and (b) a
(iv) majority of the relevant Fund's directors who are not parties to the
(v) investment advisory agreement or interested persons of the Funds or the
(vi) Company within the meaning of the Advisers Act.

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

Investment advisory fees constituted 36% of the Company's consolidated revenues in 1999.

Transfer Agency, Dividend Disbursement and Administrative Services

Transfer agency, dividend disbursement and other shareholder administrative services are provided to the Funds and other clients by ND Resources. ND Resources receives fees from the Funds and others for providing such services. As of December 31, 1999 such fees ranged from 0.09% per annum of assets under management to 0.16% per annum of assets under management/service, depending on the size of the Fund. In addition, ND Resources provides accounting services to the Funds for which it charges a base fee and an asset based charge ranging from 0.01% to 0.05% per annum of assets under management/service depending on the size of the Fund. Transfer agency, dividend disbursement, and administrative services fees constituted 17% of the Company's consolidated revenues in 1999.

Distribution of Fund Shares

ND Capital acts as the principal underwriter and distributor of shares of ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, and
Integrity Fund of Funds pursuant to distribution agreements with such Funds. Pursuant to distribution agreements, Ranson acts as the principal underwriter and distributor of shares of the Ranson Managed Portfolios. The distribution agreements generally provide that ND Capital and Ranson shall distribute Fund shares and pay the expenses thereof. Fund shares are sold primarily by broker-dealers with whom ND Capital and Ranson Capital have entered into dealer sales agreements. ND Capital also sells a limited number of Fund shares directly to investors. The Company markets its Funds primarily to the residents of the rural states in which the Company's Funds invest in local bond issues.

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

Beginning January 2000, ND Tax-Free Fund, Montana Tax-Free Fund, and South Dakota Tax-Free Fund issued another class of shares, Class A shares (FESLs). The purpose was to enable investors to choose the purchasing method which best suits their individual situation, thereby encouraging current shareholders to make additional investments in their respective Fund and attracting new investors and assets to such Fund, thus benefiting shareholders by increasing investment flexibility for the Fund and reducing operating expense ratios due to economies of scale; facilitate distribution of a Fund's share; and maintain the competitive position of each Fund in relation to other funds that have implemented or are seeking to implement similar distribution arrangements. These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. The fact that the new shares earn a lower 12b-1 fee could have an adverse effect on revenues.

Each of the Funds (other than Kansas Insured Intermediate Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which ND Capital or Ranson (as applicable) earns Rule 12b-1 fees in connection with its distribution of Fund shares. Rule 12b-1 fees are .25% per annum of the Fund's average net assets (with respect to the applicable Ranson Managed Portfolios and Investors Research Fund), and .75% per annum of the Fund's average net assets (with respect to ND Tax-Free Fund, Montana Tax-Free Fund, and South Dakota Tax- Free Fund). ND Capital previously through 1999 waived Rule 12b-1 fees for ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund in excess of .50% per annum. ND Capital and Ranson (as applicable) currently pay other broker-dealers 12b-1 shareholder servicing fees of between .10% and .20% per annum on shareholder accounts of such broker-dealers. ND Capital retains Rule 12b-1 fees in excess of such amounts.

The 12b-1 Plans are established for an initial term of one year. Thereafter, they must be approved annually by the Board of Directors or trustees, including a majority of the disinterested directors or trustees of each Fund. Each Plan is subject to termination at any time by a majority of the Fund's disinterested directors or trustees or by the Fund's shareholders.

FESL, CDSC and Rule 12b-1 plan revenues constituted 34% of the Company's consolidated revenues in 1999.

Brokerage Commissions

ND Capital and Ranson Capital also earn commission revenue in connection with sales of shares of outside mutual funds and when acting as a broker in effecting other securities transactions.

REGULATION

Virtually all aspects of the Company's businesses are subject to various complex and extensive federal and state laws and regulations. Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company's subsidiaries, record-keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees. The Company's subsidiaries are registered with various federal and state government agencies, including the Securities and Exchange Commission (the "SEC"), as well as the National Association of Securities Dealers (the "NASD"), a self-regulatory industry organization.

ND Capital and Ranson are registered broker-dealers, subject to extensive regulation by the SEC, the NASD and state agencies in those states in which ND Capital and Ranson conduct business. As broker-dealers, ND Capital and Ranson are subject to the Uniform Net Capital Rule promulgated by the SEC under the Securities Exchange Act of 1934. This rule requires that a broker-dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations. ND Money Management and Ranson are registered with the SEC as investment advisors under the Investment Advisers Act of 1940 and are subject to regulation thereunder and certain state laws. The Funds are also subject to extensive regulation under the Investment Company Act of 1940 and, with ND Money Management, ND Capital and Ranson, are subject to periodic examinations by the SEC.

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

Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson Capital, and the Funds received deficiency letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson Capital, and the Funds responded to the letters and have put additional procedures in place designed to ensure future compliance with applicable laws and regulations. Recently, ND Money Management, Ranson Capital, and the Funds learned that the Central Regional Office of the SEC has commenced a formal investigation of the matters raised in the aforementioned letters. ND Money Management, Ranson Capital, and the Funds are in the process of supplying further documentation and other information in connection with that investigation. The Company has incurred and anticipates that it will continue to incur additional legal and other costs in the future to ensure compliance, although the extent of such additional costs is not presently determinable.

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

OTHER MATTERS

On September 17, 1999, the Company's board approved an employee stock ownership plan (ESOP) whereby 800,000 shares of the Company's stock would be granted. Eligible participants to the plan are all employees of the Company that have completed one year of service and have attained 21 years of age. On December 17, 1999, the Company contributed 68,000 shares to ND Holdings, Inc. ESOP, the Company's ESOP plan. On December 31, 1999, the company made a $77,000 contribution to the ESOP. Additionally on this date, the ESOP purchased
190,000 shares of the Company's stock with debt of $100,890.

Item 2    Description of Property

The offices for the Company and each of its subsidiaries are located at 1 North Main, Minot, North Dakota in which it occupies approximately 10,000 square feet of office space in a 28,000 square foot building with an adjacent 100' X 140' parking lot. The company leased the office space until it purchased the office building December 31, 1998 for $700,000. In January 2000, management started renovation of the second floor, approximately 4200 square feet, to house equipment and employees of Magic Internet Services, Inc.. Completion date for the renovation project is March 15, 2000 at a cost estimated to be $190,000.

Item 3    Legal Proceedings

None.

Item 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.


                               PART II

Item 5    Market for Common Equity and Related Stockholder Matters

Information About the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol NDHI. The Company's stock began trading on the OTC Bulletin Board on November 7, 1997. On December 31, 1999, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.53 per share. At February 29, 2000, there were approximately 874 shareholders of record. In addition, the Company estimates that there are approximately 384 beneficial shareholders whose shares are held in street name and 490 registered shareholders.


The following table sets forth the high and low bid prices for the Company's Common Stock provided by The NASDAQ Stock Market, Inc.

                                             1999                  1998
                                          Fiscal Year          Fiscal Year
                                      -------------------------------------
        Quarter                         High       Low        High       Low
        ---------------------------------------------------------------------
        First Quarter                   1.06       .56        2.06      1.46
        Second Quarter                  1.03       .81        1.75       .81
        Third Quarter                   1.00       .69        1.25       .81
        Fourth Quarter                   .97       .53         .93       .50

The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6    Management's Discussion and Analysis or Plan of Operation

GENERAL

ND Holdings derives substantially all of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds and others. The majority of the Company's assets under management consist of single-state municipal bond funds for the states of North Dakota, South Dakota, Montana, Kansas, Nebraska, and Oklahoma.

ASSETS UNDER MANAGEMENT/SERVICE
By Investment Objective
In Millions

As of December 31,                           1999      1998      1997
----------------------------------------------------------------------
FIXED-INCOME
Tax-Free                                   $ 319.2   $ 330.2   $ 330.3
Taxable (Corporate/Government)                 0.0       0.0       2.2
----------------------------------------------------------------------

TOTAL FIXED-INCOME                         $ 319.2   $ 330.2   $ 332.5
----------------------------------------------------------------------

EQUITY
Fund of Funds                              $  22.1   $  20.0   $  17.4
----------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS               $ 341.3   $ 350.2   $ 349.9
----------------------------------------------------------------------
Investors Research Fund                    $  22.8   $  24.4   $   0.0
----------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE      $ 364.1   $ 374.6   $ 349.9
======================================================================
</TABLE

The Company's revenues depend primarily upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions.
Assets under the Company's management/service decreased by $10.5 million
(2.8%) in 1999 and increased by $24.7 (7.1%) for 1998. Fixed income assets decreased by 3.3% in 1999 compared to the 1998 decrease of .1%. Fixed income assets account for 87.7% of the total assets under management in 1999 and 88.1% in 1998. Equity assets grew 10.5% and 14.9% in 1999 and 1998, respectively, and represented 6.0% and 5.3% of total assets under manage-ment/service at the end of 1999 and 1998, respectively. Investors Research
Fund represents 6.3% in 1999 and 6.5% in 1998 of total assets under management/service.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Consolidated Statements of Operations of ND Holdings, Inc. and the percentage change in those amounts from period to period.


                                                                                       Variance  Variance
                                                                                        1999 to   1998 to
                                        1999              1998               1997         1998      1997
                  -----------------------------------------------------------------------------------------
OPERATING REVENUES
   Fee income                        $ 3,610,959        $ 3,504,684        $ 3,604,334     3.0%     (2.8)%
   Commissions                           991,063            934,224        $   986,382     6.1%     (5.3)%
   Internet revenues                     159,037
                                     ---------------------------------------------------------------------
        Total revenue                $ 4,761,059        $ 4,438,908        $ 4,590,716     7.3%     (3.3)%
                                     ---------------------------------------------------------------------

OPERATING EXPENSES
   Compensation and benefits         $ 1,159,985        $   825,195        $   893,722    40.6%     (7.7)%
   General and administration exp      1,937,386          1,859,281          1,959,998     4.2%     (5.1)%
   Sales commissions amortized           599,263            630,603            546,675    (5.0)%    15.4%
   Depreciation and amortization         477,967            440,386            451,431     8.5%     (2.4)%
                                     --------------------------------------------------------------------
        Total operating expenses     $ 4,174,601        $ 3,755,465        $ 3,851,826    11.2%     (2.5)%
                                     --------------------------------------------------------------------

OPERATING INCOME                     $   586,458        $   683,443        $   738,890   (14.2)%    (7.5)%
                                     --------------------------------------------------------------------

OPERATING INCOME (EXPENSES)
   Interest and other income         $   127,983        $    79,043        $    23,863    61.9%    231.2%
   Interest expense                     (192,862)          (104,527)          (118,311)   84.5%    (11.7)%
                                     --------------------------------------------------------------------
         Net other income(expense)   $   (64,879)       $   (25,484)           (94,448)  154.6%    (73.0)%

INCOME (LOSS) BEFORE INCOME
TAX EXPENSE                          $   521,579        $   657,959        $   644,442   (20.7)%     2.1%

INCOME TAX (EXPENSE) BENEFIT            (326,833)          (405,240)          (415,042)  (19.3)%    (2.4)%
                                     --------------------------------------------------------------------

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT                    $   194,746         $   252,719       $   229,400   (22.9)%    10.2%

MINORITY INTEREST IN SUBS                 11,329

CUMULATIVE EFFECT, NET OF TAX           (373,455)
                                     --------------------------------------------------------------------

NET INCOME (LOSS) AFTER
CUMULATIVE EFFECT                    $  (167,380)        $   252,719       $   229,400  (166.2)%     10.2%
                                     ====================================================================
Net Income (Loss) per share                 (.02)               .03               .03


The net loss and the .02 net loss per share for 1999 is directly related to the cumulative effect which is a one time charge for an accounting change of $373,455 (net of tax) and the implementation of an ESOP plan, contribution expense of $138,608. Net income and earnings per share for 1998 remained relatively unchanged as compared to 1997. This is directly related to the unchanged amount of assets under management/service from 1997.

For the year 1997 ND Money Management, ND Capital and Ranson waived or reimbursed fund fees and expenses pursuant to voluntary fee waiver and expense reimbursement arrangements. The Company incurred and paid each fund's expenses (with such expenses being reflected as expenses on the Company's consolidated income statement). Each fund's expenses were periodically paid by the applicable fund in an amount equal to the fund's gross expenses net of expenses voluntarily absorbed by the Company (with the net payments being reflected as income on the Company's consolidated income statement). Commencing in 1998, fund expenses were incurred and paid directly by the funds. ND Money Management, Ranson and ND Capital fulfilled their voluntary waiver and reimbursement arrangements through voluntary waivers of investment advisory and/or Rule 12b-1 fees and reimbursement of expenses. While these accounting changes did not have any impact on the Company's consolidated net income, they caused consolidated revenues and expenses to be higher than they otherwise would have been in the absence of such accounting changes. The amount for the accounting procedural change is $666,964 for 1997. Had these changes been adopted in 1997, operating revenues would have been as follows:

                                    1999              1998             1997
Fee income                      $   3,610,959     $   3,504,684     $  2,937,370
Commissions                           991,063           934,224          986,382
Internet revenues                     150,037
                              --------------------------------------------------
Total operating revenue         $   4,761,059     $   4,438,908     $  3,923,752


OPERATING REVENUES

Total operating revenues at December 31, 1999 were $4.8 million, an increase of 7.3% from $4.4 million at December 31, 1998. 1999 fee income is an increase over 1998 by 3.0%. The increase in fee income is due to the phase in of fees charged to The Nebraska Municipal Fund and The Oklahoma Municipal Fund. Total operating revenues at December 31, 1998 were $4.4 million, an increase of 13.1% from $3.9 million at December 31, 1997 after giving effect to the procedural change. Fee revenues in 1998 increased 19.3% over 1997 after giving effect to the procedural change. The increase in 1998 resulted primarily from reduced fee waivers, reductions in voluntary fee waivers and expense reimbursements and, to a lesser extent from increased assets under management.


Commission income includes underwriting fees associated with sales of the front-end sales load (FESL) funds, commissions earned by registered representatives of ND Capital and Ranson Capital, the Company's two broker-dealer subsidiaries, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. 1999 commission income is a 6.1% increase over 1998 due to increased commissions earned by ND Capital. Commission income decreased 5.3% in 1998 compared to 1997. The decrease is due to decreased commissions earned by ND Capital when acting as agent for the purchaser or seller of a security. Internet revenues account for almost half of the increase in operating revenues. On October 1, 1999, the Company formed a corporation called Magic Internet Services, Inc. At the same time, the newly formed subsidiary of the Company acquired all the assets of Magic Internet Services (a North Dakota partnership). The corporation provides internet services to several businesses as well as the general public for a fee. The acquisition of Magic Internet allows for additional revenues, provides another source for internet service in case of disruption of service (redundancy), assists in providing information over the internet and provides a potential new delivery system of mutual fund shares.

OPERATING EXPENSES

Total operating expenses increased 11.2% for 1999 compared to 1998 while 1998 operating expenses were a decrease of 2.5% compared to 1997. The variances relate to several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits increased 40.6% in 1999 compared to 1998. Salaries and taxes account for 51% of the increase due in part to the Magic Internet Services, Inc. employees and an increase in employees for the transfer agent and accounting services department. An ESOP contribution of $138,608 accounted for another 41% of the 1999 increase. Health insurance expense accounts for the balance of the 1999 increase where by the Company is incurring higher costs for 1999. Compensation and benefits decreased 7.7% in 1998 compared to 1997 primarily from having the existing nine-person management staff assume the responsibilities of the Chief Operating Officer after his resignation.

Total general and administration expense increased 4.2% compared to 1998 primarily related to the increase in commission expense directly related to the 1999 increase in commission income. Total general and administrative expenses increased 43.8% in 1998 after giving effect to the procedural change, reducing 1997 general and administrative expense by $666,964. The 1998 increase is primarily a result of additional legal and accounting expenses related to a routine SEC examination. Additional marketing costs in an effort to increase Fund growth, and normal increases in operating costs were additional factors.

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Contingent deferred sales charges ("CDSC") CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions. Amortization of deferred sales commissions decreased 5.0% in 1999 compared to 1998. The decrease is directly related to the Integrity Fund of Funds, Inc. discontinuing amortization of their sales commissions and expensing them as incurred. The increase in 1998 of 15.4% compared to 1997 is due to an increase in capitalized sales commissions paid on Funds subject to CDSCs.

In 1998, the Financial Accounting Standards Board (FASB) ruled that costs incurred by an investment advisor for the distribution of shares of a fund that did not have a 12b-1 plan and CDSC had to be expensed rather than capitalized. The ruling was effective for costs incurred after July 23, 1998.

Depreciation and amortization increased 8.5% and decreased 2.4% in 1999 and 1998, respectively. The increase for 1999 relates to an increase in equipment purchases as a result of management's commitment to technology and systems to better service its funds and for equipment and a covenant not to compete, related to Magic Internet Services, Inc. The decrease in 1998 is related to some assets being fully depreciated in 1997. A covenant not to compete, accounting for $100,000 of annual amortization was fully amortized at December 31, 1998.

OTHER INCOME (EXPENSES)

1999 interest and other income increased over 1998 due to rental income earned as a result of the building purchase in December 1998. 1998 interest and other income increased over 1997 primarily due to a renters credit and a tenant remodeling rebate received from the seller in connection with the December 31, 1998 purchase of the building and to a smaller extent increases due to a higher level of cash and cash equivalents.

Interest expense for 1999 is a 84.5% increase over 1998 due to interest owed on Corporate Notes sold April through November 1999. In 1998 the balance of the Company's $1,500,000 debt under the Loan was paid off and as a result interest expense decreased by 11.7% compared to 1999.

INCOME TAX (EXPENSE) BENEFIT

The Company's effective tax rate differs form the U.S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 1999, 1998 and 1997 were 63%, 62% and 64% respectively. The effective rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson acquisition, which has a remaining life of 16 years. Amortization of the non-compete agreement was complete at December 31, 1998.

Effective for 1998, the Company is expensing deferred sales commissions as incurred for income tax purposes. The Company will continue to capitalize and amortize the commissions for financial reporting purposes. The effect of the change will create timing differences between when the commissions are deducted for income tax purposes and expenses as amortization for financial reporting purposes. Deferred tax assets or Deferred tax liabilities will result from these timing differences.


FINANCIAL CONDITION

At December 31, 1999, the Company's assets aggregated $12.1 million, an increase of 10.9% from $10.9 million in 1998, due to an increase in cash and cash equivalents, property and equipment, and goodwill. Stockholders' equity decreased to $8.4 million at December 31, 1999 compared to $9.1 million at the end of 1998, the result of the net loss of $167,380, the net purchase of $394,937 of the company stock and the receivable of unearned ESOP shares of 100,890.

Cash provided by operating activities increased to $1,465,030 in 1999, an increase of $378,122 or 34.8% from $1,086,908 in 1998. During the year ended December 31, 1999, the Company used net cash of $665,624 for investing activities for the purchase of the Magic Internet Services, Inc. equipment, non compete covenant and goodwill and the purchase of an investment advisory agreement. Net cash flow provided by financing activities during the year was $93,154, the net effect of $962,000 in proceeds received from a corporate note offering and $500,000 from bank proceeds, less the purchase of $657,435 of the Company's common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its Common Stock from time to time in the open market and $711,411 repayment of debt.

At December 31, 1998, the Company's assets aggregated $10.9 million, an increase of 5.7% from $10.3 million in 1997, due to an increase in cash and cash equivalents and property and equipment. Stockholders' equity increased to $9.1 million at December 31, 1998 compared to $9.0 million at the end of 1997, primarily as a result of net income of $252,719.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's liquid assets totaled $2,034,739, including $1,934,739 of cash and cash equivalents, as compared to $1,143,179 of which $1,042,179 represented cash and cash equivalents, at December 31, 1998.

At December 31, 1998, the Company's liquid assets totaled $1,143,179, including $1,042,179 of cash and cash equivalents, as compared to $452,932 of which $351,603 represented cash and cash equivalents, at December 31, 1997.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and its borrowing capacity under its line of credit, which at February 29, 2000 had $2,000,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash will be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt. The Company is required under the terms of its debentures, which mature September 1, 2002, to make semi-annual interest payments of approximately $47,500 in March and September. In addition, the company is required under the terms of its corporate notes, which mature June 30, 2004, to make annual interest payments of approximately
$96,200 in July.

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in other Company-authorized written or oral statements, the words and phrases "can be", "expects," "anticipates," "may affect," "may depend," "believes," "estimates" or similar expressions are intended to identify "forward-looking-statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, that could cause actual results for future periods to differ materially from those presently anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

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

Item 7    Financial Statements


ND HOLDINGS, INC. AND SUBSIDIARIES

                  MINOT, NORTH DAKOTA



            CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF

            DECEMBER 31, 1999, 1998 AND 1997

                        AND

             INDEPENDENT AUDITOR'S REPORT





         ND HOLDINGS, INC. AND SUBSIDIARIES
                 TABLE OF CONTENTS


                                                            Pages
                                                            -----
INDEPENDENT AUDITOR'S REPORT                                   1


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                2-3

  Consolidated Statements of Operations                        4

  Consolidated Statements of Stockholders' Equity              5

  Consolidated Statements of Cash Flows                      6-7

  Notes to Consolidated Financial Statements                8-15


ADDITIONAL INFORMATION

  Independent Auditor's Report on Additional Information      16

  Selected Financial Data                                     17

  Quarterly Results of Consolidated Operations (Unaudited)    18







               INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Directors of
ND Holdings, Inc. and Subsidiaries
Minot, North Dakota 58701

We have audited the accompanying consolidated balance sheets of ND Holdings, Inc. and Subsidiaries (a North Dakota Corporation) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ND Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Brady, Martz
-------------------------------
BRADY, MARTZ & ASSOCIATES, P.C.
                       Minot, North Dakota

                       February 16, 2000

             ND HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1999 AND 1998

                         ASSETS
                                                             1999                 1998
                                                          -------------------------------
CURRENT ASSETS
  Cash and cash equivalents                               $   1,934,739    $   1,042,179
  Securities available-for-sale                                 100,000          101,000
  Accounts receivable
    - Fees from sponsored mutual funds                          350,266          324,075
  Prepaids                                                       46,127           48,808
  Deferred tax benefit                                                0              138
                                                          -------------------------------
  Total current assets                                    $   2,431,132    $   1,516,200
                                                          -------------------------------

PROPERTY AND EQUIPMENT                                    $   1,690,186    $   1,295,904
  Less accumulated depreciation                                 421,853          284,606
                                                          -------------------------------
  Net property and equipment                              $   1,268,333    $   1,011,298
                                                          -------------------------------
OTHER ASSETS
  Deferred sales commissions                              $   2,500,616    $   3,328,634
  Covenant not to compete (net of accumulated
    amortization of $313,624 for 1999 and
    $300,000 for 1998)                                          204,376                0
  Investment adviser's agreements (net of
    accumulated amortization of $1,142,210 for
    1999 and $841,585 for 1998)                               5,007,371        4,896,754
  Other                                                         661,145          138,174
                                                          -------------------------------
  Total other assets                                      $   8,373,508     $  8,363,562
                                                          -------------------------------
TOTAL ASSETS                                              $  12,072,973     $ 10,891,060
                                                          ===============================


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                1999             1998
                                                        ------------------------------------
CURRENT LIABILITIES
  Service fees payable                                   $     105,951       $    99,245
  Accounts payable                                              47,921             8,656
  Other current liabilities                                    219,258            42,221
  Short-term borrowings                                        200,000           350,000
  Deferred tax liability                                        85,752                 0
  Current portion of long-term debt                             11,082            57,750
                                                        ------------------------------------
  Total current liabilities                              $     669,964       $   557,872
                                                        ------------------------------------
LONG-TERM LIABILITIES
  Note payable                                           $     613,047       $   327,750
  Investment certificates                                            0            30,000
  Debentures                                                   950,000           950,000
  Corporate notes                                              962,000                 0
  Less current portion shown above                             (11,082)          (57,750)
                                                        ------------------------------------
  Total long-term liabilities                            $   2,513,965       $ 1,250,000
                                                        ------------------------------------
TOTAL LIABILITIES                                        $   3,183,929       $ 1,807,872
                                                        ------------------------------------
MINORITY INTEREST IN SUBSIDIARY                          $     469,063       $         0
                                                        ------------------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
    authorized, no par value; 7,615,187 and
    7,951,187 shares issued and
    outstanding, respectively                            $   9,858,309       $10,253,246
  Receivable - unearned ESOP shares                           (100,890)                0
  Accumulated deficit                                       (1,337,438)       (1,170,058)
                                                        ------------------------------------
  Total stockholders' equity                             $   8,419,981       $ 9,083,188
                                                        ------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                   $ 12,072,973        $10,891,060
                                                        ====================================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONSOLIDATED FINANCIAL STATEMENTS

                  ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                         1997
                                                 1999               1998              (Restated)
                                             -------------------------------------------------------
REVENUES
  Fee Income                                   $  3,610,959       $  3,504,684         $  3,604,334
  Commissions                                       991,063            934,224              986,382
  Internet revenues                                 159,037                  0                    0
                                             -------------------------------------------------------
  Total revenue                                $  4,761,059       $  4,438,908         $  4,590,716
                                             -------------------------------------------------------
OPERATING EXPENSES
  Compensation and benefits                    $  1,159,985       $    825,195         $    893,722
  General and administrative expenses             1,937,386          1,859,281            1,959,998
  Sales commissions amortized                       599,263            630,603              546,675
  Depreciation and amortization                     477,967            440,386              451,431
                                             -------------------------------------------------------
Total operating expenses                       $  4,174,601       $  3,755,465         $  3,851,826
                                             -------------------------------------------------------
OPERATING INCOME                               $   586,458        $    683,443         $    738,890
                                             -------------------------------------------------------
OTHER INCOME (EXPENSES)
  Interest and other incomee                   $   127,983        $     79,043         $     23,863
  Interest expense                                (192,862)           (104,527)            (118,311)
                                             -------------------------------------------------------
  Net other expense                            $   (64,879)       $    (25,484)        $    (94,448)
                                             -------------------------------------------------------
INCOME BEFORE INCOME
  TAX EXPENSE                                  $   521,579        $    657,959         $    644,442

INCOME TAX EXPENSE                                (326,833)           (405,240)            (415,042)
                                             -------------------------------------------------------
INCOME BEFORE MINORITY INTEREST
  AND CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE                            $   194,746        $    252,719         $    229,400

Minority interest, net of income taxes              11,329                   0                    0
Cumulative effect of an
  accounting change, net of income taxes          (373,455)                  0                    0
                                             -------------------------------------------------------
NET INCOME (LOSS) AFTER
  MINORITY INTEREST AND
  CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE                            $  (167,380)       $    252,719         $    229,400

EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                        $      (.02)       $        .03         $        .03
  Diluted                                      $      (.02)       $        .03         $        .03

SHARES USED IN COMPUTING
  EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                          7,571,062           8,094,062            8,142,820
  Diluted                                        7,571,062           8,094,062            8,533,702


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                              CONSOLIDATED FINANCIAL STATEMENTS


                           ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                 Accumulated
                                     Number of        Common                                         Other
                                      Common          Stock      Accumulated         ESOP        Comprehensive
                                      Shares          Amount       Deficit        Receivable         Income         Total
                                  -------------------------------------------------------------------------------------------
BALANCE,
 JANUARY 1, 1997                   8,123,586      $ 10,633,367   $  (1,652,177)      $   0           $    0     $  8,981,190

  Net income                               0                 0         229,400           0                0          229,400
  Change in unrealized gain
    (loss) on securities
    available-for-sale                     0                 0               0           0            1,329            1,329
                                                                                                                -------------
  Comprehensive income                                                                                          $    230,729
                                                                                                                -------------
  Common stock issued                 79,203           247,959               0           0                0          247,959

  Purchase of common stock           (49,602)         (143,103)              0           0                0         (143,103)

  Registration costs                       0          (278,093)              0           0                0         (278,093)
                                  -------------------------------------------------------------------------------------------
BALANCE
  DECEMBER 31, 1997                8,153,187      $ 10,460,130    $  (1,422,777)      $   0          $1,329     $  9,038,682

  Net income                               0                 0          252,719           0               0          252,719
  Change in unrealized gain
    (loss) on securities
    available-for-sale                     0                 0                0           0          (1,329)          (1,329)
                                                                                                                -------------
  Comprehensive income                                                                                          $    251,390
                                                                                                                -------------
  Purchase of common stock          (202,000)         (206,884)               0           0               0         (206,884)
                                  -------------------------------------------------------------------------------------------
BALANCE
  DECEMBER 31, 1998                7,951,187      $ 10,253,246    $  (1,170,058)      $   0          $    0     $  9,083,188

  Net loss                                 0                 0         (167,380)          0               0         (167,380)
  Change in unrealized gain
    (loss) on securities
    available-for-sale                     0                 0                0           0               0                0
                                                                                                                -------------
  Comprehensive loss                                                                                            $   (167,380)
                                                                                                                -------------
  Common stock issued                358,000           262,498                0           0              0           262,498

  Purchase of common stock          (694,000)         (657,435)               0           0              0          (657,435)

  Receivable - unearned
    ESOP shares                            0                 0                0    (100,890)             0          (100,890)
                                  -------------------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 1999                7,615,187      $  9,858,309    $  (1,337,438)   $(100,890)       $    0       $ 8,419,981
                                  ===========================================================================================

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS



                   ND HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999              1998               1997
                                                    --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $    (167,380)    $     252,719       $     229,400
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             477,967           440,386             451,431
     Sales commissions amortized/charged off                 1,177,911           630,603             546,675
     ESOP contribution                                          61,608                 0                   0
     Minority interest                                         (11,329)                0                   0
     Gain on sale of equipment                                       0                 0                (249)
     (Increase) decrease in:
       Accounts receivable                                      13,450            18,059              (9,485)
       Prepaids                                                  2,681           (20,983)             (5,170)
       Deferred sales commissions capitalized                 (349,894)         (617,379)           (829,189)
       Deferred tax                                             85,890           405,205             397,799
       Other assets                                            (48,881)          (17,416)            (39,933)
     Increase (decrease) in:
      Service fees payable                                       6,703            (2,241)             (7,070)
      Accounts payable                                          39,265            (7,552)           (168,434)
      Other liabilities                                        177,039             5,507              19,879
                                                        -----------------------------------------------------
  Net cash provided by operating activities              $   1,465,030     $   1,086,908       $     585,654
                                                        -----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $    (172,091)    $    (733,128)      $     (46,768)
  Proceeds from sale of equipment                                    0                 0                 400
  Purchase of available-for-sale securities                          0          (100,000)           (100,000)
  Proceeds from sale of
    available-for-sale securities                                1,000            99,000                   0
  Business acquisitions                                       (494,533)                0              (4,030)
                                                        -----------------------------------------------------
  Net cash used by investing activities                  $    (665,624)    $    (734,128)      $    (150,398)
                                                        -----------------------------------------------------


              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                               1999               1998             1997
                                                       ------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing common stock
    (net of stock issue costs of  $0, $0 and
     $27,371, respectively)                                $         0         $         0      $    247,959
  Redemption of common stock                                  (657,435)           (206,884)         (143,103)
  Public registration costs                                          0                   0           (36,429)
  Increase in notes payable                                    500,000             650,000                 0
  Reduction of notes payable                                  (681,411)           (428,220)         (741,992)
  Redemption of investment certificates                        (30,000)            (75,100)         (130,000)
  Debentures issued                                                  0             398,000           552,000
  Corporate notes issued                                       962,000                   0                 0
                                                        -----------------------------------------------------
  Net cash provided (used) by financing activities         $    93,154         $   337,796     $    (251,565)
                                                        -----------------------------------------------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                              $   892,560         $   690,576     $     183,691

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       1,042,179             351,603           167,912
                                                        -----------------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                           $ 1,934,739         $ 1,042,179     $     351,603
                                                        =====================================================
SUPPLEMENTARY DISCLOSURE OF
 CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                               $   151,872         $    88,022     $     107,682
    Income taxes                                           $         0         $    20,800     $       8,876

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain (loss) on
    securities available-for-sale                          $         0         $    (1,329)    $      1,329
  Business acquisitions with debt and stock                $   455,369         $         0     $          0
  Shares transferred to ESOP                               $   100,890         $         0     $          0
  Minority interest in property and equipment
    and other assets                                       $   480,392         $         0     $          0


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999, 1998 AND 1997



NOTE 1 -   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   The nature of operations and significant accounting policies of ND Holdings, Inc. and Subsidiaries are presented to assist in understanding the Company's consolidated financial statements.

   NATURE OF OPERATIONS - ND Holdings, Inc. and Subsidiaries (the Company) was established in September 1987 as a North Dakota corporation. The Company derives its revenue primarily from investment advisory, asset management, underwriting, and transfer agent services to sponsored mutual funds. The Company and its wholly owned subsidiaries mainly operate in one business segment, that is as investment adviser and provider of administrative services to sponsored and non-proprietory mutual funds. All other business segments are not significant. Located in Minot, North Dakota, the Company is marketing its services throughout the midwestern United States.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ND Holdings, Inc. and its wholly-owned subsidiaries, ND Money Management, Inc., ND Capital, Inc., ND Resources, Inc., Ranson Capital Corporation and its majority owned subsidiary Magic Internet Services, Inc. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

   REVENUE RECOGNITION - Investment advisory fees, transfer agent fees and service fees are recorded as revenues as the related services are provided by the Company to sponsored mutual funds. Commission income is also received for the sale of investments in other mutual funds. Internet fees are recorded as revenues as the related services are provided.

NOTE 1 -  (CONTINUED)

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

Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

                           Equipment      5-7 years
                           Building        40 years

DEFERRED SALES COMMISSIONS - Sales commissions paid to brokers and dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge, are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares since July 1998, have been expensed as incurred. The remaining unamortized cost of the Integrity Fund of Funds, Inc. capitalized prior to July 1998, have been charged off as a cumulative effect adjustment for a change in an accounting principle. The contingent deferred sales charges received since this date from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue. For all other sponsored mutual funds, effective January 1, 1998, the Company is expensing the current sales commissions for tax purposes but is continuing to amortize them over a nine year period for financial reporting. All sales commissions incurred prior to January 1, 1998 are amortized for both methods.

ADVERTISING - Costs of advertising and promotion of sponsored mutual funds are expensed as incurred.

EARNINGS PER COMMON SHARE - The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share in 1997. Basic earnings per common share was computed using the weighted average number of shares outstanding of 7,571,062 in 1999, 8,094,062 in 1998 and 8,142,820 in
1997. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants. The weighted average shares outstanding used in computing diluted earnings per common share was 7,571,062 in 1999, 8,094,062 in 1998 and 8,533,702 in 1997.

NOTE 1 -  (CONTINUED)

   Covenant not to compete is carried on the books at cost less accumulated amortization computed using the straight-line method over the life of the covenant, which is four years.

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

RECLASSIFICATION - Certain amounts from 1998 and 1997 have been reclassified to conform with the 1999 presentation.

NOTE 2 -  CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 1999 and 1998 consist of the following:

                                                     Current
                                     Current        Interest                     Amount
                                    Maturity         Rate                1999             1998
                               ---------------------------------------------------------------------
Cash in checking                     Demand           -               $    2,691       $    2,693
Dean Witter Money
Market Accounts                      Demand          4.54 %            1,932,048        1,039,486
                                                                      ------------------------------
                                                                      $1,934,739       $1,042,179
                                                                      ==============================

NOTE 3 -  INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 1999 include:

                                                                    Gross
                                               Aggregate         Unrealized         Aggregate Fair
1999                                             Cost           Holding Gains            Value
-------                                   ----------------------------------------------------------
Integrity Small-Cap Fund
  of Funds, Inc.                             $   100,000             $     0         $    100,000
                                          ==========================================================
1998
-------
Integrity Small-Cap Fund
  of Funds, Inc.                             $   100,000             $     0         $    100,000
Illinois Municipal Fund                            1,000                   0                1,000
                                          ----------------------------------------------------------
                                             $   101,000             $     0         $    101,000
                                          ==========================================================

   This investment in Integrity Small-Cap Fund of Funds, Inc. represents the seed money for a new fund sponsored by the Company that is in the final stages of registration. It is currently invested in a money market account and therefore, cost approximates fair value.

NOTE 3 -  (CONTINUED)

   Dividends earned on the Company's investments in sponsored mutual funds aggregated $0 in 1999, $0 in 1998, $537 in 1997.

   The Company provides services to the Integrity Mutual Funds family of funds which had aggregate net assets under management at December 31, 1999 of approximately $341 million. All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged. The majority of these contracts are subject to periodic review and approval by each of the fund's Board of Directors, Trustees and Shareholders. Revenues derived from services rendered to the sponsored mutual funds were $3,511,983 in 1999, $3,501,881 in 1998 and $3,604,334 in 1997.

   Accounts receivable from the sponsored mutual funds aggregated $325,284 and $324,075 at December 31, 1999 and 1998, respectively.


NOTE 4 -  PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of:

                                                        1999             1998
                                                    -----------------------------
       Office furniture and equipment                $   750,242     $   400,706
       Leased equipment                                    9,735           9,735
       Building and land                                 930,209         885,463
                                                    -----------------------------
                                                     $ 1,690,186     $ 1,295,904
       Accumulated depreciation and
         Amortization                                    421,853         284,606
                                                    -----------------------------
                                                     $ 1,268,333     $ 1,011,298
                                                    =============================

Depreciation expense totaled $142,455, $45,269 and $60,437 in 1999, 1998, and 1997, respectively.


NOTE 5 -  BUSINESS ACQUISITIONS

In May, 1999, the Company acquired the rights to the investment advisors agreement to manage the "Lancaster Nebraska Fund". The costs associated with this acquisition totaling $404,202, are amortized using the straight-line method over a period of 20 years.

Purchase Combinations - On October 1, 1999, the Company formed a corporation called Magic Internet Services, Inc. At the same time, the newly formed subsidiary of the Company acquired all the assets of Magic Internet Services (a North Dakota partnership). The purchase price was $980,392, of which $260,000 was allocated to equipment, $218,000 was for a covenant not to compete, which is being amortized over 4 years, and the remaining balance of $502,392 was for goodwill, which is being amortized over 15 years. The purchase price was funded by issuing a 49% ownership of the newly formed subsidiary to the partners of the acquired partnership (hereinafter referred to as the Minority Interest). The parent received 51% of the stock of the newly formed corporation for its $500,000 payment to the partners of Magic Internet Services. The $500,000 consisted of $400,000 cash and 100,000 shares of ND Holdings, Inc. stock at $1 share price. The consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not significant.




NOTE 6 -  SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 1999 and 1998, consisted of the following:

                                                                1999            1998
                                                       ------------------------------------
Liability owed to Magic Internet
  Service partners, interest at 0%
  and payable in full January 15, 2000                       $  200,000       $        0
Note to Main Limited, interest at 0%
  and payable in full January 8, 1999                                 0          350,000
                                                       ------------------------------------
                                                             $  200,000       $  350,000
                                                       ====================================

NOTE 7 -  LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 was as follows:

                                                          Current
                                              Rate        Portion             1999            1998
                                         -------------------------------------------------------------
 Long-term debt:
  Smith Hayes Financial
    Services                                   0.00%      $        0       $    116,709     $        0
  Investment certificates                     10.00%               0                  0         30,000
  Capital lease obligations                    7.11%               0                  0          2,750
  Debentures                                  10.00%               0            950,000        950,000
  Corporate notes                             10.00%               0            962,000              0
  First Western Bank                           7.75%          11,082            496,338        300,000
  MADC                                          0.0%               0                  0         25,000
                                         -------------------------------------------------------------
  Totals                                                  $   11,082       $  2,525,047     $1,307,750
                                         =============================================================

A summary of the terms of the current long-term debt agreements follow:

SMITH HAYES FINANCIAL SERVICES - As part of the acquisition of the investment advisors agreement of the Lancaster Nebraska Funds (See Note 5) the Company was allowed to hold back a portion of the total purchase price. This is to provide relief to the Company in the event there is a reduction of fund investors' assets which were acquired. This liability is reduced proportionately for the investors who liquidate their shares in the fund prior to May 2001. At that date, the remaining liability will be paid in full.

INVESTMENT CERTIFICATES - The Company had an intra-state offering of investment certificates. The certificates are debt obligations and do not represent ownership in the Company. The total offering was $500,000 of which only $281,100 in certificates were issued. As of December 31, 1999, all certificates have been redeemed.

CAPITAL LEASE OBLIGATIONS - In October 1996, the Company entered into a capital lease obligation for office equipment. The term of the lease was for 3 years with monthly payments of $284 at an interest rate of 7.11%.



NOTE 7 -  (CONTINUED)

Debentures - The Company approved a $1 million intra-state debenture offering limiting the sale in North Dakota to North Dakota residents only. The debentures do not represent ownership in the Company. As of December 31, 1999, $950,000 in debentures are outstanding. The debentures carry an interest rate of 10% per annum, payable semi-annually, and mature September 1, 2002. The Company can call the debentures at 2% over par any time after September 1, 1999.

CORPORATE NOTES - The Company had an intra-state offering of corporate notes limiting the sale to North Dakota residents only. The notes do not represent ownership of the Company. As of December 31, 1999, $962,000 in notes are outstanding. The notes carry an interest rate of 10% per annum, payable semi-annually, and mature June 30, 2004. The Company can call the notes at par anytime after January 1, 2001.

FIRST WESTERN BANK - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt. The debt carries an interest rate of 7.75%, with monthly payments of $4,105. On July 1, 2004, the remaining balance will be due in full.

The Company also had a bank line-of-credit which provides for borrowings up to $500,000. Interest on advances is payable at maturity at the rate of 7.75%. The line-of-credit was due on January 1, 2000. The outstanding balance on this line-of-credit as of December 31, 1999 was $0.

Subsequent to the balance sheet date, the Company increased the capacity of its revolving line-of-credit to $2,000,000 to be used for future business acquisitions. $1,000,000 of this line has been personally guaranteed by the president and two directors of the Company. For this, the Company paid them a 3% fee.

In May 1995, the Company received an interest free loan in the amount of $25,000 from the Minot Area Development Corporation. This loan was paid back on February 15, 1999.

The aggregate amount of required future payments on the above long-term debt at December 31, 1999, is as follows:

               Year ending December 31,
                        2000                            $   11,082
                        2001                               129,954
                        2002                               963,647
                        2003                                14,743
                        2004                             1,405,621
                                                         ---------
                        Total due                       $2,525,047
                                                        ==========

NOTE 8 -  INCOME TAXES

The current and deferred portions of the income tax expense included in the statements of operations as determined in accordance with FASB Statement No.
109, Accounting for Income Taxes, are as follows:

                                                 1999            1998             1997
                                               -------------------------------------------
                  Current income taxes
                  Federal                      $       0       $       0        $  12,605
                  State                                0               0                0

                  Deferred income
                  Taxes                          326,833         405,240          402,437
                                               -------------------------------------------
                                               $ 326,833       $ 405,240        $ 415,042
                                               ===========================================

NOTE 8 -  (CONTINUED)

Deferred income taxes (benefits) reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, measured by applying currently enacted tax rates. Such taxes relate principally to the recording of sales commissions paid to brokers and dealers, and the benefits associated with the Company's net operating loss carry forwards. The treatment of sales commissions for tax and financial purposes is explained fully in Note 1. As of December 31, 1999 and 1998, the Company had unamortized deferred sales commissions for tax purposes of $2,165,000 and $2,753,000, respectively. As a result of this treatment of sales commissions, a deferred tax liability has been created as well as a deferred tax benefit from the net operating loss for tax purposes. For financial statement presentation, they have been netted as a current deferred tax benefit or liability. The net operating loss carryforward of approximately $600,000 may be used to offset taxable income through the year 2014.

A reconciliation of the difference between the expected income tax expense is computed at the U.S. Statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

                                                         1999               1998                1997
                                                        ---------------------------------------------------
            Federal taxes at statutory rates             $   200,000        $   230,000         $   225,555

            State taxes, net of federal tax effect            31,500             43,000              42,320

            Taxes on nondeductible amort-
              ization at federal statutory rates              95,000            133,000             130,275

            Net tax benefit on cumulative effect
              of accounting change, and on
              minority interest                             (237,000)                 0                  0

            Other                                                333               (760)            16,892
                                                        --------------------------------------------------
            Actual tax expense                          $     89,833        $   405,240         $  415,042
                                                        ==================================================

NOTE 9 -  STOCK WARRANTS AND SPLITS

The Company has authorized 1,050,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply
APB Opinion No. 25 in accounting for its warrants. In the event additional warrants are issued, appropriate results will be disclosed in accordance with the provisions of SFAS No. 123. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise price of the warrants will be adjusted to reflect stock splits of 11 for 10 in 1990 and 1989. 1,000 warrants were exercised in 1997 leaving an outstanding balance of 1,049,000 warrants as of December 31, 1999.


NOTE 10 -  EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 1999, 1998, and 1997.

The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999. Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan. Contributions are made at the discretion of the Board of Directors. To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21. The Company's contributions will be allocated to eligible participants based on the relationship of their total compensation to the total compensation of all participants.

As of December 31, 1999, the ESOP held 258,000 shares of the company stock, of which 68,000 had been allocated to participants' accounts. The remaining 190,000 shares have a fair value of $100,890 and are reflected in the equity section as a receivable from the ESOP for unearned shares. Total ESOP contribution expense recognized for the first year of the plan ending December 31, 1999 was $138,608.


NOTE 11 -  NET CAPITAL REQUIREMENTS

The Company's broker/dealer subsidiaries (ND Capital, Inc. and Ranson Capital Corporation) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission
(SEC) as brokers/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 1999, these subsidiaries had net capital of $580,725 and $1,185,724; minimum net capital requirements of $25,000 and $5,000; excess net capital of $555,725 and $1,180,724; and ratios of aggregate indebtedness to net capital of .08 to 1 and .06 to 1, respectively. Both subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

NOTE 12 -  RESTATEMENT OF PRIOR YEARS

The 1997 statement of operations has been restated to reflect the Company's current practice of recording commission income and commission expense separately. Prior to 1998 these amounts were reported as net commission income. The 1997 commission income and general and administrative expenses have been increased by approximately $544,000 so as to conform with the subsequent years' presentation.

ADDITIONAL INFORMATION



          INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION






To the Stockholders and Directors of
ND Holdings, Inc. and Subsidiaries
Minot, North Dakota


Our report on our audit of the basic consolidated financial statements of ND Holdings, Inc. and Subsidiaries for the years ended December 31, 1999, 1998 and 1997, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 19 and 20 related to the 1999, 1998 and 1997 consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 1999, 1998 and 1997, taken as a whole.

We also have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of ND Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 18 relating to the 1996 and 1995 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.


/s/ Brady, Martz
-------------------------------
BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota


February 16, 2000

                ND HOLDINGS, INC. AND SUBSIDIARIES
                   SELECTED FINANCIAL DATA
          FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

                                                                             1997
                                                                          (Restated)             1996              1995
                                         1999              1998             (a)(b)            (Restated)(b)     (Restated)(b)
                                       --------------------------------------------------------------------------------------
Operating revenue                      $  4,761,059      $  4,438,908     $  4,590,716         $  3,417,614     $  1,405,316

Income (loss) from
  Operations                           $    586,458      $    683,443     $    738,890         $    261,002      $  (709,182)

Income tax (expense) benefit           $   (326,833)     $   (405,240)    $   (415,042)        $   (216,029)     $   162,400

Earnings (loss) per share              $       (.02)     $        .03     $        .03         $        .01      $      (.05)

Total assets                           $ 12,072,973      $ 10,891,060     $ 10,306,160         $ 10,724,285      $ 9,470,586

Long-term obligations                  $  2,525,047      $  1,307,750     $  1,113,070         $  1,433,062      $   295,100

Shareholders' equity                   $  8,419,984      $  9,083,188     $  9,038,682         $  8,981,190      $ 9,085,426

Dividends paid                         $          0      $          0     $          0         $          0      $         0

[FN]
(a)   See Note 12
(b) During the audit of the 1998 financial statements, an error was discovered that resulted in an understatement of reported liabilities and overstated net income as of December 31, 1995. All balances affected by this $25,000 error have been restated.



                                   ND HOLDINGS, INC. AND SUBSIDIARIES
                      QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                           QUARTER ENDED
                                          ----------------------------------------------------------------------------------
                                               3-31-99              6-30-99              9-30-99             12-31-99
                                          ----------------------------------------------------------------------------------
Revenues                                   $  1,152,721         $  1,151,101         $  1,329,665        $  1,127,572
Operating income                                162,173              173,170              269,825             (18,710)
Other income (expense)                           (5,644)             (15,646)             (21,641)            (21,948)
Income tax expense                              (89,660)             (91,166)            (126,108)            (19,899)
Cumulative effect of an
  accounting change                            (373,455)                   0                    0                   0
Net income (loss)                              (306,586)              66,358              122,076             (49,228)

Per Share(1)
  Operating income                                  .02                  .02                  .03                 .00
  Other income (expense)                            .00                  .00                  .00                 .00
  Income tax expense                               (.01)                (.01)                (.02)                .00
  Cumulative effect of an
    accounting change                              (.05)                 .00                  .00                 .00

                                                                           QUARTER ENDED
                                          ----------------------------------------------------------------------------------
                                               3-31-98              6-30-98              9-30-98             12-31-98
                                          ----------------------------------------------------------------------------------
Revenues                                   $  1,131,861         $  1,076,591         $  1,089,255        $  1,141,201
Operating income                                250,643               29,070              192,021             211,708
Other income (expense)                          (18,459)             (12,654)             (13,940)             19,569
Income tax expense                             (123,404)             (38,057)            (121,518)           (122,261)
Net income (loss)                               108,750              (21,609)              56,563             109,015

Per Share(1)
  Operating income                                  .03                  .00                  .03                 .03
  Other income (expense)                            .00                  .00                  .00                 .00
  Income tax expense                               (.02)                 .00                 (.02)               (.02)

                                                                        QUARTER ENDED (RESTATED)(2)
                                          ----------------------------------------------------------------------------------
                                               3-31-97              6-30-97              9-30-97             12-31-97
                                          ----------------------------------------------------------------------------------
Revenues                                   $  1,031,130         $  1,162,030          $  1,175,242       $  1,222,314
Operating income                                178,937              114,449               205,130            240,374
Other income (expense)                          (17,814)              (2,914)              (21,487)           (52,233)
Income tax expense                             (104,988)             (82,737)             (108,016)          (119,301)
Net income                                       56,135               28,798                75,627             68,840

Per Share(1)
  Operating income                                  .02                  .01                   .02                .03
  Other income (expense)                            .00                  .00                   .00               (.01)
  Income tax expense                               (.01)                (.01)                 (.01)              (.01)

[FN]
(1) The Company adopted FAS 128 in 1997. For calculating per share amounts, basic and diluted earnings per common share are not materially different.

(2) See Note 12.

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




Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                               PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement to be filed on or about March 24, 2000


Item 10    Executive Compensation

Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about March 24, 2000 under the headings "Directors and Executive Officers."

Item 11    Security Ownership of Certain Beneficial Owners and
Management

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about March 24, 2000.

Item 12    Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about March 24, 2000.

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

         4.2    Instruments defining rights of holders of securities:
                See Exhibit 3.1

         10.1 Management Advisory Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 11 (File No. 33-63306), filed with the Commission on February 28, 1997.

         10.2 Management Advisory Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 6 (File No. 33-63306), filed with the Commission on February 28, 1997.

         10.3 Management Advisory Contract - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.3 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 5 (File No. 33-63306), filed with the Commission on February 28, 1997.

         10.4 Management Advisory Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 10.4 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 4 (File No. 33-85332), filed with the Commission on February 28, 1997.

         10.5 Transfer Agency Agreement - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 11 (File No. 33-63306), filed with the Commission on February 28, 1997.

         10.6 Transfer Agency Agreement - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.6 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 6 (File No. 33-63306), filed with the Commission on February 28, 1997.

         10.7 Transfer Agency Agreement - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.7 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 5 (File No. 33-63306), filed with the Commission on February 28, 1997.

         10.8 Transfer Agency Agreement - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 10.8 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 4 (File No. 33-85332), filed with the Commission on February 28, 1997.

         10.9  Distribution Agreement - ND Tax-Free Fund, Inc.
                (incorporated by reference to Exhibit 10.9 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 11 (File No. 33-63306), filed with the Commission on February 28, 1997.

         10.10 Distribution Agreement - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 6 (File No. 33-63306), filed with the Commission on February 28, 1997.

         10.11 Distribution Agreement - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 5 (File No. 33-63306), filed with the Commission on February 28, 1997.

         10.12 Distribution Agreement - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 4 (File No. 33-85332), filed with the Commission on February 28, 1997.

         10.13  Stock Purchase Agreement - ND Holdings, Inc. and
                Shareholders of Ranson Company, Inc. (incorporated by reference to Exhibit 10.13 contained in the Company's Registration Statement on Form S-1, as amended
                (File No. 33-96824), filed with the Commission on September 12, 1995)

         10.14 Transfer Agency Agreement - Ranson Managed Portfolios (incorporated by reference in the Company's form 10KSB/A as amended(Commission File No. 0-25958), filed with the Commission on May 20, 1998)

         10.15 Transfer Agent Agreement - Investors Research Fund (incorporated by reference to Exhibit 10.15 contained in the Company's Registration Statement Form N-1A as amended
                (File No. 2-14675) filed with the Commission on January 22
                1999)

         10.16  Distribution Agreement - Investors Research Fund
                (incorporated by reference to Exhibit 10.16 contained in the Company's Registration Statement Form N-1A as amended
                (File No. 2-14675) filed with the Commission on January 22
                1999)

         10.17 Accounting Services Agreement - Investors Research Fund (incorporated by reference to Exhibit 10.17 contained in the Company's Registration Statement Form N-1A as amended
                (File No. 2-14675) filed with the Commission on January 22
                1999)


         10.18 Management and Investment Advisory Agreement - Ranson Managed Portfolios (incorporated by reference to Exhibit 10.18 contained in the Portfolios' Registration Statement on Form N-1A, as amended on Post-Effective Amendment 43 (File No. 33-36324), filed with the Commission on November 30, 1999.

         10.19  Distribution and Services Agreement - Ranson Managed
                Portfolios (incorporated by reference to Exhibit 10.19 contained in the Portfolios' Registration Statement on Form N-1A, as amended on Post-Effective Amendment 43 (File No. 33-36324), filed with the Commission on November 30, 1999.

         21.1 Subsidiaries of the Company: (incorporated by reference to Exhibit 21.1 contained in the Company's Registration Statement on Form S-1 as amended (File No. 33-96824), filed with the Commission on December 7, 1995)


 (b)      Reports on Form 8-K.

No reports were filed on Form 8-K during the fourth quarter of the Fiscal Year ended December 31, 1999

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March.

                                                ND HOLDINGS, INC.


Date:  March 24, 2000                              By /s/ Robert E. Walstad
                                                 ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer and
                                                   President and Director
                                                  (Acting Chief Financial
                                                      Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2000                               By /s/ Robert E. Walstad
                                                 ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer,
                                                   President and Director
                                                  (Principal Executive Officer)
                                                  (Acting Chief Financial
                                                      Officer)

Date: March 24, 2000                               By /s/ Peter A. Quist
                                                 ------------------------
                                                   Peter A. Quist
                                                   Vice President and Director

Date: March 24, 2000                               By /s/ Lyle E. Mclain
                                                   ------------------------
                                                   Lyle E. McLain
                                                   Director

Date: March 24, 2000                               By /s/ Vance A. Castleman
                                                   ------------------------
                                                   Vance A. Castleman
                                                   Director

Date: March 24, 2000                               By /s/ Myron D. Thompson
                                                   ------------------------
                                                   Myron D. Thompson
                                                   Director

Date: March 24, 2000                               By /s/ Richard H. Walstad
                                                   ------------------------
                                                   Richard H. Walstad
                                                   Director

Date: March 24, 2000                               By /s/ Daniel L. Feist
                                                   ------------------------
                                                   Daniel L. Feist
                                                   Director