Form 10QSB
period 2000-03-31
ND HOLDINGS INC
filed 2000-05-05
CIK 944696

FORM 10-QSB

                      U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000

                                        OR

               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                            Commission file number  0-25958

                                  ND HOLDINGS, INC.
            (Exact name of small business issuer as specified in its charter)

               North Dakota                                     45-040406
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

Yes X   No

As of April 28, 2000, there were 7,519,687 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes     No X









                                    FORM 10-QSB

                                ND HOLDINGS, INC.

                                      INDEX


Part I:     FINANCIAL INFORMATION                                    Page No.

Item 1      Financial Statements


            Condensed Consolidated Balance Sheets-
               March 31, 2000 and December 31, 1999                    3

            Condensed Consolidated Statements of Operations-
               Three months ended March 31, 2000 and 1999              4

            Condensed Consolidated Statements of Cash Flows-
               Three months ended March 31, 2000 and 1999              5

            Notes to Condensed Consolidated Financial Statements       6

Item 2      Management's Discussion and Analysis or Plan
               Of Operations                                           7

Part II     OTHER INFORMATION

Item 5      Other Information                                         12

Item 6      Exhibits and Reports on Form 8-K                          12

            Signatures                                                13



                            ND HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  March 31,      December 31,
                                                    2000             1999
                                                -----------------------------
ASSETS CURRENT ASSETS
  Cash and cash equivalents                     $  1,676,861      $ 1,934,739
  Securities available-for-sale                      143,000          100,000
  Accounts receivable                                320,222          350,266
  Prepaids                                            48,895           46,127
                                                -----------------------------
  Total current assets                          $  2,188,978     $  2,431,132
                                                -----------------------------

PROPERTY AND EQUIPMENT                          $  1,921,376     $  1,690,186
  Less accumulated depreciation                      461,681          421,853
                                                -----------------------------
  Net equipment                                 $  1,459,695     $  1,268,333
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  2,336,203     $  2,500,616
  Covenant not to compete ( net of accumulated
    Amortization of $327,249 for 2000 and
    $313,624 for 1999                                190,751          204,376
  Investment advisor's agreements (net of
   amortization of $1,219,080 and $1,142,210)      4,930,501        5,007,371
  Other assets                                       762,862          661,145
                                               ------------------------------
  Total other assets                            $  8,220,317     $  8,373,508
                                                -----------------------------
TOTAL ASSETS                                    $ 11,868,990     $ 12,072,973
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $     93,829     $    105,951
  Accounts payable                                    32,233           47,921
  Other current liabilities                          154,980          219,258
  Short-term borrowings                                    0          200,000
  Deferred tax liability                             146,099           85,752
  Current portion of long-term debt                   11,317           11,082
                                                -----------------------------
  Total current liabilities                     $    438,458     $    669,964
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $    611,348     $    613,047
  Debenture certificates                             950,000          950,000
  Corporate notes                                    962,000          962,000
  Less current portion                               (11,317)         (11,082)
                                                -----------------------------
  Total long-term liabilities                   $  2,512,031     $  2,513,965
                                                -----------------------------
TOTAL LIABILITIES                               $  2,950,489     $  3,183,929
                                                -----------------------------
MINORITY INTEREST IN SUBSIDIARY                      458,001          469,063
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 7,561,187 and
   7,615,187 shares issued and outstanding,
   respectively                                 $  9,799,746     $  9,858,309
  Receivable - unearned ESOP shares                        0         (100,890)
  Accumulated deficit                             (1,339,246)      (1,337,438)
                                                -----------------------------
  Total stockholders' equity                    $  8,460,500     $  8,419,981
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 11,868,990     $ 12,072,973
                                                =============================


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2000         1999
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   824,532   $   911,436
  Commissions                                            96,995       241,285
  Internet revenues                                     163,234             0
                                                    -------------------------
  Total revenue                                     $ 1,084,761   $ 1,152,721
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   293,901   $   243,388
  Commission expense                                     86,382       207,674
  General and administrative expenses                   350,961       295,796
  Sales commissions amortized                           147,317       145,364
  Depreciation and amortization                         142,755        98,325
                                                    -------------------------
  Total operating expenses                          $ 1,021,316   $   990,548
                                                    -------------------------

OPERATING INCOME                                    $    63,444   $   162,173
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    38,409   $    28,124
  Interest expense                                      (54,378)      (33,768)
                                                    -------------------------
  Total other income (expense)                      $   (15,969)  $    (5,644)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $    47,475   $   156,529

DEFERRED INCOME TAX EXPENSE                         $   (60,347)      (89,660)
                                                    -------------------------
NET INCOME BEFORE MINORTIY INTEREST AND
CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE           $   (12,872)  $    66,869

MINORITY INTEREST IN SUBSIDIARY                     $    11,062             0

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
  (net of tax effect)                                         0      (373,455)
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST AND
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE         $    (1,810)  $  (306,586)
                                                    =========================

NET INCOME PER SHARE:                               $         0 $     (0.04)

AVERAGE COMMON SHARES OUTSTANDING                       7,561,187   7,845,473

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                    Three Months Ended
                                                                          March 31,
                                                                -------------------------
                                                                   2000         1999
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $      (1,810)    $    (306,586)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             142,755            96,903
     Sales commissions amortized/charged off                   147,317           724,013
     Minority interest                                         (11,062)                0
     Loss on sale of equipment                                       0               283
     (Increase) decrease in:
       Accounts receivable                                      30,043           (63,800)
       Prepaids                                                 (2,768)           (4,780)
       Deferred sales commissions capitalized                   17,096          (155,665)
       Deferred tax                                             60,347          (151,283)
       Other assets                                           (114,150)           (7,177)
       ESOP Receivable                                         100,890                 0
     Increase (decrease) in:
      Service fees payable                                     (12,119)           12,904
      Accounts payable                                         (15,688)            2,839
      Other liabilities                                        (64,278)           48,904
                                                        ---------------------------------
  Net cash provided by operating activities              $     276,573     $     196,555
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $    (231,190)    $     (32,498)
  Purchase of available-for-sale securities                    (43,000)                0
                                                        ---------------------------------
  Net cash used by investing activities                  $    (274,190)    $     (32,498)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                   (58,563)         (233,044)
  Increase in notes payable                                          0           200,000
  Reduction of notes payable                                  (201,699)         (375,808)
  Redemption of investment certificates                              0           (30,000)
                                                        ---------------------------------
  Net cash provided (used) by financing activities         $  (260,262)      $  (438,852)
                                                        ---------------------------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                              $  (257,879)      $  (274,795)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       1,934,739         1,042,197
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                           $ 1,676,860       $   767,384
                                                        =================================

                          ND HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             March 31, 2000 and 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of ND Holdings, Inc., as filed with the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at December 31, 1999, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

The Company's effective tax rate differs from the U. S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 1999, 1998 and 1997 were 63%, 62% and 64%, respectively. The effective rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson acquisition, which has a remaining life of 16 years. Amortization of the Ranson non-compete agreement was complete at December 31, 1998.

The Company is expensing deferred sales commissions as incurred for income tax purposes. The Company will continue to capitalize and amortize the commissions for financial reporting purposes (exception Integrity Fund of Funds, which are expensed). The effects of the change will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities may result from these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the Company's net income.


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

ND Holdings, Inc. ("the Company") is a holding company which operates in two business segments, 1) as an investment adviser and provider of administrative service to sponsored and non-proprietary mutual funds, and 2) as an internet provider for the Minot and surrounding area.

                                 Segment 1                   Segment 2
Revenues                           922                         163
Assets, net                      1,215                         245
Net Income (Loss)                    9                         (11)

The Company provides investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing shareholder services, fund accounting and other administrative services offered by ND Resources, Inc. ("ND Resources") to fund groups in the United States. As of April 28, 2000, ND Resources was providing services to one outside fund group.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions
As of March 31,                              2000      1999      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 308.9  $ 332.2       (7.0)%
EQUITY Fund of Funds                         $  23.8  $  20.8        14.4%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 332.7  $ 353.0       (5.8)%
--------------------------------------------------------------------------
Investors Research Fund                      $  21.5  $  21.8       (1.4)
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 354.2  $ 374.8       (5.5)%
==========================================================================
Average for the period                       $ 354.2  $ 376.3       (5.9)%
==========================================================================

The Company's revenues depend primarily upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions.
Assets under the Company's management/service were $354.2 million at March 31, 2000, decrease of $9.9 million (-2.7%) from December 31, 1999 and a decrease of $20.6 million (-5.9%) from March 31, 1999. March 2000's decrease in assets under management/service compared to March 1999 was primarily the result of a decrease in the net asset value (share price) of the fixed income funds and a continuing shift by investors from tax-free income funds to equity funds. According to the Investment Company Institute's "Trends in Mutual Fund Activity" report, total net assets held in tax-free income funds fell 9% from $298.6 billion to $271.6 billion during 1999 while the Company's fixed income tax-free assets under management fell just 7%.


RESULTS OF OPERATIONS

                                    Three months ended
                                         March 31                %
                                     2000         1999         Change
Net Income After Minority Interest
   and Cumulative Effect          $   (1,810)  $ (306,586)      (99)%
Earnings per share
   Primary                        $     0.00   $    (0.04)
   Fully-diluted                  $     0.00   $    (0.04)

Operating margin                          6%           14%
---------------------------------------------------------------------

Net income (loss) after minority interest and cumulative effect during the quarter ended March 31, 2000 increased as compared to the same quarter in the previous fiscal year primarily due to 1999's cumulative effect of an accounting change of $373,455.

Operating revenues

Total operating revenues for the three months ended March 31, 2000 were $1,084,761, a decrease of 5.9% from March 31, 1999. The decrease is a primarily the result of a decrease in assets under management/service.

Fee income for the three months ended March 31, 2000 was a decrease of 9.5% compared to March 31, 1999. The decrease is primarily the result of the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Montana Tax-Free Fund, and South Dakota Tax-Free Fund issued another class of shares, Class A shares Front End Sales Load (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more Class B shares are converted to Class A shares.

Commission income decreased 59.8% from $241,285 for the first three months of 1999 to $96,995 for the same period this year. Commission income is down due to a continuing shift by investors from tax-free fixed income funds to equity funds.

Internet revenues added $163,234 to revenues. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company holds a 51% interest in the corporation.

Operating expenses

Total operating expenses for the three months ended March 31, 2000 were $1,021,317, an increase of 3.1% from March 31, 1999. The 3.1% increase is a result of the net activity in the major expense categories as described in the paragraphs that follow.

Compensation and benefits.

Total compensation and benefits for the three months ended March 31, 2000 were $293,901, an increase of 20.8% from March 31, 1999. The increase in compensation and benefits is primarily attributable to Magic Internet employee compensation and benefits of $44,240.

Commission expense

Total commission expense for the three months ended March 31, 2000 was $86,382, a decrease of 58.4% from March 31, 1999. The decrease is related to the 59.8% decrease in commission income.

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2000 were $350,961, an increase of 18.7% from March 31, 1999. The increase is attributable to Magic Internet's general and administrative costs of $100,740. The (preexisting) general and administrative costs were actually down 15.4% from 1999, directly related to the reduced revenues.

Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a (FESL) are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds and Ranson Managed Portfolios. Amortization of deferred sales commissions were relatively unchanged in the first three months of 2000 over the same period in 1999.

Depreciation and amortization

Depreciation and amortization increased 45.2% from 1999 primarily due to assets acquired for Magic Internet in October 1, 1999.

Other income (expenses)

Total other income, net of other expenses is a 36.6% increase in the first three months of 2000 compared with the same period in 1999. Investment and other income is 36.5% higher for the three months ended March 31, 2000 compared to the same period in 1999 due to interest income earned on cash in the bank. Interest Expense is 61.0% higher for the three months ended March 31, 2000 compared to the same period in 1999 due to $24,050 interest owed for $962,000 in Corporate Notes issued subsequent to this period last year.

Liquidity and Capital Resources

Net cash from operating activities was $276,573 during the three month period ended March 31, 2000, a increase of 40.7% from $196,555 during the three month period ended March 31, 1999. Depreciation and amortization are a 47.3% increase for the three months ended March 31, 2000 over the same period in 1999. The primary reason is an increase in assets acquired in regards to Magic Internet Services, Inc. Sales commissions amortized for the three months ended March 31, 2000 were slightly higher than the same period in 1999 exclusive of the effect in 1999 for a cumulative effect of an accounting change of $578,648. The 2000 decrease in accounts receivable is directly related to reduction in fee income from the decrease in assets under management/service while 1999 increase was the opposite.

Net cash used by investing activities for the three months ended March 31, 2000 increased by 743.7% to $274,190 from $32,498 for the three months ended March 31, 1999, primarily for the remodeling of the second floor of the company's office building.

Net cash used by financing activities during the three months ended March 31, 2000 was $260,262. The financing activities for the period were paying debt of $201,699, and the redemption of $58,563 of Company Common Stock.

At March 31, 2000, the Company held $1,676,861 in cash and cash equivalents, as compared to $1,934,739 at December 31, 1999. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $2,140,083 at March 31, 2000 from $2,385.005 at December 31, 1999, primarily the result of paying off debt and the purchase of property and equipment.


Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and borrowing capacity under its line of credit, which at April 28, 2000 had $2,000,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt.


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

The Company derives substantially all of its revenues from fees relating to the management of, and provision of services to, the Funds. The fees earned by the Company are generally calculated as a percentage of assets under management /service. If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected. Assets under management/service may decline because redemptions of fund shares exceed sales of fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

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

Item 5:       Other Information
May 1, 2000 - ND Holdings, Inc. entered into a stock purchase agreement to acquire ARM Securities Corporation of Louisville, Kentucky. ARM Securities Corporation is a broker dealer with approximately 60 registered representatives located in several midwestern states and California. ARM markets mainly mutual funds and annuities, and at year-end 1999 handled client assets in excess of $1 billion.


Item 6:       Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None





ND HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     /s/ Robert E. Walstad                                 April 28, 2000
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board
(CFO and CAO)