Form 10QSB
period 2000-06-30
ND HOLDINGS INC
filed 2000-08-21
CIK 944696

FORM 10-QSB

                               Securities and Exchange Commission
                                     Washington, D.C. 20549

                    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              U.S. SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended June 30, 2000

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

Yes        X         No

As of August 4, 2000, there were 7,519,687 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No        X









                                         FORM 10-QSB

                                      ND HOLDINGS, INC.

                                            INDEX


Part I:     FINANCIAL INFORMATION                                      Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
                 June 30, 2000 and December 31, 1999                         3

            Condensed Consolidated Statements of Operations-
                 Three months ended June 30, 2000 and 1999                   4

            Condensed Consolidated Statements of Operations-
                 Six months ended June 30, 2000 and 1999                     5

            Condensed Consolidated Statements of Cash Flows-
                 Six months ended June 30, 2000 and 1999                     6

            Notes to Condensed Consolidated Financial Statements             7

Item 2      Management's Discussion and Analysis or Plan of Operation


Part II     OTHER INFORMATION

Item 4      Submission of matters to a vote of security holders              14

Item 6      Exhibits and Reports on Form 8-K                                 14

            Signatures                                                       15

                            ND HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  June 30,      December 31,
                                                    2000             1999
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  1,314,700      $ 1,934,739
  Cash segregated for the exclusive benefit
    of customers                                   1,204,497                0
  Securities available-for-sale                      142,000          100,000
  Accounts receivable                                658,890          350,266
  Prepaids                                            34,928           46,127
                                                -----------------------------
  Total current assets                          $  3,355,015     $  2,431,132
                                                -----------------------------

PROPERTY AND EQUIPMENT                          $  1,978,623     $  1,690,186
  Less accumulated depreciation                     (505,485)        (421,853)
                                                -----------------------------
  Net equipment                                 $  1,473,138     $  1,268,333
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  2,160,025     $  2,500,616
  Covenant not to compete ( net of accumulated
    amortization of $340,874 for 2000 and
    $313,624 for 1999)                               177,126          204,376
  Investment advisor's agreements (net of
   amortization of $1,296,117 for 2000 and
   $1,142,210 for 1999)                            4,853,631        5,007,371
  Goodwill (net of amortization of $27,295
   for 2000 and $8,373 for 1999)                     997,219          494,019
  Other assets                                       204,544          167,126
                                               ------------------------------
  Total other assets                            $  8,392,545     $  8,373,508
                                                -----------------------------
TOTAL ASSETS                                    $ 13,220,698     $ 12,072,973
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $     87,891     $    105,951
  Accounts payable                                    48,755           47,921
  ARM acquired payable                               964,168                0
  Other current liabilities                          494,411          219,258
  Short-term borrowings                               56,213          200,000
  Deferred tax liability                             167,568           85,752
  Current portion of long-term debt                   11,537           11,082
                                                -----------------------------
  Total current liabilities                     $  1,830,543     $    669,964
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $    607,372     $    613,047
  Debenture certificates                             940,000          950,000
  Corporate notes                                    962,000          962,000
  Less current portion                               (11,537)         (11,082)
                                                -----------------------------
  Total long-term liabilities                   $  2,497,836     $  2,513,965
                                                -----------------------------
TOTAL LIABILITIES                               $  4,328,378     $  3,183,929
                                                -----------------------------

MINORITY INTEREST IN SUBSIDIARY                      460,052          469,063
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 7,561,187 and
   7,615,187 shares issued and outstanding,
   respectively                                 $  9,782,670     $  9,858,309
  Receivable - unearned ESOP shares                        0         (100,890)
  Accumulated deficit                             (1,350,402)      (1,337,438)
                                                -----------------------------
  Total stockholders' equity                    $  8,432,268     $  8,419,981
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 13,220,698     $ 12,072,973
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            June 30,
                                                    -------------------------
                                                        2000         1999
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   783,100   $   924,342
  Commissions                                         1,047,908       226,759
  Internet revenues                                     173,065             0
                                                    -------------------------
  Total revenue                                     $ 2,004,073   $ 1,151,101
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   352,701   $   240,399
  Commission expense                                    916,374       202,206
  General and administrative expenses                   424,420       285,079
  Sales commissions amortized                           146,668       149,621
  Depreciation and amortization                         148,907       100,626
                                                    -------------------------
  Total operating expenses                          $ 1,989,070   $   977,931
                                                    -------------------------

OPERATING INCOME                                    $    15,003   $   173,170
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    53,639   $    32,682
  Interest expense                                      (56,279)      (48,327)
                                                    -------------------------
  Net other income (expense)                        $    (2,640)  $   (15,645)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $    12,363   $   157,525

DEFERRED INCOME TAX EXPENSE                         $   (21,469)      (91,166)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $    (9,106)  $    66,359

MINORITY INTEREST IN SUBSIDIARY                     $    (2,051)            0
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $   (11,157)  $    66,359
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $         0   $       .01

AVERAGE COMMON SHARES OUTSTANDING                     7,540,437     7,722,103

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                        2000         1999
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 1,607,632   $ 1,835,779
  Commissions                                         1,144,903       468,043
  Internet revenues                                     336,299             0
                                                    -------------------------
  Total revenue                                     $ 3,088,834   $ 2,303,822
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   646,602   $   483,787
  Commission expense                                  1,002,756       409,880
  General and administrative expenses                   775,381       580,875
  Sales commissions amortized                           293,985       294,986
  Depreciation and amortization                         291,663       198,951
                                                    -------------------------
  Total operating expenses                          $ 3,010,387   $ 1,968,479
                                                    -------------------------

OPERATING INCOME                                    $    78,447   $   335,343
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    92,049   $    60,805
  Interest expense                                     (110,658)      (82,095)
                                                    -------------------------
  Net other income (expense)                        $   (18,609)  $   (21,290)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $    59,838   $   314,053

DEFERRED INCOME TAX EXPENSE                         $   (81,816)     (180,826)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST AND
CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE           $   (21,978)  $   133,227

MINORITY INTEREST IN SUBSIDIARY                     $     9,011             0

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
  (net of tax effect)                                         0      (373,455)
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST AND
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE         $   (12,967)  $  (240,228)
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $         0   $      (.03)

AVERAGE COMMON SHARES OUTSTANDING                     7,540,437     7,722,103

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                      Six Months Ended
                                                                          June 30,
                                                                -------------------------
                                                                   2000         1999
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $     (12,967)    $    (240,228)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             291,663           198,951
     Sales commissions amortized/charged off                   293,985           892,512
     Minority interest                                          (9,011)                0
     (Increase) decrease in:
       Accounts receivable                                    (207,942)          (42,218)
       Prepaids                                                 11,199             4,175
       Deferred sales commissions capitalized                   46,606          (318,464)
       Other assets                                            (45,538)          (25,956)
       ESOP Receivable                                         100,890                 0
     Increase (decrease) in:
      Service fees payable                                     (18,057)           27,177
      Accounts payable                                        (160,997)           24,420
      Other liabilities                                         34,919            15,740
      Deferred tax                                              81,816           (60,116)
                                                        ---------------------------------
  Net cash provided by operating activities              $     406,566     $     475,993
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $    (288,436)    $     (51,258)
  Purchase of available-for-sale securities                    (42,000)                0
  Purchase of goodwill                                        (465,908)                0
  Purchase of investment advisory agreement              $           0     $    (287,493)
                                                        ---------------------------------
  Net cash used by investing activities                  $    (796,344)    $    (338,751)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                   (75,639)         (391,766)
  Proceeds from long term notes                                      0           200,000
  Reduction of notes payable                                  (205,675)         (376,630)
  Redemption of debenture/investment certificates              (10,000)          (30,000)
  Proceeds from corporate notes                                      0           770,000
  ARM obligations, net                                          61,053                 0
                                                        ---------------------------------
  Net cash provided (used) by financing activities         $  (230,261)      $   171,604
                                                        ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              $  (620,039)      $    308,846

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                     1,934,739         1,042,179
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                         $ 1,314,700       $ 1,351,025
                                                        =================================

NON-CASH INVESTING ACTIVITY
  Purchase of investment advisory agreement with debt                        $   154,512
  Purchase of goodwill with short term borrowing           $    56,213

                          ND HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             June 30, 2000 and 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of ND Holdings, Inc., as filed with the SEC. The Condensed Consolidated Balance Sheet at December 31, 1999, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of operating results for the entire year.

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

NOTE 4 - ACQUISITION

On May 25, 2000, the Company acquired ARM ("ARM") Securities Corporation, a broker dealer with approximately 60 registered representatives located in several midwestern states and California. ARM markets mainly mutual funds and annuities, and at year-end 1999 handled client assets in excess of $1 billion. The acquisition was accounted for as a stock purchase in which the Company paid $1,007,893 in cash and $56,210 in short term borrowing. The operations and financial position of ARM were accounted for in the condensed consolidated financial statements of the Company beginning May 1, 2000. The excess purchase price over the estimated fair value of the equity of ARM was $502,000, which has been recorded as goodwill and is being amortized using the straight-line method over 40 years. In addition, the Company paid various other costs totaling $20,121 to complete the acquisition. These costs are also being amortized using the straight-line method over 40 years.

The following are audited numbers from December 31,1999 for ARM Securities Corporation.

                           Audited
                         Year ended
                     December 31, 1999

      Revenues            51,799,861
      Expenses            51,799,861
                        -------------
        Net                        0

As of August 14, 2000, the Company is awaiting Regulation S-X reporting per the purchase agreement from ARM Financial Group, Inc., the former parent of ARM Securities Corporation, therefore a proforma statement is unavailable at this time.


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

ND Holdings, Inc. is a holding company which operates in three business segments, 1) as an investment adviser and provider of administrative service to sponsored and non-proprietary mutual funds, 2) as an internet service provider for the Minot and surrounding area and 3) as a broker dealer.

As of and for the six months ended June 30, 2000 (in thousands)

                                 Segment 1            Segment 2            Segment 3
Revenues                         1,848                  336                   905
Assets, net                      6,904                  942                   586
Net Income (Loss)                  (19)                 (18)                   24

The Company provides investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing shareholder services, fund accounting and other administrative services offered by ND Resources, Inc. ("ND Resources") to fund groups in the United States. As of August 4, 2000, ND Resources was providing services to one outside fund group.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of June 30,                                2000      1999      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 297.2  $ 342.9       (13.3)%
EQUITY Fund of Funds                         $  22.4  $  22.3          .4%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 319.6  $ 365.2      (12.5)%
--------------------------------------------------------------------------
Investors Research Fund                      $  21.1  $  22.2       (5.0)%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 340.7  $ 387.4      (12.1)%
==========================================================================
Average for the six month period             $ 347.8  $ 380.1       (8.5)%
==========================================================================

The Company's revenues depend primarily upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management/service were $340.7 million at June 30, 2000, decrease of $23.4 million (-6.4%) from December 31, 1999 and a decrease of $46.7 million (-12.1%) from June 30, 1999. June 2000's decrease in assets under management/service compared to June 1999 was primarily the result of a decrease in the net asset value (share price) of the fixed income funds and a continuing shift by investors from tax-free income funds to equity funds. According to the Investment Company Institute's "Trends in Mutual Fund Activity" report, total net assets held in tax-free income funds fell 9% from $298.6 billion to $271.6 billion during calendar 1999 while the Company's fixed income tax-free assets under management fell just 7%.


RESULTS OF OPERATIONS

                                    Three months ended               Six months ended
                                         June 30                         June 30
                                     2000         1999               2000        1999
Net Income After Minority Interest
   and Cumulative Effect          $  (11,157)  $    66,359       $  (12,967)  $ (240,228)
Earnings per share
   Primary                        $     0.00   $      0.01       $     0.00        (0.03)
   Fully-diluted                  $     0.00   $      0.01             0.00        (0.03)
                                  -------------------------------------------------------

Net income (loss) after minority interest during the second quarter ended
June 30, 2000 decreased as compared to the same quarter in the previous fiscal year primarily due to a 14% increase in operating expenses that are discussed in detail in the operating expense paragraphs that follow.

Net income (loss) after minority interest and cumulative effect during the six months ended June 30, 2000 increased as compared to the same quarter in the previous fiscal year primarily due to the net activity 1999's cumulative effect of an accounting change of $373,455 offset by a 12% increase in 2000's operating expense that are discussed in detail in the operating expense paragraphs that follow.

OPERATING REVENUES

Total operating revenues for the second quarter ended June 30, 2000 were $2,004,073, an increase of 74.1% from June 30, 1999. The increase is the net result of the revenues of ARM and Magic Internet, $904,666 and $173,065 respectively offset by $141,242 loss in fee revenues due to a decrease in assets under management/service.

Total operating revenues for the six months ended June 30, 2000 were $3,088,834, an increase of 34.1% from June 30, 1999. The increase is the net result of the revenues of ARM and Magic Internet, $904,666 and $336,298 respectively, offset by $228,147 loss in fee revenues due to a decrease in assets under management/service.

Fee income for the second quarter ended June 30, 2000 was a decrease of 15.3% compared to June 30, 1999. The decrease is the result of the loss in fee revenue due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued another class of shares, Class A shares Front End Sales Load (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more Class B shares are converted to Class A shares.

Fee income for the six months ended June 30, 2000 was a decrease of 12.4% compared to June 30, 1999. The decrease is the result of the loss in fee revenue due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares.

Commission income increased 362.1%, to $1,047,908 for the second quarter ended June 30, 2000 from $226,759 for the same period last year. The increase is a net result of commission revenues of ARM, $904,666 offset by $83,517 loss in commission income due to a continuing shift by investors from tax-free fixed income funds to equity funds.

Commission income increased 144.6%, to $1,144,903 for the six months ended June 30, 2000 from $468,043 for the same period last year. The increase is a net result of commission revenues of ARM, $904,666 offset by $227,806 loss in commission income due to a continuing shift by investors from tax-free fixed income funds to equity funds.

Internet revenues were $173,065 for the second quarter ended June 30, 2000 and $336,299 for the six months ended June 30, 2000. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company owns a 51% interest in the corporation.

OPERATING EXPENSES

Total operating expenses for the second quarter and six months ended June 30, 2000 were $1,989,070 and $3,010,387 respectively, an increase of 103.4% and 52.9%, from the same periods ended June 30, 1999. The 103.4% and 52.9% increase is a result of the net activity in the major expense categories as described in the paragraphs that follow.

COMPENSATION AND BENEFITS

Total compensation and benefits for the second quarter ended June 30, 2000 were $352,701, an increase of 46.7% from June 30, 1999. The increase is primarily attributable to ARM and Magic Internet employee compensation and benefits of $51,800 and $40,267 respectively.

Total compensation and benefits for the six months ended June 30, 2000 were $646,602, an increase of 33.7% from June 30, 1999. The increase is primarily attributable to ARM and Magic Internet employee compensation and benefits of $51,800 and $83,883 respectively.

COMMISSION EXPENSE

Total commission expense for the second quarter ended June 30, 2000 was $916,374, an increase of 353.2% from June 30, 1999. The increase is a net result of ARM commission expense of $793,743 and a $79,575 decrease in commission expense relative to commission income.

Total commission expense for the six months ended June 30, 2000 was $1,002,756, an increase of 144.7% from June 30, 1999. The increase is a net result of ARM commission expense of $793,743 and a $200,867 decrease in commission expense relative to commission income.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the second quarter ended June 30, 2000 were $424,420, an increase of 48.9% from June 30, 1999. The increase is attributable to ARM and Magic Internet's general and administrative costs of $36,186 and $104,791 respectively. The preexisting general and administrative costs were slightly down, 1.0% from 1999.

Total general and administrative expenses for the six months ended June 30, 2000 were $775,381, an increase of 33.5% from June 30, 1999. The increase is attributable to ARM and Magic Internet's general and administrative costs of $36,186 and $205,531. The preexisting general and administrative costs were slightly down 8.1% from 1999, primarily service fee expense directly related to the reduction in fee income.

SALES COMMISSIONS AMORTIZED

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a (FESL) are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds and Ranson Managed Portfolios. Amortization of deferred sales commissions were relatively unchanged in the second quarter and six months ended June 30, 2000 over the same period in 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 48.0% for the second quarter ended June 30, 2000 and 46.6% for the six months ended June 30, 2000 compared to the same period 1999, primarily due to assets acquired for Magic Internet in October 1, 1999.

OTHER INCOME (EXPENSES)

Total other income, net of other expenses is a 83.1% increase in the second quarter ended June 30, 2000 compared with the same period in 1999. Interest and other income is 64.1% higher for the second quarter ended June 30, 2000 compared to the same period in 1999 due to interest income earned on cash invested. Interest Expense is 16.5% higher for the second quarter ended
June 30, 2000 compared to the same period in 1999 due to the interest accrued for $962,000 in Corporate Notes issued starting in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities were $406,566 during the six month period June 30, 2000, a decrease of 14.6% from $475,993 during the six month period ended June 30, 1999. Depreciation and amortization are a 46.6% increase for the six months ended June 30, 2000 over the same period in 1999. The primary reason is an increase in assets acquired in regards to Magic Internet Services, Inc.. Sales commissions amortized for the six months ended June 30, 2000 were slightly lower than the same period in 1999 exclusive of the effect in 1999 of a cumulative effect of an accounting change of $578,648 (before tax benefit). Accounts receivable increased for the six months ended June 30, 2000 for 12b-1 commissions earned not yet received. The significant decrease in deferred sales commissions capitalized is directly related to the shift by investors from tax-free income funds to equity funds. Accounts payable decreased $160,997 for the six months ended June 30, 2000.

Net cash used by investing activities for the six months ended June 30, 2000 increased to $796,344 from $338,751 for the six months ended June 30, 1999. The 2000 increase includes remodeling of the second floor of the company's office building, investment in Class A shares for the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and South Dakota Tax-Free Fund, Inc., and goodwill for the acquisition of ARM. The 1999 activity was primarily for the purchase of the investment advisory agreement for Lancaster Nebraska Tax-Free Fund.

Net cash used by financing activities during the six months ended June 30, 2000 was $230,261. The financing activities for the period were a net of paying debt of $205,675, the redemption of $75,639 of Company Common Stock, and redemption of a debenture.

At June 30, 2000, the Company held $1,314,700 in cash and cash equivalents, as compared to $1,934,739 at December 31, 1999. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $2,115,590 at June 30, 2000 from $2,385,005 at December 31, 1999, the net effect of acquiring ARM, offset by paying off debt and the purchase of property and equipment.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and borrowing capacity under its line of credit, which at August 4, 2000 had $2,000,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt.


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

Prior to the acquisition of ARM, the Company derived substantially all of its revenues from fees relating to the management of, and provision of services to, the Funds. The fees earned by the Company are generally calculated as a percentage of assets under management/service. If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected. Assets under management/service may decline because redemptions of fund shares exceed sales of fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

ARM revenues are generated from commissions (FESLs) and regular service fees received from various mutual fund and insurance companies. If sales of mutual funds or annuities decline, commissions revenues and earnings would be adversely affected. If ARM's assets under service decline, service fee revenues and earnings would be adversely affected. Lower securities market levels may reduce sales of mutual funds or annuities, and assets under service may contract thus reducing service fee revenues and earnings

In seeking to sell fund shares, and market its other services, the Company operates in the highly competitive financial services industry. The Company competes with approximately 8,000 open-end investment companies which offer their shares to the investing public in the United States. In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loans associations and other financial institutions, as well as investment advisory firms. Most of these competitors have substantially greater resources than the Company. The Company sells fund shares principally through third party broker-dealers.
The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares.
This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of fund shares. However, reduced sales loads would make the sale of fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of fund shares.
In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of fund shares which could have a material adverse effect on the Company's earnings. The ability of the Company to sell fund shares may also be affected by general economic conditions including, amongst other factors, changes in interest rates and the inflation rate. Interest and inflation rate changes may particularly impact the flow of money into mutual funds which invest in fixed-income securities. Each of the Funds except Integrity Fund of Funds invests substantially all of its assets in fixed-income securities.

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

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 12, 2000, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                          Number of Votes Cast for
Vance A. Castleman                                                 5,222,104
Daniel L. Feist                                                    5,368,240
Lyle E. McLain                                                     5,368,240
Peter A. Quist                                                     5,344,145
Myron D. Thompson                                                  5,368,240
Robert E. Walstad                                                  5,313,803
Richard H. Walstad                                                 5,344,145

2. To approve appointment of Brady Martz & Associates, P.C. as independent auditor for the Company for the fiscal year ending December 31, 2000.

For                                                                5,366,340
Abstain                                                               47,760

ITEM 5:       OTHER INFORMATION
On July 1, 2000 - the Company introduced an offering of subordinated debentures, strictly limited to bona fide North Dakota residents, maximum of $1,000,000. As of August 4, 2000, the Company had issued $425,000.

On July 5, 2000 - the Company launched the Integrity Small-Cap Fund of Funds. The Fund is similar to the Integrity Fund of Funds in that it will invest in other mutual funds, but will focus on funds that invest primarily in small-cap stocks. The funds will offer investors the ability to invest in each fund, in both funds or transfer between the funds.


ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         The Company filed Form 8-K on June 9, 2000.
         Acquisition of ARM Securities Corporation



ND HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     /s/ Robert E. Walstad                                 August 14, 2000
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board
(CFO and CAO)

