Form 10QSB/A
period 2000-06-30
ND HOLDINGS INC
filed 2000-10-11
CIK 944696

FORM 10-QSB/A

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

                            ND HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  June 30,      December 31,
                                                    2000             1999
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  1,314,700      $ 1,934,739
  Cash segregated for the exclusive benefit
    of customers                                   1,204,497                0
  Securities available-for-sale                      142,000          100,000
  Accounts receivable                                658,890          350,266
  Prepaids                                            34,928           46,127
                                                -----------------------------
  Total current assets                          $  3,355,015     $  2,431,132
                                                -----------------------------

PROPERTY AND EQUIPMENT                          $  1,978,623     $  1,690,186
  Less accumulated depreciation                     (505,485)        (421,853)
                                                -----------------------------
  Net equipment                                 $  1,473,138     $  1,268,333
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  2,160,025     $  2,500,616
  Covenant not to compete ( net of accumulated
    amortization of $340,874 for 2000 and
    $313,624 for 1999)                               177,126          204,376
  Investment advisor's agreements (net of
   amortization of $1,296,117 for 2000 and
   $1,142,210 for 1999)                            4,853,631        5,007,371
  Goodwill (net of amortization of $27,295
   for 2000 and $8,373 for 1999)                     997,219          494,019
  Other assets                                       204,544          167,126
                                               ------------------------------
  Total other assets                            $  8,392,545     $  8,373,508
                                                -----------------------------
TOTAL ASSETS                                    $ 13,220,698     $ 12,072,973
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $     87,891     $    105,951
  Accounts payable                                    48,755           47,921
  ARM acquired payable                               908,736                0
  Other current liabilities                          469,932          219,258
  Short-term borrowings                               56,213          200,000
  Deferred tax liability                             198,893           85,752
  Current portion of long-term debt                   11,537           11,082
                                                -----------------------------
  Total current liabilities                     $  1,781,957     $    669,964
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $    607,372     $    613,047
  Debenture certificates                             940,000          950,000
  Corporate notes                                    962,000          962,000
  Less current portion                               (11,537)         (11,082)
                                                -----------------------------
  Total long-term liabilities                   $  2,497,836     $  2,513,965
                                                -----------------------------
TOTAL LIABILITIES                               $  4,279,793     $  3,183,929
                                                -----------------------------

MINORITY INTEREST IN SUBSIDIARY                      460,052          469,063
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 7,561,187 and
   7,615,187 shares issued and outstanding,
   respectively                                 $  9,782,670     $  9,858,309
  Receivable - unearned ESOP shares                        0         (100,890)
  Accumulated deficit                             (1,301,817)      (1,337,438)
                                                -----------------------------
  Total stockholders' equity                    $  8,480,853     $  8,419,981
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 13,220,698     $ 12,072,973
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            June 30,
                                                    -------------------------
                                                        2000         1999
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   783,100   $   924,342
  Commissions                                         1,047,908       226,759
  Internet revenues                                     173,065             0
                                                    -------------------------
  Total revenue                                     $ 2,004,073   $ 1,151,101
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   352,701   $   240,399
  Commission expense                                    836,464       202,206
  General and administrative expenses                   424,420       285,079
  Sales commissions amortized                           146,668       149,621
  Depreciation and amortization                         148,907       100,626
                                                    -------------------------
  Total operating expenses                          $ 1,909,160   $   977,931
                                                    -------------------------

OPERATING INCOME                                    $    94,913   $   173,170
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    53,639   $    32,682
  Interest expense                                      (56,279)      (48,327)
                                                    -------------------------
  Net other income (expense)                        $    (2,640)  $   (15,645)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $    92,273   $   157,525

DEFERRED INCOME TAX EXPENSE                         $   (52,794)      (91,166)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $    39,479   $    66,359

MINORITY INTEREST IN SUBSIDIARY                     $    (2,051)            0
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $    37,428   $    66,359
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $         0   $       .01

AVERAGE COMMON SHARES OUTSTANDING                     7,540,437     7,722,103

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                        2000         1999
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 1,607,632   $ 1,835,779
  Commissions                                         1,144,903       468,043
  Internet revenues                                     336,299             0
                                                    -------------------------
  Total revenue                                     $ 3,088,834   $ 2,303,822
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   646,602   $   483,787
  Commission expense                                    922,846       409,880
  General and administrative expenses                   775,381       580,875
  Sales commissions amortized                           293,985       294,986
  Depreciation and amortization                         291,663       198,951
                                                    -------------------------
  Total operating expenses                          $ 2,930,477   $ 1,968,479
                                                    -------------------------

OPERATING INCOME                                    $   158,357   $   335,343
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    92,049   $    60,805
  Interest expense                                     (110,658)      (82,095)
                                                    -------------------------
  Net other income (expense)                        $   (18,609)  $   (21,290)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   139,748   $   314,053

DEFERRED INCOME TAX EXPENSE                         $  (113,141)     (180,826)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST AND
CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE           $    26,607   $   133,227

MINORITY INTEREST IN SUBSIDIARY                     $     9,011             0

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
  (net of tax effect)                                         0      (373,455)
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST AND
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE         $    35,618   $  (240,228)
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $         0   $      (.03)

AVERAGE COMMON SHARES OUTSTANDING                     7,540,437     7,722,103

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                      Six Months Ended
                                                                          June 30,
                                                                -------------------------
                                                                   2000         1999
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $      35,618     $    (240,228)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             291,663           198,951
     Sales commissions amortized/charged off                   293,985           892,512
     Minority interest                                          (9,011)                0
     (Increase) decrease in:
       Accounts receivable                                    (207,942)          (42,218)
       Prepaids                                                 11,199             4,175
       Deferred sales commissions capitalized                   46,606          (318,464)
       Other assets                                            (45,538)          (25,956)
       ESOP Receivable                                         100,890                 0
     Increase (decrease) in:
      Service fees payable                                     (18,057)           27,177
      Accounts payable                                        (160,997)           24,420
      Other liabilities                                         10,440            15,740
      Deferred tax                                             113,141           (60,116)
                                                        ---------------------------------
  Net cash provided by operating activities              $     461,997     $     475,993
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $    (288,436)    $     (51,258)
  Purchase of available-for-sale securities                    (42,000)                0
  Purchase of goodwill                                        (465,908)                0
  Purchase of investment advisory agreement              $           0     $    (287,493)
                                                        ---------------------------------
  Net cash used by investing activities                  $    (796,344)    $    (338,751)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                   (75,639)         (391,766)
  Proceeds from long term notes                                      0           200,000
  Reduction of notes payable                                  (205,675)         (376,630)
  Redemption of debenture/investment certificates              (10,000)          (30,000)
  Proceeds from corporate notes                                      0           770,000
  ARM obligations, net                                           5,622                 0
                                                        ---------------------------------
  Net cash provided (used) by financing activities         $  (285,692)      $   171,604
                                                        ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              $  (620,039)      $    308,846

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                     1,934,739         1,042,179
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                         $ 1,314,700       $ 1,351,025
                                                        =================================

NON-CASH INVESTING ACTIVITY
  Purchase of investment advisory agreement with debt                        $   154,512
  Purchase of goodwill with short term borrowing           $    56,213

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

NOTE 4 - ACQUISITION

On May 25, 2000, the Company acquired ARM ("ARM") Securities Corporation, a broker dealer with approximately 60 registered representatives located in several midwestern states and California. ARM markets mainly mutual funds and annuities, and at year-end 1999 handled client assets in excess of $1 billion. The acquisition was accounted for as a stock purchase in which the Company paid $1,007,893 in cash and $56,213 in short term borrowing. The operations and financial position of ARM were accounted for in the condensed consolidated financial statements of the Company beginning May 1, 2000. The excess purchase price over the estimated fair value of the equity of ARM was $502,000, which has been recorded as goodwill and is being amortized using the straight-line method over 40 years. In addition, the Company paid various other costs totaling $20,121 to complete the acquisition. These costs are also being amortized using the straight-line method over 40 years.

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

As of and for the six months ended June 30, 2000 (in thousands)

                                 Segment 1            Segment 2            Segment 3
Revenues                         1,848                  336                   905
Assets, net                      6,904                  942                   586
Net Income (Loss)                  (19)                 (18)                   72

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


RESULTS OF OPERATIONS

                                    Three months ended               Six months ended
                                         June 30                         June 30
                                     2000         1999               2000        1999
Net Income After Minority Interest
   and Cumulative Effect          $   37,428   $    66,359       $   35,618   $ (240,228)
Earnings per share
   Primary                        $     0.00   $      0.01       $     0.00        (0.03)
   Fully-diluted                  $     0.00   $      0.01             0.00        (0.03)
                                  -------------------------------------------------------

Net income (loss) after minority interest during the second quarter ended
June 30, 2000 decreased as compared to the same quarter in the previous fiscal year.

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

OPERATING EXPENSES

Total operating expenses for the second quarter and six months ended June 30, 2000 were $1,909,160 and $2,930,477 respectively, an increase of 95.2% and 48.9%, from the same periods ended June 30, 1999. The 95.2% and 48.9% increase is a result of the net activity in the major expense categories as described in the paragraphs that follow.

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

COMMISSION EXPENSE

Total commission expense for the second quarter ended June 30, 2000 was $836,464, an increase of 313.7% from June 30, 1999. The increase is a net result of ARM commission expense of $713,833 and a $79,575 decrease in commission expense relative to commission income.

Total commission expense for the six months ended June 30, 2000 was $922,846, an increase of 125.2% from June 30, 1999. The increase is a net result of ARM commission expense of $713,833 and a $200,867 decrease in commission expense relative to commission income.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities were $461,997 during the six month period June 30, 2000, an increase of 2.9% from $475,993 during the six month period ended June 30, 1999. Depreciation and amortization are a 46.6% increase for the six months ended June 30, 2000 over the same period in 1999. The primary reason is an increase in assets acquired in regards to Magic Internet Services, Inc.. Sales commissions amortized for the six months ended June 30, 2000 were slightly lower than the same period in 1999 exclusive of the effect in 1999 of a cumulative effect of an accounting change of $578,648 (before tax benefit). Accounts receivable increased for the six months ended June 30, 2000 for 12b-1 commissions earned not yet received. The significant decrease in deferred sales commissions capitalized is directly related to the shift by investors from tax-free income funds to equity funds. Accounts payable decreased $160,997 for the six months ended June 30, 2000.

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

Net cash used by financing activities during the six months ended June 30, 2000 was $285,692. The financing activities for the period were a net of paying debt of $205,675, the redemption of $75,639 of Company Common Stock, and redemption of a debenture.

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

