Form 10QSB
period 2000-09-30
ND HOLDINGS INC
filed 2000-11-13
CIK 944696

FORM 10-QSB

                   Securities and Exchange Commission
                          Washington, D.C. 20549

          [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  U.S. SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

Yes        X         No

As of October 27, 2000, there were 7,449,687 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No        X


FORM 10-QSB/A

ND HOLDINGS, INC.

INDEX


Part I:     FINANCIAL INFORMATION                               Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
            September 30, 2000 and December 31, 1999                   3

            Condensed Consolidated Statements of Operations-
            Three months ended September 30, 2000 and 1999             4

            Condensed Consolidated Statements of Operations-
            Nine months ended September 30, 2000 and 1999              5

            Condensed Consolidated Statements of Cash Flows-
            Nine months ended September 30, 2000 and 1999              6

            Notes to Condensed Consolidated Financial Statements       7

Item 2      Management's Discussion and Analysis or Plan of Operation


Part II     OTHER INFORMATION

Item 4      Submission of matters to a vote of security holders       14

Item 6      Exhibits and Reports on Form 8-K                          14

            Signatures                                                15

                   ND HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                       September 30,    December 31,
                                                                           2000             1999
                                                                      -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $  1,759,166      $ 1,934,739
  Cash segregated for the exclusive benefit
    of customers                                                           686,071                0
  Securities available-for-sale                                            147,000          100,000
  Accounts receivable                                                      625,341          350,266
  Prepaids                                                                  47,551           46,127
                                                                      -----------------------------
  Total current assets                                                $  3,265,129     $  2,431,132
                                                                      -----------------------------

PROPERTY AND EQUIPMENT                                                $  2,023,181     $  1,690,186
  Less accumulated depreciation                                           (551,173)        (421,853)
                                                                      -----------------------------
  Net property and equipment                                          $  1,472,008     $  1,268,333
                                                                      -----------------------------
OTHER ASSETS
  Deferred sales commissions                                          $  2,004,623     $  2,500,616
  Covenant not to compete ( net of accumulated
    amortization of $354,499 for 2000 and
    $313,624 for 1999)                                                     163,501          204,376
  Investment advisor's agreements (net of accumulated
   amortization of $1,372,820 for 2000 and
   $1,142,210 for 1999)                                                  4,765,683        5,007,371
  Goodwill (net of accumulated amortization of $35,710
   for 2000 and $8,373 for 1999)                                           988,803          494,019
  Other assets                                                             191,303          167,126
                                                                     ------------------------------
  Total other assets                                                  $  8,113,913     $  8,373,508
                                                                      -----------------------------
TOTAL ASSETS                                                          $ 12,851,050     $ 12,072,973
                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                                                $     87,948     $    105,951
  Accounts payable                                                          64,770           47,921
  ARM acquired payable                                                     173,750                0
  Other current liabilities                                                394,346          219,258
  Short-term borrowings                                                          0          200,000
  Deferred tax liability                                                   268,087           85,752
  Current portion of long-term debt                                         11,917           11,082
                                                                      -----------------------------
  Total current liabilities                                           $  1,000,818     $    669,964
                                                                      -----------------------------
LONG-TERM LIABILITIES
  Note payable                                                        $    583,162     $    613,047
  Debenture certificates                                                   940,000          950,000
  Corporate notes                                                          962,000          962,000
  Subordinate Debentures                                                   490,000                0
  Less current portion                                                     (11,917)         (11,082)
                                                                      -----------------------------
  Total long-term liabilities                                         $  2,963,245     $  2,513,965
                                                                      -----------------------------
TOTAL LIABILITIES                                                     $  3,964,063     $  3,183,929
                                                                      -----------------------------

MINORITY INTEREST IN SUBSIDIARY                                            447,700          469,063
                                                                      -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 7,464,687 and
   7,615,187 shares issued and outstanding,
   respectively                                                       $  9,732,068     $  9,858,309
  Receivable - unearned ESOP shares                                              0         (100,890)
  Accumulated deficit                                                   (1,292,781)      (1,337,438)
                                                                      -----------------------------
  Total stockholders' equity                                          $  8,439,287     $  8,419,981
                                                                      -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 12,851,050     $ 12,072,973
                                                                      =============================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    -2-

                ND HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2000         1999
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   770,643   $   924,156
  Commissions                                         1,219,502       405,509
  Internet revenues                                     168,609             0
                                                    -------------------------
  Total revenue                                     $ 2,158,754   $ 1,329,665
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   395,735   $   255,112
  Commission expense                                    968,119       327,142
  General and administrative expenses                   420,037       220,415
  Sales commissions amortized                           146,172       152,079
  Depreciation and amortization                         149,786       105,092
                                                    -------------------------
  Total operating expenses                          $ 2,079,849   $ 1,059,840
                                                    -------------------------

OPERATING INCOME                                    $    78,905   $   269,825
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    57,558   $    31,987
  Interest expense                                      (70,584)      (53,628)
                                                    -------------------------
  Net other income (expense)                        $   (13,026)  $   (21,641)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $    65,879   $   248,184

DEFERRED INCOME TAX EXPENSE                         $   (69,194)     (126,108)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $    (3,315)   $  122,076

MINORITY INTEREST IN SUBSIDIARY                     $    12,352             0
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $     9,037   $   122,076
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $         0   $       .02

AVERAGE COMMON SHARES OUTSTANDING                     7,527,409     7,624,964

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  -3-


                 ND HOLDINGS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Nine Months Ended
                                                            September 30,
                                                    -------------------------
                                                        2000         1999
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 2,378,275   $ 2,759,935
  Commissions                                         2,364,406       873,552
  Internet revenues                                     504,907             0
                                                    -------------------------
  Total revenue                                     $ 5,247,588   $ 3,633,487
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $ 1,042,337   $   738,898
  Commission expense                                  1,890,965       737,023
  General and administrative expenses                 1,195,418       801,290
  Sales commissions amortized                           440,158       447,065
  Depreciation and amortization                         441,449       304,043
                                                    -------------------------
  Total operating expenses                          $ 5,010,327   $ 3,028,319
                                                    -------------------------

OPERATING INCOME                                    $   237,261   $   605,168
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $   149,606   $    92,793
  Interest expense                                     (181,241)     (135,724)
                                                    -------------------------
  Net other income (expense)                        $   (31,635)  $   (42,931)
                                                    -------------------------

INCOME BEFORE INCOME TAX EXPENSE                    $   205,626   $   562,237

DEFERRED INCOME TAX EXPENSE                         $  (182,335)     (306,935)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST AND
CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE           $    23,291   $   255,302

MINORITY INTEREST IN SUBSIDIARY                     $    21,363             0

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
  (net of tax effect)                                         0      (373,455)
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST AND
  CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE         $    44,654   $  (118,153)
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $       .01   $      (.02)

AVERAGE COMMON SHARES OUTSTANDING                     7,527,409     7,624,964

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  -4-

                      ND HOLDINGS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         (Unaudited)
                                                                      Nine Months Ended
                                                                         September 30,
                                                                -------------------------
                                                                   2000         1999
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $      44,654    $     (118,152)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             441,449           304,043
     Sales commissions amortized/charged off                   440,158         1,044,591
     Minority interest                                         (21,363)                0
     (Increase) decrease in:
       Accounts receivable                                    (275,075)          (32,041)
       Prepaids                                                 (1,424)            6,710
       Deferred sales commissions capitalized                   55,836          (381,974)
       Other assets                                            (37,485)          (33,694)
       ESOP Receivable                                         100,890                 0
     Increase (decrease) in:
      Service fees payable                                     (18,000)           17,863
      Accounts payable                                        (144,982)           30,503
      Other liabilities                                        (65,146)            3,588
      Deferred tax                                             182,336            65,992
                                                        ---------------------------------
  Net cash provided by operating activities              $     701,848     $     907,429
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $    (332,995)    $     (69,593)
  Purchase of available-for-sale securities                    (47,000)                0
  Purchase of goodwill                                        (532,295)                0
  Purchase of investment advisory agreement              $           0     $    (287,493)
                                                        ---------------------------------
  Net cash used by investing activities                  $    (912,290)    $    (357,086)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                  (126,241)         (559,302)
  Proceeds from long term notes                                      0           200,000
  Reduction of notes payable                                  (208,634)         (379,169)
  Redemption of debenture/investment certificates              (10,000)          (30,000)
  Proceeds from corporate notes                                      0           770,000
  Proceeds form subordinate debentures                         490,000                 0
  ARM obligations, net                                        (110,255)                0
                                                        ---------------------------------
  Net cash provided (used) by financing activities       $      34,870     $       1,529
                                                        ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            $    (175,572)    $     551,872

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                     1,934,739         1,042,179
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $   1,759,167     $   1,594,051
                                                        =================================

NON-CASH INVESTING ACTIVITY
  Purchase of investment advisory agreement with debt    $     (21,252)    $     154,512

                                    -5-

                  ND HOLDINGS, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) September 30, 2000 and 1999

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of operating results for the entire year.


NOTE 2 - INCOME TAXES

The Company's effective tax rate differs from the U. S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition on January 5, 1996. The Company's effective tax rates for 1999, 1998 and 1997 were 63%, 62% and 64%, respectively. The effective rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson acquisition, which has a remaining life of 16 years.

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


NOTE 4 - ACQUISITION

On May 25, 2000, the Company acquired ARM ("ARM") Securities Corporation, a broker dealer with approximately 60 registered representatives located in several midwestern states and California. ARM markets mainly mutual funds and annuities, and at year-end 1999 handled client assets in excess of $1 billion. The acquisition was accounted for as a stock purchase in which the Company paid $1,007,893 in cash and $56,213 in short term borrowing, which was paid in August 2000. The operations and financial position of ARM were accounted for in the condensed consolidated financial statements of the Company beginning May 1, 2000. The excess purchase price over the estimated fair value of the equity of ARM was $502,000, which has been recorded as goodwill and is being amortized using the straight-line method over 40 years. In addition, the Company paid various other costs totaling $30,295 to complete the acquisition. These costs are also being amortized using the straight-line method over 40 years.

     ND HOLDINGS, INC. AND SUBSIDIARIES AND ARM SECURITIES CORPORATION
          CONSOLIDATED PRO-FORMA FINANCIAL INFORMATION (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 1999

                                                       In Thousands
                               ND Holdings,
                                 Inc. and     ARM Securities    Pro-forma      Pro-forma
                               Subsidiaries    Corporation     Adjustments    Consolidated
                               ----------------------------------------------------------
Revenues                        $  1,330        $ 11,750        $(10,450) a      $  2,630
Expenses                           1,208          11,750         (10,447) b         2,511
                               ----------------------------------------------------------
Net                             $    122        $      0        $     (3)             119

FOR THE NINE MONTHS ENDED SEPTEMBER 2000

                                                       In Thousands
                               ND Holdings,
                                 Inc. and     ARM Securities    Pro-forma      Pro-forma
                               Subsidiaries    Corporation     Adjustments    Consolidated
                               ----------------------------------------------------------
Revenues                        $  5,248        $  3,880        $ (2,588) a     $  6,540
Expenses                           5,203           3,880          (2,578) b        6,505
                               ----------------------------------------------------------
Net                             $     45        $      0        $    (10)             35

FOR THE NINE MONTHS ENDED SEPTEMBER 1999

                                                       In Thousands
                               ND Holdings,
                                 Inc. and     ARM Securities    Pro-forma      Pro-forma
                               Subsidiaries    Corporation     Adjustments    Consolidated
                               ----------------------------------------------------------
Revenues                        $  3,633        $ 48,976        $(45,619) a     $  6,990
Expenses                           3,751          48,976         (45,609) b        7,118
                               ----------------------------------------------------------
Net                             $   (118)       $      0        $    (10)           (128)

a) Reduction for revenues not acquired in the acquisition, ARM Financial Group's proprietary products.

b) Reduction for commission expense and management fees related to above revenues net of amortization of goodwill of $532,295 over a period of 40 years.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL
ND Holdings, Inc. is a holding company which operates in three business segments, 1) as an investment adviser, distributor and provider of administrative service to sponsored and non-proprietary mutual funds, 2) as an internet service provider for the Minot and surrounding area and 3) as a broker dealer.

As of and for the nine months ended September 30, 2000 (in thousands)

                               Segment 1            Segment 2            Segment 3
                               ---------------------------------------------------
Revenues                         2,754                  505                 1,989
Assets, net                      6,831                  917                   691
Net Income (Loss)                  (41)                 (43)                  129

The Company provides investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of five (5) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc., Integrity Fund of Funds, Inc. and Integrity Small-Cap Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. In addition, the Company has commenced marketing shareholder services, fund accounting and other administrative services offered by ND Resources, Inc.
("ND Resources") to fund groups in the United States. As of October 27, 2000, ND Resources was providing services to one outside fund group.


ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of September 30,                            2000     1999      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 296.8  $ 336.0       (11.7)%
EQUITY Fund of Funds                         $  22.2  $  20.4         8.8%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 319.0  $ 356.4       (10.5)%
--------------------------------------------------------------------------
Investors Research Fund                      $  20.1  $  20.1        (0.0)%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 339.1  $ 376.5        (9.9)%
==========================================================================
Average for the nine month period            $ 345.6  $ 380.1        (9.1)%
==========================================================================

The Company's revenues depend primarily upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management/service were $339.1 million at September 30, 2000, decrease of $25.0 million (-6.9%) from December 31, 1999 and a decrease of $37.4 million (-9.9%) from September 30, 1999. September 2000's decrease in assets under management/service compared to September 1999 was primarily the result of a decrease in the net asset value (share price) of the fixed income funds and a continuing shift by investors from tax-free income funds to equity funds. According to the Investment Company Institute's "Trends in Mutual Fund Activity" report, total net assets held in tax-free income funds fell 9% from $298.6 billion to $271.6 billion during calendar 1999 while the Company's fixed income tax-free assets under management fell just 7%.

RESULTS OF OPERATIONS

                                    Three months ended               Nine months ended
                                       September 30                    September 30
                                     2000         1999               2000        1999
Net Income Loss After Minority
   Interest and Cumulative Effect $    9,036   $   122,076       $   44,654   $ (118,152)
Earnings per share
   Primary                        $     0.00   $      0.02       $     0.00        (0.02)
   Fully-diluted                  $     0.00   $      0.02             0.00        (0.02)
                                  -------------------------------------------------------

Net income (loss) after minority interest during the third quarter ended September 30, 2000 decreased as compared to the same quarter in the previous fiscal year.

Net income (loss) after minority interest and cumulative effect during the nine months ended September 30, 2000 increased as compared to the same period in the previous fiscal year primarily due to 1999's cumulative effect of an accounting change of $373,455.


Operating revenues

Total operating revenues for the third quarter ended September 30, 2000 were $2,158,754, an increase of 62.4% from September 30, 1999. The increase is the net result of the revenues of ARM and Magic Internet, $1,084,226 and $168,609 respectively offset by $153,513 loss in fee revenues due to a decrease in assets under management/service and $270,233 loss in commission income earned by the broker/dealers.

Total operating revenues for the nine months ended September 30, 2000 were $5,247,588, an increase of 44.4% from September 30, 1999. The increase is the net result of the revenues of ARM and Magic Internet, $1,988,892 and $504,907 respectively, offset by $381,660 loss in fee revenues due to a decrease in assets under management/service and $498,038 loss in commission income earned by the broker/dealers.

Fee income for the third quarter ended September 30, 2000 was a decrease of 16.6% compared to September 30, 1999. The decrease is the result of the loss in fee revenue due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued another class of shares, Class A shares Front End Sales Load (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares)
 would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more Class B shares are converted to Class A shares.

Fee income for the nine months ended September 30, 2000 was a decrease of 13.8% compared to September 30, 1999. The decrease is the result of the loss in fee revenue due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares.

Commission income increased 200.7%, to $1,219,502 for the third quarter ended September 30, 2000 from $405,509 for the same period last year. The increase is a net result of commission revenues of ARM, $1,084,226 offset by $270,233 loss in commission income due to an extraordinary 1999 commission sale and to a lesser extent a continuing shift by investors from tax-free fixed income funds to equity funds.

Commission income increased 170.7%, to $2,364,406 for the nine months ended September 30, 2000 from $873,552 for the same period last year. The increase is a net result of commission revenues of ARM, $1,988,892 offset by $498,038 loss in commission income due to an extraordinary 1999 commission sale and to a lesser extent a continuing shift by investors from tax-free fixed income funds to equity funds.

Internet revenues were $168,609 for the third quarter ended September 30, 2000 and $504,907 for the nine months ended September 30, 2000. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company owns a 51% interest in the corporation.

Operating expenses

Total operating expenses for the third quarter and nine months ended September 30, 2000 were $2,079,849 and $5,010,327 respectively, an increase of 96.2% and 65.5%, from the same periods ended September 30, 1999. The 96.2% and 65.5% increase is a result of the net activity in the major expense categories as described in the paragraphs that follow.


Compensation and benefits

Total compensation and benefits for the third quarter ended September 30, 2000 were $395,735, an increase of 55.1% from September 30, 1999. The increase is primarily attributable to ARM and Magic Internet employee compensation and benefits of $87,010 and $43,138 respectively.

Total compensation and benefits for the nine months ended September 30, 2000 were $1,042,337, an increase of 41.1% from September 30, 1999. The increase is primarily attributable to ARM and Magic Internet employee compensation and benefits of $138,810 and $127,020 respectively.


Commission expense

Total commission expense for the third quarter ended September 30, 2000 was $968,119, an increase of 195.9% from June 30, 1999. The increase is a net result of ARM commission expense of $851,143 offset by $210,167 decrease in commission expense relative to commission income.

Total commission expense for the nine months ended September 30, 2000 was $1,890,965,an increase of 156.6% from September 30, 1999. The increase is a net result of ARM commission expense of $1,564,976 offset $411,033 decrease in commission expense relative to commission income.


General and administrative expenses

Total general and administrative expenses for the third quarter ended September 30, 2000 were $420,037, an increase of 90.6% from September 30, 1999. The increase is attributable to ARM and Magic Internet's general and administrative costs of $75,303 and $105,624 respectively. The preexisting general and administrative costs up, 8.5% from 1999 primarily due to loan preparation fees related to an expired loan availability.

Total general and administrative expenses for the nine months ended September 30, 2000 were $1,195,418, an increase of 49.2% from September 30, 1999. The increase is attributable to ARM and Magic Internet's general and administrative costs of $111,489 and $311,155. The preexisting general and administrative costs were down 3.6% from 1999.


Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a (FESL) are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds and Ranson Managed Portfolios. Amortization of deferred sales commissions were relatively unchanged in the third quarter and nine months ended September 30, 2000 over the same period in 1999.


Depreciation and amortization

Depreciation and amortization increased 42.5% for the third quarter ended September 30, 2000 and 45.2% for the nine months ended September 30, 2000 compared to the same period 1999, primarily due to assets acquired for Magic Internet in October 1, 1999.


Other income (expenses)

Total other income, net of other expenses is a 39.8% increase in the third quarter ended September 30, 2000 compared with the same period in 1999. Interest and other income is 79.9% higher for the third quarter ended
September 30, 2000 compared to the same period in 1999 due to interest income earned on cash invested. Interest Expense is 31.6% higher for the third quarter ended September 30, 2000 compared to the same period in 1999 due to the interest accrued for $490,000 in Subordinate Debentures issued starting
July 1, 2000.

Total other income, net of other expenses is a 26.3% increase in the nine months ended September 30, 2000 compared with the same period in 1999. Interest and other income is 61.2% higher for the nine months ended September 30, 2000 compared to the same period in 1999 due to interest income earned on cash invested. Interest Expense is 33.5% higher for the nine months ended September 30, 2000 compared to the same period in 1999 due to the interest accrued for $962,000 in Corporate Notes issued starting in the second quarter of 1999 and $490,000 in Subordinate Debentures issued starting July 1, 2000.



Liquidity and Capital Resources

Net cash from operating activities were $701,848 during the nine months period September 30, 2000, a decrease of 22.7% from $907,429 during the nine months period ended September 30, 1999. Depreciation and amortization are a 45.1% increase for the nine months ended September 30, 2000 over the same period in 1999. The primary reason is an increase in assets acquired in regards to Magic Internet Services, Inc.. Sales commissions amortized for the nine months ended September 30, 2000 were slightly lower than the same period in 1999 exclusive of the effect in 1999 of a cumulative effect of an accounting change of $578,648 (before tax benefit). Accounts receivable increased for the nine months ended September 30, 2000 for 12b-1 commissions earned not yet received. The significant decrease in deferred sales commissions capitalized is directly related to the shift by investors from tax-free income funds to equity funds. Accounts payable decreased $144,982 for the nine months ended September 30, 2000.

Net cash used by investing activities for the nine months ended September 30, 2000 increased to $912,289 from $357,086 for the nine months ended September 30, 1999. The 2000 increase includes remodeling of the second floor of the company's office building, investment in Class A shares for the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and South Dakota Tax-Free Fund, Inc., and goodwill for the acquisition of ARM. The 1999 activity was primarily for the purchase of the investment advisory agreement for Lancaster Nebraska Tax-Free Fund.

Net cash provided by financing activities during the nine months ended September 30, 2000 was $34,869. The financing activities for the period were a net of paying debt of $208,634, the redemption of $126,241 of Company Common Stock, $110,256 reduction in ARM obligations and a $10,000 redemption of a debenture offset by proceeds of $490,000 from a subordinate debenture offering.

At September 30, 2000, the Company held $1,759,167 in cash and cash equivalents, as compared to $1,934,739 at December 31, 1999. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $2,531,507 at September 30, 2000 from $2,385,005 at December 31, 1999, the net effect of acquiring ARM, and the subordinate debenture offering offset by paying off debt and the purchase of property and equipment.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and borrowing capacity under its line of credit, which at October 27, 2000 had $1,000,000 in available borrowings, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt.

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

None


Item 6:       Exhibits and Reports on Form 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         The Company filed Form 8-K/A on November 9, 2000.
         Acquisition of ARM Securities Corporation.



ND HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     /s/ Robert E. Walstad                                 November 13, 2000
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board
(CFO and CAO)

1