Form 10KSB
period 2000-12-31
ND HOLDINGS INC
filed 2001-03-27
CIK 944696

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                              FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2000 were $7,329,008.

On February 16, 2001, there were 6,642,240 shares of the Registrant's common stock, outstanding.

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 16, 2001: $5,144,975.

Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001 are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:    YES  _____    NO __X__

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

DEVELOPMENT OF BUSINESS

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of five (5) open-end investment companies including ND Tax-Free Fund, Inc.("ND Tax-Free Fund"), Montana Tax-Free Fund, Inc.("Montana Tax-Free Fund"), South Dakota Tax-Free Fund, Inc. ("South Dakota Tax-Free Fund"), Integrity Fund of Funds, Inc. ("Integrity Fund of Funds") and Integrity Small-Cap Fund of Funds, Inc. ("Integrity Small-Cap Fund of Funds"). Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. The Company also sells mutual funds and insurance products through another wholly-owned subsidiary, ARM Securities Corporation ("ARM Securities"). The Company has also become involved as an internet provider with a majority ownership in Magic Internet Services, Inc. ("Magic Internet"). The Company continues to review acquisition opportunities in other industries involving management services and information processing.

As of December 31, 2000, total assets under management/service in the Funds was approximately $336.9 million, compared to approximately $364.1 million as of December 31, 1999 and approximately $374.6 million as of December 31, 1998.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987 as a North Dakota corporation by Robert E. Walstad, current President of the Company. The Company's offices are at 1 North Main Street, Minot, North Dakota 58703. As of December 31, 2000, the Company had 36 full-time employees and 7 part-time employees, consisting of officers, investment management, securities distribution, shareholder services, data processing, law, accounting and clerical support staff.

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

The Company also acquired the accounts of Lancaster Nebraska Tax-Free Fund on May 21, 1999 for cash. Shares were exchanged in a similar fashion and the Ranson Managed Portfolios, The Nebraska Municipal Fund was $12,877,367 in size at the time of the transaction.

On October 1, 1999, the Company acquired for cash and common stock 51% control of Magic Internet Services, Inc. Magic Internet operates as an internet service provider to individuals and businesses in the local calling area.

On May 25, 2000, the Company acquired for cash, ARM Securities Corporation, a broker-dealer engaged primarily in the sales of mutual funds and insurance products. The broker/dealer supports approximately 60 registered representatives operating as independent contractors with 23 representatives in a single office in Fresno, CA and the remainder in scattered locations in Minnesota, Iowa and South Dakota.

THE COMPANY'S SUBSIDIARIES

The Company derives most of its income from two lines of business. One being the providing of investment management, distribution, shareholder services, accounting and related services to the Funds and other clients. The other provides order processing, regulatory oversight, concession processing, and other related services to registered securities representatives transacting securities business for their clients. As a result, the Company is economically dependent on the Funds, the representatives and others for substantially all of its revenue and income. These businesses are conducted through the wholly-owned subsidiary companies described below. Revenues generated by the subsidiaries supporting activities surrounding the Funds are derived primarily from fees based on the level of assets under management. Revenues generated by the support of securities sales are derived primarily through a sharing of sales concessions paid by the products being sold to clients. Other business opportunities have been considered.

ND Money  Management, Inc.

ND Money Management, Inc. ("ND Money Management") is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act"). ND Money Management provides investment advisory services under investment advisory agreements with ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, Integrity Fund of Funds, and Integrity Small-Cap Fund of Funds. As of December 31, 2000, ND Money Management managed approximately $140.5 million, representing approximately 42% of the Company's total assets under management/service.

ND Capital, Inc.

ND Capital, Inc. ("ND Capital") is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. (the "NASD") and serves as principal underwriter and distributor for ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund and Integrity Small-Cap Fund of Funds. ND Capital earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by each such Fund and contingent deferred sales charges
("CDSCs") from shareholders of such Funds if they redeem their shares within 5 years after their purchase. ND Capital began as principal underwriter for Investors Research Fund of Santa Barbara, California on December 1, 1998. ND Capital earned underwriting fees in connection with sales of such Investors Research Fund shares effected by ND Capital's sales representatives and the underwriter's portion of front-end sales load ("FESLs") in connection with sales of such shares effected by other broker-dealers. ND Capital earned Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by Investors Research Fund.
On December 31, 1999, ND Capital terminated the underwriting agreement with Investors Research Fund due to significant changes in the Funds structure.
As principal underwriter for Integrity Fund of Funds, ND Capital earns CDSCs from shareholders of such Funds if they redeem their shares within 5 years after their purchase. ND Capital also earns commission revenue in connection with sales of shares of outside mutual funds and in connection with effecting other securities transactions.

Ranson Capital Corporation

Ranson Capital Corporation ("Ranson") is registered with the SEC as an investment advisor and a broker-dealer. It is also a member of the NASD. Ranson provides investment advisory services to the Ranson Managed Portfolios under an investment advisory agreement. As of December 31, 2000, Ranson managed approximately $180.1 million in assets, representing approximately 53% of the Company's total assets under management/service. Ranson also serves as principal underwriter for the Ranson Managed Portfolios and earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Ranson Managed Portfolios and the underwriter's portion of FESLs in connection with sales of shares of the Ranson Managed Portfolios effected by other broker-dealers.

ND Resources, Inc.

ND Resources, Inc. ("ND Resources") is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934. ND Resources provides shareholder recordkeeping services and acts as transfer agent and dividend-paying agent for the Funds and Investors Research Fund. ND Resources also provides business management services, including fund accounting, compliance and other related administrative activities for the Funds and Investors Research Fund. ND Resources is compensated for providing these services under agreements with each Fund, and is reimbursed for out-of-pocket expenses. ND Resources has provided services to one other fund group. As of February 16, 2001, that relationship was terminated due to a reorganization of the fund group.

Magic Internet Services, Inc.

Magic Internet Services, Inc. ("Magic Internet") operates as an internet service provider to individuals and businesses in the local calling area. Magic Internet provides subscribers with full support including servicing hardware and technical support for software problems. Magic Internet also provides DSL, wireless and website building and hosting services.

ARM Securities Corporation

ARM Securities Corporation ("ARM Securities") is registered with the SEC as a broker-dealer and is registered with the NASD. Acquired from ARM Financial Group, Inc., a Louisville, Kentucky corporation in May of 2000, the broker-dealer offers mutual funds and insurance products to the public through approximately 60 registered representatives. ARM Securities earns commission revenue in connection with sales of these products and also 12b-1 fees paid by the distributors of these products.

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

Generally, each Fund pays ND Money Management or Ranson an investment advisory fee payable monthly based on the Fund's net assets. Annual investment advisory fees under the various investment advisory agreements are 0.50% of assets under management in the case of Ranson Managed Portfolios, 0.90% of assets under management in the case of Integrity Fund of Funds and Integrity Small-Cap Fund of Funds and 0.60% of assets under management for the remaining Funds managed by ND Money Management. Investment advisory fees are generally voluntarily waived or reduced, and other Fund expenses may be absorbed by the investment advisor for a period of time to ensure that the Funds have competitive fee structures.

The investment advisory agreements pursuant to which ND Money Management and Ranson provide investment advisory services continue in effect for successive annual periods as long as such continuance is approved annually by (a) either
(i) a majority vote cast in person at a meeting of the relevant Fund's Board of Directors or Trustees called for that purpose, or (ii) a vote of the holders of a majority of the relevant Fund's outstanding voting securities, and (b) a majority of the relevant Fund's directors or trustees who are not parties to the investment advisory agreement or interested persons of the Funds or the Company within the meaning of the Advisers Act.

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

Investment advisory fees constituted 23% of the Company's consolidated revenues in 2000.

Transfer Agency, Dividend Disbursement and Administrative Services

Transfer agency, dividend disbursement and other shareholder administrative services are provided to the Funds and other clients by ND Resources. ND Resources receives fees from the Funds and others for providing such services. As of December 31, 2000 such fees ranged from 0.09% to 0.16% per annum of assets under management/service, depending on the size of the Fund. In addition, ND Resources provides accounting services to the Funds for which it charges a base fee and an asset based charge ranging from 0.01% to 0.05% per annum of assets under management/service depending on the size of the Fund. Transfer agency, dividend disbursement, and administrative services fees constituted 11% of the Company's consolidated revenues in 2000.


Distribution of Fund Shares

ND Capital acts as the principal underwriter and distributor of shares of ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, Integrity Fund of Funds, and Integrity Small-Cap Fund of Funds pursuant to distribution agreements with such Funds. Pursuant to distribution agreements, Ranson acts as the principal underwriter and distributor of shares of the Ranson Managed Portfolios. The distribution agreements generally provide that ND Capital and Ranson shall distribute Fund shares and pay the expenses thereof. Fund shares are sold primarily by broker-dealers with whom ND Capital and Ranson Capital have entered into dealer sales agreements. ND Capital also sells a limited number of Fund shares directly to investors. The Company markets its Funds primarily to the residents of the rural states in which the Company's Funds invest in local bond issues.

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

Shares of ND Tax-Free Fund, Montana Tax-Free Fund, and South Dakota Tax-Free Fund purchased as Class A shares, which were introduced in January 2000, are subject to a maximum FESL of 4.25% of the public offering price. Shares of ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, Integrity Fund of Funds, and Integrity Small-Cap Fund of Funds purchased as Class B shares are not subject to a FESL at the time of purchase but are subject to a maximum CDSC of 4%, with respect to all of such Funds (except for Integrity Fund of Funds and Integrity Small-Cap Fund of Funds) and 1.5%, with respect to Integrity Fund of Funds and Integrity Small-Cap Fund of Funds, of the amount redeemed if shares are redeemed within 5 years after their purchase. The CDSC is not imposed on shares redeemed after such 5 year period. The CDSC imposed by ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund ranges in steps from 4% during the first 2 years to 1% during the 5th year after the purchase date. The entire CDSC is earned by ND Capital in connection with redemptions subject to the CDSC.

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

Each of the Funds (other than Kansas Insured Intermediate Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which ND Capital or Ranson (as applicable) earns Rule 12b-1 fees in connection with its distribution of Fund shares. Rule 12b-1 fees are .25% per annum of the Fund's average net assets (with respect to the applicable Ranson Managed Portfolios), and .75% per annum of the Fund's average net assets (with respect to ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax- Free Fund and Integrity Small-Cap Fund of Funds.). ND Capital previously through 2000 waived Rule
12b-1 fees for ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund in excess of .50% per annum. ND Capital and Ranson (as applicable) currently pay other broker-dealers 12b-1 shareholder servicing fees of between .10% and .20% per annum on shareholder accounts of such broker-dealers. ND Capital retains Rule 12b-1 fees in excess of such amounts.

The 12b-1 Plans are established for an initial term of one year. Thereafter, they must be approved annually by the Board of Directors or trustees, including a majority of the disinterested directors or trustees of each Fund. Each Plan is subject to termination at any time by a majority of the Fund's disinterested directors or trustees or by the Fund's shareholders.

FESL, CDSC and Rule 12b-1 plan revenues constituted 14% of the Company's consolidated revenues in 2000.

Brokerage Commissions

ARM Securities' primary source of revenue is commission revenue in connection with sales of shares of mutual funds and insurance products.

ND Capital and Ranson Capital also earn commission revenue in connection with sales of shares of outside mutual funds and when acting as a broker in effecting other securities transactions. Commission revenues constitute 43% of the Company's consolidated revenues in 2000.

Internet Revenues

Magic Internet operates as an internet service provider to individuals and businesses in the local calling area. Magic Internet provides subscribers with full support including servicing hardware and technical support for software problems. Magic Internet also provides DSL, wireless and website building and hosting services. Internet revenues constitute 9% of the Company's consolidated revenues in 2000.

REGULATION

Virtually all aspects of the Company's businesses are subject to various complex and extensive federal and state laws and regulations. Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company's subsidiaries, recordkeeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees. The Company's subsidiaries are registered with various federal and state government agencies, including the Securities and Exchange Commission (the "SEC"), as well as the National Association of Securities Dealers (the "NASD"), a self-regulatory industry organization.

ND Capital, Ranson and ARM Securities are registered broker-dealers, subject to extensive regulation by the SEC, the NASD and state agencies in those states in which ND Capital, Ranson and ARM Securities conduct business. As broker-dealers, ND Capital, Ranson and ARM Securities are subject to the Uniform Net Capital Rule promulgated by the SEC under the Securities Exchange Act of 1934. This rule requires that a broker-dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations. ND Money Management and Ranson are registered with the SEC as investment advisors under the Investment Advisers Act of 1940 and are subject to regulation thereunder and certain state laws. The Funds are also subject to extensive regulation under the Investment Company Act of 1940 and, along with ND Money Management, ND Capital, Ranson and ARM Securities, are subject to periodic examinations by the SEC and NASD.

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

Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson Capital, and the Funds received deficiency letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson Capital, and the Funds responded to the letters and have implemented additional procedures designed to ensure future compliance with applicable laws and regulations. In late 1999, ND Money Management, Ranson Capital, and the Funds were notified that the Central Regional Office of the SEC had commenced a formal investigation regarding the few remaining issues raised in the aforementioned letters. Recently, following further document production and correspondence with the SEC, ND Money Management, Ranson Capital, and the Funds have been notified that the SEC has completed their investigation. ND Money Management, Ranson Capital, and the Funds are now in the process of reaching a suitable resolution with the SEC. The Company has incurred and anticipates that it will continue to incur additional legal and other expenses in the future to ensure compliance. The extent of such expenses, however, is not presently determinable.

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

The Company also participates in another highly competitive sector of the financial services industry, retail brokerage. The Company competes directly with full-service stock brokerage firms, banks, regional broker-dealers and other independent broker-dealers. Each of these competitors offer to the public many of the same investment products offered by the Company. Further, other broker-dealers providing the same services heavily recruit the representatives transacting business through the Company. This competition forces the Company to maintain high levels of support services and commission payouts for these representatives. These high levels of service and payouts could have a material adverse effect on the Company's earnings.


OTHER MATTERS

The Company's board of directors has approved an employee stock ownership plan ("ESOP") whereby up to 800,000 shares of the Company's stock would be granted. The ESOP was effective January 1, 1999. Refer to Employee Benefit Plans in Note 10 of the Audited Statements. The board has directed the Company to loan the ESOP $100,000 to purchase future shares for distribution by the ESOP.

ITEM 2    DESCRIPTION OF PROPERTY

The Company operates all of its business, except ARM Securities, out of its location at 1 North Main, Minot, North Dakota in which it occupies approximately 14,200 square feet of office space in a 28,000 square foot building with an adjacent 100'x140' parking lot. The Company had leased the office space until December 31, 1998 when it purchased the office building for $700,000. As of December 31, 2000 the Company owed $482,851 on the 5 year loan. The Company also leases two locations, 1,110 square feet at One South Minnesota, New Ulm, Minnesota and 5,292 square feet at 1550 East Shaw Avenue, Suite 120, Fresno, California for the ARM Securities broker-dealer operations.


ITEM 3    LEGAL PROCEEDINGS

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                              PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information About the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol NDHI. The Company's stock began trading on the OTC Bulletin Board on November 7, 1997. On December 31, 2000, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.81 per share. At February 16, 2000, there were approximately 833 shareholders of record. In addition, the Company estimates that there are approximately 381 beneficial shareholders whose shares are held in street name and 452 registered shareholders.


The following table sets forth the high and low bid prices for the Company's Common Stock provided by The NASDAQ Stock Market, Inc.

                                             2000                  1999
                                          Fiscal Year          Fiscal Year
                                      -------------------------------------
        Quarter                          High       Low        High       Low
        ---------------------------------------------------------------------
        First Quarter                    .812      .438       1.062      .562
        Second Quarter                   .938      .594       1.031      .812
        Third Quarter                    .938      .656       1.000      .688
        Fourth Quarter                   .875      .512        .969      .531

The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL
ND Holdings derives the majority of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds and others. ARM Securities provides another substantial portion of revenue through its sales of mutual fund, variable insurance products and fixed insurance products. The majority of the Company's assets under management consist of single-state municipal bond funds for the states of North Dakota, South Dakota, Montana, Kansas, Nebraska, and Oklahoma.

ND Holdings, Inc. is a holding company which operates in three business segments, 1) as an investment adviser, distributor and provider of administrative service to sponsored and non-proprietary mutual funds, 2) as an internet service provider for Minot and surrounding area and 3) as a broker-dealer. Refer to Segment Information in Note 12 of the Audited Statements.


ASSETS UNDER MANAGEMENT/SERVICE
By Investment Objective
In Millions

As of December 31,                           2000      1999      1998
----------------------------------------------------------------------
FIXED-INCOME
Tax-Free                                   $ 301.0   $ 319.2   $ 330.2
Taxable (Corporate/Government)                 0.0       0.0       0.0
----------------------------------------------------------------------

TOTAL FIXED-INCOME                         $ 301.0   $ 319.2   $ 330.2
----------------------------------------------------------------------

EQUITY
Fund of Funds                              $  19.6   $  22.1   $  20.0
----------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS               $ 320.6   $ 341.3   $ 350.2
----------------------------------------------------------------------
Investors Research Fund                    $  16.3   $  22.8   $  24.4
----------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE      $ 336.9   $ 364.1   $ 374.6
======================================================================


A substantial portion of the Company's revenues depend upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management/service decreased by $27.2 million (7.5%) in 2000 and decreased by $10.5 million (2.8%) in 1999. Fixed income assets decreased by 5.7% in 2000 compared to the 1999 decrease of 3.3%. Fixed income assets account for 89.3% of the total assets under management/ service in 2000 and 87.7% in 1999. Equity assets decreased by 11.3% in 2000 compared to the 1999 increase of 10.5%. Equity assets account for 5.8% of total assets under management/service in 2000 and 6.1% in 1999. Investors Research Fund represents 4.8% in 2000 and 6.3% in 1999 of total assets under management/service.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Consolidated Statements of Operations of ND Holdings, Inc. and the percentage change in those amounts from period to period.

                                                                                       Variance  Variance
                                                                                        2000 to   1999 to
                                        2000              1999               1998         1999      1998
                                      --------------------------------------------------------------------
OPERATING REVENUES
   Fee income                        $ 3,144,428        $ 3,610,959        $ 3,504,684   (12.9)%     3.0%
   Commissions                         3,515,600            991,063            934,224   254.7%      6.1%
   Internet revenues                     668,980            159,037                      320.6%
                                     ---------------------------------------------------------------------
        Total revenue                $ 7,329,008        $ 4,761,059        $ 4,438,908    53.9%      7.3%
                                     ---------------------------------------------------------------------

OPERATING EXPENSES
   Compensation and benefits         $ 1,464,483        $ 1,159,985        $   825,195    26.3%     40.6%
   Commission Expense                  2,796,545            817,055            716,794   242.3%     14.0%
   General and administration exp      1,592,669          1,120,331          1,142,487    42.2%     (2.0)%
   Sales commissions amortized           587,740            599,263            630,603    (1.9)%    (5.0)%
   Depreciation and amortization         601,824            477,967            440,386    25.9%      8.5%
                                     --------------------------------------------------------------------
        Total operating expenses     $ 7,043,261        $ 4,174,601        $ 3,755,465    68.7%     11.2%
                                     --------------------------------------------------------------------

OPERATING INCOME                     $   285,747        $   586,458        $   683,443   (51.3)%   (14.2)%
                                     --------------------------------------------------------------------

OPERATING INCOME (EXPENSES)
   Interest and other income         $   206,888        $   127,983        $    79,043    61.7%     61.9%
   Interest expense                     (251,068)          (192,862)          (104,527)   30.2%     84.5%
                                     --------------------------------------------------------------------
         Net other income(expense)   $   (44,180)       $   (64,879)       $   (25,484)  (31.9)%   154.6%

INCOME BEFORE INCOME
TAX EXPENSE                          $   241,567        $   521,579        $   657,959   (53.7)%   (20.7)%

INCOME TAX EXPENSE                      (232,830)          (326,833)          (405,240)  (28.8)%   (19.3)%
                                     --------------------------------------------------------------------

NET INCOME BEFORE MINORITY
INTEREST AND CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE              $     8,737        $   194,746        $   252,719   (95.5)%   (22.9)%

MINORITY INTEREST, NET OF TAX             31,667             11,329                  0   179.5%

CUMULATIVE EFFECT OF AN ACCOUNTING
CHANGE, NET OF TAX                             0           (373,455)                 0
                                     --------------------------------------------------------------------

NET INCOME (LOSS) AFTER MINORITY
INTEREST AND CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE               $   40,404         $  (167,380)       $   252,719 (124.1)%  (166.2)%
                                     ====================================================================
Earnings (Loss) per share                    .01                (.02)               .03


OPERATING REVENUES

Total operating revenues for 2000 were $7.3 million, an increase of 53.9% from $4.8 million for 1999. The increase in operating revenues is primarily attributable to the commission revenues of $3.0 million from ARM Securities acquired effective May 1, 2000.

Total operating revenues for 1999 were $4.8 million, an increase of 7.3% from $4.4 million for 1998. 1999 fee income increased over 1998 by 3.0%. The increase in fee income is due to the phase in of fees charged to The Nebraska Municipal Fund and The Oklahoma Municipal Fund.

Fee income for 2000 is $3.1 million a 12.9% decrease from $3.6 million for 1999. The decrease in fee income is due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued another class of shares, Class A shares with FESLs. These shares are subject to a maximum front-end sales load of 4.25% scaled down to
 .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more
Class B shares are converted to Class A shares. 1999 fee income increased over 1998 by 3.0%. The increase in fee income is due to the phase in of fees charged to The Nebraska Municipal Fund and The Oklahoma Municipal Fund.

Commission income includes, ARM Securities commissions and 12b-1 fees associated with the sale of mutual funds and insurance products, ND Capital and Ranson underwriting fees associated with sales of the FESL funds, commissions earned by registered representatives of ND Capital, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income for December 31, 2000 was $3.5 million, a 254.7% increase from the $1.0 million for 1999. $3.0 million of the 2000 commission income comes from the May 1, 2000 acquisition of ARM Securities Corporation. Commission income earned by ND Capital and Ranson Capital are down 49.8% for 2000 compared to 1999. This decrease is related to an extraordinary 1999 commission sale and to a lesser extent a continuing shift by investors from tax-free fixed income funds to equity funds. 1999 commission income is a 6.1% increase over 1998 due to increased commissions earned by ND Capital.

Internet revenues increased 320.6% for 2000 compared to 1999. On October 1, 1999, the Company formed a corporation called Magic Internet Services, Inc. At the same time, the newly formed subsidiary of the Company acquired all the assets of Magic Internet Services (a North Dakota partnership). The corporation provides internet services to several businesses as well as the general public for a fee. The acquisition of Magic Internet allows for additional revenues, provides another source for internet service in case of disruption of service (redundancy), assists in providing information over the internet and provides a potential new delivery system of mutual fund shares. In 1999, internet revenues accounted for almost half of the increase in operating revenues.

OPERATING EXPENSES

Total operating expenses increased 68.7% for 2000 compared to 1999. 1999 operating expenses were an increase of 11.2% compared to 1998. The variances relate to several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits increased 26.3% in 2000 compared to 1999. Compensation and benefits related to the ARM Securities acquisition are 18.9% of the increase. The balance of the increase relates to Magic Internet Services, acquired October 1, 1999, having a complete year of expense.

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

Commission expense for December 31, 2000 is a 242.3% increase over 1999. Commission expense for December 31, 1999 is a 14.0% increase over 1998. The commission expense increase for 2000 and 1999 is directly related to the increase in commission income.

General and administrative expense for 2000 is an increase of 42.2% over 1999. General and administrative expense related to the ARM Securities acquisition are 15.3% of the increase over 1999. The balance of the increase relates to Magic Internet Services, acquired October 1, 1999, having a complete year of expense. Total general and administration expense for 1999 decreased 2.0% compared to 1998.

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Contingent deferred sales charges ("CDSC") CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions. Amortization of deferred sales commissions decreased 1.9% and 5.0% in 2000 and 1999 respectively. The 2000 decrease is related to a reduction of new sales charges to amortize for 2000. The 1999 decrease is directly related to the Integrity Fund of Funds, Inc. discontinuing amortization of their sales commissions and expensing them as incurred. In 1998, the Financial Accounting Standards Board (FASB) ruled that costs incurred by an investment advisor for the distribution of shares of a fund that did not have a 12b-1 plan and CDSC had to be expensed rather than capitalized. The ruling was effective for costs incurred after July 23, 1998.

Depreciation and amortization increased 25.9% and 8.5% in 2000 and 1999, respectively. The increase for 2000 is for the ARM Securities acquisition and the result of management's commitment to technology and systems to better serve its funds. The 1999 increase is for equipment, goodwill and a covenant not to compete related to Magic Internet Services.

OTHER INCOME (EXPENSES)

2000 interest and other income increased 61.7% over 1999 due to the increased interest income earned from cash on hand and the ARM Securities acquisition.

1999 interest and other income increased 61.9% over 1998 due to rental income earned as a result of the building purchase in December 1998.

Interest expense for 2000 is a 30.2% increase over 1999 due to interest owed on Subordinate Debentures sold July through December 2000.

Interest expense for 1999 is a 84.5% increase over 1998 due to interest owed on Corporate Notes sold April through November 1999.

INCOME TAX (EXPENSE) BENEFIT

The Company's effective tax rate differs from the U.S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 2000, 1999 and 1998 were 96%, 63% and 62% respectively. The effective rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson acquisition, which has a remaining life of 16 years. Amortization of the non-compete agreement was complete at December 31, 1998.

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

FINANCIAL CONDITION

At December 31, 2000, the Company's assets aggregated $12.8 million, an increase of 5.6% from $12.1 million in 1999, due to an increase in cash and cash equivalents, cash segregated for the exclusive benefit of customers, securities available-for-sale, accounts receivable, prepaids and property and equipment. Stockholders equity was relatively unchanged from December 31, 2000 compared to December 31, 1999.

Cash provided by operating activities was $1,189,867 in 2000, an 18.8% decrease from $1,465,030 in 1999. During the year ended December 31, 2000, the Company used net cash of $785,496 for investing activities. $364,761 was for the purchase of ARM Securities, $232,605 for remodeling of the second floor of the building for Magic Internet, $132,820 for purchase of equipment, and $55,310 for investment in Class A shares of the Montana Tax-Free Fund, South Dakota Tax-Free Fund and Integrity Small-Cap Fund of Funds. Net cash flow provided by financing activities during the year was $261,047, the net effect of $525,000 in proceeds received from a subordinate debenture offering and $100,890 in proceeds received from repayment of an ESOP receivable, less $223,488 for repayment of debt and $141,355 for the purchase of the Company's common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its Common Stock from time to time in the open market.

At December 31, 1999, the Company's assets aggregated $12.1 million, an increase of 10.9% from $10.9 million in 1998, due to an increase in cash and cash equivalents, property and equipment, and goodwill. Stockholders' equity decreased to $8.4 million at December 31, 1999 compared to $9.1 million at the end of 1998, the result of the net loss of $167,380, the net purchase of $394,937 of the company stock and the receivable of unearned ESOP shares of $100,890.

Cash provided by operating activities was $1,465,030 in 1999, an increase of 34.8% from $1,086,908 in 1998. During the year ended December 31, 1999, the Company used net cash of $665,624 for investing activities for the purchase of the Magic Internet Services, Inc. equipment, non compete covenant and goodwill and the purchase of an investment advisory agreement. Net cash flow provided by financing activities during the year was $93,154, the net effect of $962,000 in proceeds received from a corporate note offering and $500,000 from bank proceeds, less the purchase of $657,435 of the Company's common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its Common Stock from time to time in the open market and $711,411 repayment of debt.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's liquid assets totaled $2,744,999, including $2,600,157 of cash and cash equivalents, as compared to $2,034,739 of which $1,934,739 represented cash and cash equivalents, at December 31, 1999. On January 29, 2001 the Company paid out $999,934 for 799,947 shares of the Company's common stock, pursuant to its self tender offer that commenced on December 21, 2000.

At December 31, 1999, the Company's liquid assets totaled $2,034,739, including $1,934,739 of cash and cash equivalents, as compared to $1,143,179 of which $1,042,179 represented cash and cash equivalents, at December 31, 1998.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash will be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt. The Company is required under the terms of its debentures, which mature September 1, 2002, to make semi-annual interest payments of approximately $47,500 in March and September. The Company also is required under the terms of its corporate notes, which mature June 30, 2004, to make annual interest payments of approximately $96,200 in July. In addition, the Company is required under the terms of its subordinate debentures, which mature June 30, 2005, to make semi-annual interest payments of approximately $63,000 in January and July.


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

The Company derives substantially all of its revenues from two sources, commission revenue earned in connection with sales of shares of mutual funds, variable insurance products and fixed insurance products, fees relating to the management of, and provision of services to, the Funds and other clients. The fees earned by the Company are generally calculated as a percentage of assets under management/service. If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected. Assets under management/ service may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

In seeking to sell Fund shares, and market its other services, the Company operates in the highly competitive financial services industry. The Company competes with approximately 8,000 open-end investment companies which offer their shares to the investing public in the United States. In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loans associations and other financial institutions, as well as investment advisory firms. Most of these competitors have substantially greater resources than the Company. The Company sells Fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares. However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of Fund shares which could have a material adverse effect on the Company's earnings. The ability of the Company to sell Fund shares may also be affected by general economic conditions including, amongst other factors, changes in interest rates and the inflation rate. Interest and inflation rate changes may particularly impact the flow of money into mutual funds which invest in fixed-income securities. Each of the Funds except Integrity Fund of Funds and Integrity Small-Cap Fund of Funds invests substantially all of its assets in fixed-income securities.

General economic conditions, including interest and inflation rate changes, may also adversely affect the market value of the securities held by the Funds, thus negatively impacting the value of assets under management, and hence the fees earned by the Company. The fact that the investments of each Fund (except Integrity Fund of Funds and Integrity Small-Cap Fund of Funds) are geographically concentrated within a single state makes the market value of such investments particularly vulnerable to economic conditions within such state. In addition, the states in which the investments of the Funds as a group are concentrated are themselves concentrated in certain regions of the United States. The Company's fee revenues may therefore be adversely affected by economic conditions within such regions.

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



ITEM 7    FINANCIAL STATEMENTS










                     ND HOLDINGS, INC. AND SUBSIDIARIES

                            MINOT, NORTH DAKOTA











                    CONSOLIDATED FINANCIAL STATEMENTS

                                  AS OF

                    DECEMBER 31, 2000, 1999 AND 1998

                                  AND

                     INDEPENDENT AUDITOR'S REPORT





                  ND HOLDINGS, INC. AND SUBSIDIARIES
                         TABLE OF CONTENTS



                                                                   Pages

INDEPENDENT AUDITOR'S REPORT                                         1


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                       2-3

  Consolidated Statements of Operations                              4

  Consolidated Statements of Stockholders' Equity                    5

  Consolidated Statements of Cash Flows                             6-7

  Notes to Consolidated Financial Statements                        8-18


ADDITIONAL INFORMATION

  Independent Auditor's Report on Additional Information             19

  Selected Financial Data                                            20

  Quarterly Results of Consolidated Operations (Unaudited)           21








                      INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Directors of
ND Holdings, Inc. and Subsidiaries
Minot, North Dakota 58701

We have audited the accompanying consolidated balance sheets of ND Holdings, Inc. and Subsidiaries (a North Dakota Corporation) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ND Holdings, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.




BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

February 14, 2001

                 ND HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND 1999



                                ASSETS



                                                                      2000            1999
                                                                      ----            ----
CURRENT ASSETS
    Cash and cash equivalents                                    $   2,600,157   $   1,934,739
    Cash segregated for the exclusive
      benefit of customers                                             215,570               0
    Securities available-for-sale                                      144,842         100,000
    Accounts receivable                                                584,822         350,266
    Prepaids                                                            72,468          46,127
                                                                 -------------   --------------
    Total current assets                                         $   3,617,859   $   2,431,132
                                                                 -------------   --------------
PROPERTY AND EQUIPMENT                                           $   2,055,612   $   1,690,186
    Less accumulated depreciation                                      597,185         421,853
                                                                 -------------   --------------
    Net property and equipment                                   $   1,458,427   $   1,268,333
                                                                 -------------   --------------
OTHER ASSETS
    Deferred sales commissions                                   $   1,887,684   $   2,500,616
    Covenant not to compete (net of accumulated
      amortization of $368,124 for 2000 and
      $313,624 for 1999)                                               149,876         204,376
    Investment adviser's agreements (net of
      accumulated amortization of $1,449,689 for
      2000 and $1,142,210 for 1999)                                  4,660,772       5,007,371
    Other                                                              978,741         661,145
                                                                 -------------   --------------
    Total other assets                                           $   7,677,073   $   8,373,508
                                                                 -------------   --------------
TOTAL ASSETS                                                     $  12,753,359   $  12,072,973
                                                                 =============   ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       2000            1999
                                                                       ----            ----
CURRENT LIABILITIES
  Service fees payable                                             $    87,087     $   105,951
  Accounts payable                                                      36,375          47,921
  Other current liabilities                                            476,804         219,258
  Short-term borrowings                                                      0         200,000
  Deferred tax liability                                               318,582          85,752
  Current portion of long-term debt                                     89,948          11,082
                                                                   -----------     -----------
  Total current liabilities                                        $ 1,008,796     $   669,964
                                                                   -----------     -----------
LONG-TERM LIABILITIES
  Note payable                                                     $   560,661     $   613,047
  Subordinate debentures                                               525,000               0
  Debentures                                                           940,000         950,000
  Corporate notes                                                      962,000         962,000
  Less current portion shown above                                     (89,948)        (11,082)
                                                                   -----------     -----------
  Total long-term liabilities                                      $ 2,897,713     $ 2,513,965
                                                                   -----------     -----------
TOTAL LIABILITIES                                                  $ 3,906,509     $ 3,183,929
                                                                   -----------     -----------
MINORITY INTEREST IN SUBSIDIARY                                    $   437,396     $   469,063
                                                                   -----------     -----------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
     authorized, no par value; 7,444,687 and
     7,615,187 shares issued and
     outstanding, respectively                                     $ 9,716,956     $ 9,858,309
  Receivable - unearned ESOP shares                                          0        (100,890)
  Accumulated deficit                                               (1,297,034)     (1,337,438)
  Accumulated other comprehensive income (loss)                        (10,468)              0
                                                                   -----------     -----------
  Total stockholders' equity                                       $ 8,409,454     $ 8,419,981
                                                                   -----------     -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                             $12,753,359     $12,072,973
                                                                   ===========     ===========



           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                        2000             1999             1998
                                                                        ----             ----             ----
REVENUES
    Fee Income                                                     $   3,144,428    $   3,610,959    $   3,504,684
    Commissions                                                        3,515,600          991,063          934,224
    Internet revenues                                                    668,980          159,037                0
                                                                   -------------    -------------    -------------
    Total revenue                                                  $   7,329,008    $   4,761,059    $   4,438,908
                                                                   -------------    -------------    -------------

OPERATING EXPENSES
    Compensation and benefits                                      $   1,464,483    $   1,159,985    $     825,195
    General and administrative expenses                                1,592,669        1,120,331        1,142,487
    Commission expense                                                 2,796,545          817,055          716,794
    Sales commissions amortized                                          587,740          599,263          630,603
    Depreciation and amortization                                        601,824          477,967          440,386
                                                                   -------------    -------------    -------------
    Total operating expenses                                       $   7,043,261    $   4,174,601    $   3,755,465
                                                                   -------------    -------------    -------------
OPERATING INCOME                                                   $     285,747    $     586,458    $     683,443
                                                                   -------------    -------------    -------------
OTHER INCOME (EXPENSES)
    Interest and other income                                      $     206,888    $     127,983    $      79,043
    Interest expense                                                    (251,068)        (192,862)        (104,527)
                                                                   -------------    -------------    -------------
    Net other expense                                              $     (44,180)   $     (64,879)   $     (25,484)
                                                                   -------------    -------------    -------------
INCOME BEFORE INCOME
    TAX EXPENSE                                                    $     241,567    $     521,579    $     657,959

INCOME TAX EXPENSE                                                      (232,830)        (326,833)        (405,240)
                                                                   -------------    -------------    -------------
INCOME BEFORE MINORITY INTEREST
    AND CUMULATIVE EFFECT OF AN
    ACCOUNTING CHANGE                                              $       8,737    $     194,746    $     252,719

Minority interest, net of income taxes                                    31,667           11,329                0
Cumulative effect of an
  accounting change, net of income taxes                                       0         (373,455)               0
                                                                   -------------    -------------    -------------
NET INCOME (LOSS) AFTER
    MINORITY INTEREST AND
    CUMULATIVE EFFECT OF AN
    ACCOUNTING CHANGE                                              $      40,404    $    (167,380)   $     252,719
                                                                   =============    =============    =============
EARNINGS (LOSS) PER COMMON SHARE:
    Basic                                                          $         .01    $        (.02)   $         .03
    Diluted                                                        $         .01    $        (.02)   $         .03

SHARES USED IN COMPUTING
    EARNINGS (LOSS) PER COMMON SHARE:
    Basic                                                              7,507,145        7,571,062        8,094,062
    Diluted                                                            7,507,145        7,571,062        8,094,062


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS

                    ND HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                  Accumulated
                                       Number of       Common                                        Other
                                        Common         Stock       Accumulated       ESOP        Comprehensive
                                        Shares         Amount        Deficit      Receivable         Income          Total
                                       ---------       ------      -----------    ----------     -------------       ------
BALANCE,
JANUARY 1, 1998                      8,153,187    $  10,460,130    $ (1,422,777)   $         0   $      1,329   $  9,038,682

Net income                                   0                0         252,719              0              0        252,719
Change in unrealized gain
    (loss) on securities
     available-for-sale                      0                0               0              0         (1,329)        (1,329)
                                                                                                                ------------
Comprehensive income                                                                                            $    251,390
                                                                                                                ------------
Purchase of common stock              (202,000)        (206,884)              0              0              0       (206,884)
                                    ----------    -------------    ------------    -----------    -----------   ------------
BALANCE
DECEMBER 31, 1998                    7,951,187    $  10,253,246    $ (1,170,058)   $         0   $          0   $  9,083,188

Net loss                                     0                0        (167,380)             0              0       (167,380)
Change in unrealized gain
    (loss) on securities
     available-for-sale                      0                0               0              0              0              0
                                                                                                                ------------
Comprehensive loss                                                                                              $   (167,380)
                                                                                                                ------------
Common stock issued                    358,000          262,498               0              0              0        262,498

Purchase of common stock              (694,000)        (657,435)              0              0              0       (657,435)

Receivable - unearned
    ESOP shares                              0                0               0       (100,890)             0       (100,890)
                                    ----------    -------------    ------------    -----------    -----------   ------------
BALANCE,
DECEMBER 31, 1999                    7,615,187    $   9,858,309    $ (1,337,438)   $  (100,890)   $         0   $  8,419,981

Net income                                   0                0          40,404              0              0         40,404
Change in unrealized gain
    (loss) on securities
     available-for-sale                      0                0               0              0        (10,468)       (10,468)
                                                                                                                ------------
Comprehensive income                                                                                            $     29,936
                                                                                                                ------------
Purchase of common stock              (170,500)        (141,353)              0              0              0       (141,353)
Repayments from ESOP                         0                0               0        100,890              0        100,890
                                    ----------    -------------    ------------    -----------    -----------   ------------
BALANCE,
DECEMBER 31, 2000                    7,444,687    $   9,716,956    $ (1,297,034)   $         0    $   (10,468)  $  8,409,454
                                    ==========    =============    ============    ===========    ===========   ============


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONSOLIDATED FINANCIAL STATEMENTS

                  ND HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                      2000            1999             1998
                                                                      ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $     40,404   $    (167,380)    $    252,719
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                                    601,824         477,967          440,386
      Sales commissions amortized/charged off                          587,740       1,177,911          630,603
      ESOP contribution                                                      0          61,608                0
      Minority interest                                                (31,667)        (11,329)               0
      (Increase) decrease in:
        Cash segregated for customers                                 (215,570)              0                0
        Accounts receivable                                           (234,556)         13,450           18,059
        Prepaids                                                       (26,342)          2,681          (20,983)
        Deferred sales commissions capitalized                          25,192        (349,894)        (617,379)
        Deferred tax                                                   232,830          85,890          405,205
        Other assets                                                   (17,127)        (48,881)         (17,416)
      Increase (decrease) in:
        Service fees payable                                           (18,861)          6,703           (2,241)
        Accounts payable                                               (11,546)         39,265           (7,552)
        Other liabilities                                              257,546         177,039            5,507
                                                                  ------------   -------------    -------------
    Net cash provided by operating activities                     $  1,189,867   $   1,465,030    $   1,086,908
                                                                  ------------   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                            $   (365,425)  $    (172,091)   $    (733,128)
    Purchase of available-for-sale securities                          (55,310)              0         (100,000)
    Proceeds from sale of
      available-for-sale securities                                          0           1,000           99,000
    Business acquisitions (net of cash acquired)                      (364,761)       (494,533)               0
                                                                  ------------   -------------    -------------
    Net cash used by investing activities                         $   (785,496)  $    (665,624)   $    (734,128)
                                                                  ------------   -------------    -------------


                                   6
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                      2000             1999             1998
                                                                      ----             ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Reduction of short term debt                                 $    (200,000)   $           0    $           0
    Redemption of common stock                                        (141,355)        (657,435)        (206,884)
    Subordinate debentures issued                                      525,000                0                0
    Increase in notes payable                                                0          500,000          650,000
    Reduction of notes payable                                         (13,488)        (681,411)        (428,220)
    Redemption of investment certificates                                    0          (30,000)         (75,100)
    Redemption of debentures                                           (10,000)               0                0
    Debentures issued                                                        0                0          398,000
    Corporate notes issued                                                   0          962,000                0
    Repayments from ESOP                                               100,890                0                0
                                                                 -------------    -------------    -------------
    Net cash provided (used) by
      financing activities                                       $     261,047    $      93,154    $     337,796
                                                                 -------------    -------------    -------------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                  $     665,418    $     892,560    $     690,576

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                                             1,934,739        1,042,179          351,603
                                                                 -------------    -------------    -------------
CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                               $   2,600,157    $   1,934,739    $   1,042,179
                                                                 =============    =============    =============
SUPPLEMENTARY DISCLOSURE OF
    CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest                                                   $     217,273    $     151,872    $      88,022
      Income taxes                                               $           0    $           0    $      20,800

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES
    Change in unrealized gain (loss) on
      securities available-for-sale                              $     (10,468)   $           0    $      (1,329)
    Business acquisitions with debt and stock                    $           0    $     455,369    $           0
    Shares transferred to ESOP                                   $           0    $     100,890    $           0
    Minority interest in property and equipment
      and other assets                                           $           0    $     480,392    $           0
    Reduction of investment advisory agreement
      and notes payable                                          $      38,899    $           0    $           0



           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONSOLIDATED FINANCIAL STATEMENTS



                  ND HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000, 1999 AND 1998



NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         The nature of operations and significant accounting policies of ND Holdings, Inc. and Subsidiaries are presented to assist in understanding the Company's consolidated financial statements.

         NATURE OF OPERATIONS - ND Holdings, Inc. and Subsidiaries (the Company) was established in September 1987 as a North Dakota corporation. The Company derives its revenue primarily from investment advisory, asset management, underwriting, and transfer agent services to sponsored mutual funds, and commissions earned as distributor for various mutual funds and insurance products. Headquartered in Minot, North Dakota, the Company is marketing its services throughout the Midwestern United States and California.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ND Holdings, Inc. and its wholly-owned subsidiaries, ND Money Management, Inc., ND Capital, Inc., ND Resources, Inc., Ranson Capital Corporation, ARM Securities Corporation, and its majority owned subsidiary Magic Internet Services, Inc. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

         REVENUE RECOGNITION - Investment advisory fees, transfer agent fees and service fees are recorded as revenues as the related services are provided by the Company to sponsored mutual funds. Commission income is also received for the sale of investments in other mutual funds and for variable annuities. Internet fees are recorded as revenues as the related services are provided.

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

NOTE 1 - (CONTINUED)

         PROPERTY AND EQUIPMENT is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

                         Equipment             5-7 years
                         Building              40 years

         DEFERRED SALES COMMISSIONS - Sales commissions paid to brokers and dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge(B shares), are capitalized and amortized on a straight line basis over a period not exceeding nine years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares since July 1998, have been expensed as incurred. In 1999, the remaining unamortized cost of the Integrity Fund of Funds, Inc. capitalized prior to July 1998, was charged off as a cumulative effect adjustment for a change in an accounting principle. The contingent deferred sales charges received since this date from early redemption's from Integrity Fund of Funds, Inc. have been recorded as revenue. The Company is expensing sales commissions as incurred for tax purposes.

         ADVERTISING - Costs of advertising and promotion of sponsored mutual funds are expensed as incurred.

         EARNINGS PER COMMON SHARE - Basic earnings per common share was computed using the weighted average number of shares outstanding of 7,507,145 in 2000, 7,571,062 in 1999 and 8,094,062 in 1998. Diluted
         earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants. The weighted average shares outstanding used in computing diluted earnings per common share was 7,507,145 in 2000, 7,571,062 in 1999 and 8,094,062 in 1998.

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

         RECLASSIFICATION - Certain amounts from 1999 and 1998 have been reclassified to conform with the 2000 presentation.

NOTE 2 - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at December 31, 2000 and 1999 consist of the following:

                                                                 Current
                                              Current           Interest               Amount
                                             Maturity             Rate           2000            1999
                                             --------           --------         ----            ----
         Cash in checking                     Demand               -         $   17,975      $    2,691
         Dean Witter Money
           Market Accounts                    Demand              6.03%       2,797,752       1,932,048
         Less cash segregated for
           the exclusive benefit
           of customers                                                        (215,570)              0
                                                                             ----------      ----------
                                                                             $2,600,157      $1,934,739
                                                                             ==========      ==========


NOTE 3 - INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

         The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 2000 and 1999:

                                                                    Gross
                                           Aggregate              Unrealized            Aggregate Fair
                                             Cost               Holding Losses               Value
                                           ---------            --------------          --------------
         2000 - Mutual Funds              $    155,310         $   (10,468)             $    144,842
         ----                             ============         ===========              ============
         1999 - Mutual Funds              $    100,000         $         0              $    100,000
         ----                             ============         ===========              ============


         Dividends earned on the Company's investments in sponsored mutual funds aggregated $8,310 in 2000, $0 in 1999 and $0 in 1998.

         The Company provides services to the Integrity Mutual Funds and Ranson Managed Portfolios which had aggregate net assets under management at December 31, 2000 of approximately $321 million. All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged. The majority of these contracts are subject to periodic review and approval by each of the fund's Board of Directors, Trustees and Shareholders. Revenues derived from services rendered to the sponsored mutual funds were $3,088,928 in 2000, $3,511,983 in 1999 and $3,501,881 in 1998.

         Accounts receivable from the sponsored mutual funds aggregated $258,000 and $292,000 at December 31, 2000 and 1999, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consists of:


                                                       2000               1999
                                                       ----               ----
         Office furniture and equipment            $    890,930         $   750,242
         Leased equipment                                     0               9,735
         Building and land                            1,164,682             930,209
                                                   ------------         -----------
                                                   $  2,055,612         $ 1,690,186
         Accumulated depreciation and
           Amortization                                 597,185             421,853
                                                   ------------         -----------
                                                   $  1,458,427         $ 1,268,333
                                                   ============         ===========


         Depreciation expense totaled $175,332, $142,455 and $45,269 in 2000, 1999 and 1998, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

         PURCHASE COMBINATIONS - On May 25, 2000, the company acquired all the assets of ARM Securities Corporation (ARM). The purchase price was $896,000, of which $566,000 was for cash, and the remaining $330,000 was for goodwill which is being amortized on a straight line basis over 40 years. The consolidated financial statements include the operating results of the business from May 1, 2000.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1998.

                                  (Unaudited)                     (Unaudited)                 (Unaudited)
                                   Year ended                      Year ended                  Year Ended
                                December 31, 2000               December 31, 1999           December 31, 1998
                                -----------------               -----------------           -----------------
         Revenues                 $    8,621,103                   $    9,105,920              $    8,881,585
         Net income (loss)                20,443                         (180,687)                    239,012
         Income (loss)
           per share                         .00                             (.02)                        .03

         The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date indicated or what the results of operations may be in any future period.

         October 1, 1999, the Company formed a corporation called Magic Internet Services, Inc. At the same time, the newly formed subsidiary of the Company acquired all the assets of Magic Internet Services (a North Dakota partnership). The purchase price was $980,392, of which $260,000 was allocated to equipment, $218,000 was for a covenant not to compete, which is being amortized over 4 years, and the remaining balance of $502,392 was for goodwill, which is being amortized over 15 years. The purchase price was funded by issuing a 49% ownership of the newly formed subsidiary to the partners of the acquired partnership (hereinafter referred to as the Minority Interest). The parent received 51% of the stock of the newly formed corporation for its $500,000 payment to the partners of Magic Internet Services. The $500,000 consisted of $400,000 cash and 100,000 shares of ND Holdings, Inc. stock at $1 share price. The consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not significant to operations.

         OTHER ACQUISITIONS - In May, 1999, the Company acquired the rights to the investment advisors agreement to manage the "Lancaster Nebraska Fund". The costs associated with this acquisition totaling $404,202, are amortized using the straight-line method over a period of 20 years.


NOTE 6 - SHORT-TERM BORROWINGS

         Short-term borrowings at December 31, 2000 and 1999, consisted of the following:

                                                                 2000            1999
                                                                 ----            ----
         Liability owed to Magic Internet
            Service partners, interest at 0%
            and payable in full January 15, 2000               $       0      $ 200,000
                                                               =========      =========

NOTE 7 - LONG-TERM DEBT

         Long-term debt at December 31, 2000 and 1999 was as follows:

                                                                     Current
                                                    Rate             Portion             2000             1999
                                                    ----             --------            ----             ----
    Long-term debt:
    Smith Hayes Financial
      Services                                      0.00%          $    77,810       $    77,810     $   116,709
    Debentures                                     10.00%                    0           940,000         950,000
    Corporate notes                                10.00%                    0           962,000         962,000
    First Western Bank                              7.75%               12,138           482,851         496,338
    Subordinate debentures                         12.00%                    0           525,000               0
                                                                   -----------       -----------     -----------
    Totals                                                         $    89,948       $ 2,987,661     $ 2,525,047
                                                                   ===========       ===========     ===========


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


         DEBENTURES - The Company approved a $1 million intra-state debenture offering limiting the sale in North Dakota to North Dakota residents only. The debentures do not represent ownership in the Company.
         As of December 31, 2000, $940,000 in debentures are outstanding.
         The debentures carry an interest rate of 10% per annum, payable semi-annually, and mature September 1, 2002. The Company can call the debentures at 2% over par.


         CORPORATE NOTES - The Company had an intra-state offering of corporate notes limiting the sale to North Dakota residents only. The notes do not represent ownership of the Company. As of December 31, 2000, $962,000 in notes are outstanding. The notes carry an interest rate of 10% per annum, payable annually, and mature June 30, 2004. The Company can call the notes at par anytime after January 1, 2001.


         FIRST WESTERN BANK - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt. The debt carries an interest rate of 7.75%, with monthly payments of $4,105. On July 1, 2004, the remaining balance will be due in full.


         SUBORDINATE DEBENTURES - The company approved a $1 million intra-state subordinated debenture offering limiting the sale in North Dakota to North Dakota residents only. The subordinated debentures do not represent ownership in the Company. As of December 31, 2000, $525,000 in subordinate debentures are outstanding. The subordinate debentures carry an interest rate of 12% per annum, payable semi-annually, and mature June 30, 2005. The company can call the subordinate debentures at par anytime after July 1, 2001.





NOTE 7 - (CONTINUED)
         The aggregate amount of required future payments on the above long-term debt at December 31, 2000, is as follows:


                       Year ending December 31,
                                2001           $    89,948
                                2002               952,899
                                2003                13,934
                                2004             1,405,880
                                2005               525,000
                                               -----------
                                Total due      $ 2,987,661
                                               ===========



NOTE 8 - INCOME TAXES

         The current and deferred portions of the income tax expense included in the statements of operations as determined in accordance with FASB Statement No. 109, Accounting for Income Taxes, are as follows:

                                                  2000             1999             1998
                                                  ----             ----             ----
         Current income taxes
            Federal                           $         0       $         0       $         0
            State                                       0                 0                 0

         Deferred income
            Taxes                                 232,830           326,833           405,240
                                              -----------       -----------       -----------
                                              $   232,830       $   326,833       $   405,240
                                              ===========       ===========       ===========


         Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, measured by applying currently enacted tax rates. Such taxes relate principally to the recording of sales commissions paid to brokers and dealers, and the benefits associated with the Company's net operating loss carry forwards. The treatment of sales commissions for tax and financial purposes is explained fully in
         Note 1. As of December 31, 2000 and 1999, the Company had unamortized deferred sales commissions for tax purposes of $0 and $2,165,000, respectively. As a result of this treatment of sales commissions, a deferred tax liability has been created as well as a deferred tax benefit from the net operating loss for tax purposes.
         For financial statement presentation, they have been netted as a current deferred tax benefit or liability. The net operating loss carry forward of approximately $1,600,000 may be used to offset taxable income through the year 2015.



         A reconciliation of the difference between the expected income tax expense is computed at the U.S. Statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

                                                          2000                     1999                        1998
                                                          ----                     ----                        ----
        Federal taxes at statutory rates             $    111,000             $    200,000                $    230,000

        State taxes, net of federal tax effect             17,500                   31,500                      43,000

        Taxes on nondeductible amortization
          at federal statutory rates                      106,000                   95,000                     133,000

        Net tax benefit on cumulative effect
          of accounting change, and on
          minority interest                                     0                 (237,000)                          0

        Other                                              (1,670)                     333                        (760)
                                                      -----------             ------------                ------------
        Actual tax expense                            $   232,830             $     89,833                $    405,240
                                                      ===========             ============                ============



NOTE 9 - STOCK WARRANTS AND SPLITS

         The Company has authorized 1,050,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion
         No. 25 in accounting for its warrants. In the event additional warrants are issued, appropriate results will be disclosed in accordance with the provisions of Statement of Financial Accounting Standard, No. 123. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise price of the warrants will be adjusted to reflect stock splits of 11 for 10 in 1990 and 1989. 1,000 warrants were exercised in 1997 leaving an outstanding balance of 1,049,000 warrants as of December 31, 2000.

NOTE 10 -EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2000, 1999 and 1998.

         The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999. Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan. Contributions are made at the discretion of the Board of Directors. To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

         In December 1999, the ESOP borrowed $100,980 from the Company and used the proceeds to purchase 190,000 shares of the Company's common stock. The Company makes contributions to the plan that are used, in part, by the ESOP to make loan and interest payments. ESOP expense is determined by debt service requirements. Shares of common stock acquired by the plan are allocated to each employee based on the relationship of their total compensation to the total compensation of all participants. At December 31, 2000 and 1999, cumulative allocated shares remaining in the trust were 68,000 and 0 respectively, and

NOTE 10 -(CONTINUED)
         unallocated shares were 190,000 and 258,000 respectively, of which 190,000 and 68,000, respectively, were committed-to-be allocated. Unallocated shares are released based on the ratio of current debt service to total remaining principal and interest. The loan from the Company to the ESOP was repaid during the year 2000. The receivable from the ESOP was recorded as a reduction of the Company's shareholders' equity, and allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share.

         Total ESOP contribution expense recognized was $25,427, and $138,608 for the years ended December 31, 2000 and 1999, respectively.

NOTE 11 -NET CAPITAL REQUIREMENTS

         The Company's broker/dealer subsidiaries (ND Capital, Inc. Ranson Capital Corporation and ARM Securities Corporation) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission (SEC) as brokers/dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2000, these subsidiaries had net capital of $194,277, $276,103 and $616,777; minimum net capital requirements of $25,000, $5,000, and $39,556; excess net capital of $169,277, $271,103 and
         $577,221 and ratios of aggregate indebtedness to net capital of .
         15 to 1, .25 to 1 and .96 to 1, respectively. The subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

NOTE 12 -OPERATING SEGMENTS

         ND Holdings and Subsidiaries, Inc., organizes its business units into three reportable segments: mutual fund services, Internet services, and broker dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to sponsored and nonproprietary mutual funds. The Internet services segment provides Internet service for the Minot and surrounding area. The broker dealer segment distributes shares of nonproprietary mutual funds, and insurance products.

         The company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. The accounting policies are the same as those described in the summary of significant accounting policies.

         As of, and for the year ended, December 31, 2000


                                                Mutual Fund            Internet          Broker Dealer           Total
                                                  Services             Services             Services             -----
                                                -----------            --------          -------------
Revenues from
   external customers                           $  3,687,000           $    669,000       $  2,973,000         $  7,329,000
Intersegment
   Revenues                                            7,900                  1,300                  0                9,200
Interest revenue                                       2,150                      0             43,100               45,250
Interest expense                                     251,000                      0                  0              251,000
Depreciation and
   Amortization                                      425,400                172,000             4,400               601,800
Segment profit (loss)                                (68,250)               (82,500)          190,750                40,000
Segment assets                                    11,731,750                943,000         1,346,000            14,020,750
Expenditures for
   segment assets                                    293,300                 46,800            25,300               365,400


NOTE 12 -(CONTINUED)

RECONCILIATION OF SEGMENT INFORMATION

Revenues
--------
Total revenues for reportable segments          $   7,338,200
Elimination of intersegment revenues                   (9,200)
                                                -------------
    Consolidated total revenue                  $   7,329,000
                                                =============
Profit
------
Total reportable segment profit                 $      40,000
                                                =============
Assets
------
Total assets for reportable segments            $  14,021,000
Elimination of intercompany  receivables           (1,268,000)
                                                -------------
    Consolidated Assets                         $  12,753,000
                                                =============


NOTE 13 -COMMITMENTS AND CONTINGENCIES

         The company entered into leases for office space as a result of purchasing ARM Securities Corporation (Note 5) in Minnesota and California. The monthly lease payments are $900 and $7,409 respectively. The leases will expire March 31, 2003 and January 31,
         2004, respectively.   Total rent expense for the two leases in the
         current year was $59,725.

         The company has several leases for various office equipment that expire over the next several years through 2004. The total rent expense for these leases was $22,000, $11,500, and $7,500 for December 31, 2000, 1999, and 1998 respectively.

         The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2000.

                      Years ending December 31,
                                 2001                                    $   129,752
                                 2001                                        125,935
                                 2003                                        105,077
                                 2004                                         15,795
                                                                         -----------
                                 Total minimum future rentals            $   376,559
                                                                         ===========

         In January 2001, the Company was named as a defendant in a lawsuit. The Company believes that it is reasonably possible that it will obtain a favorable judgment in the case. However, the ultimate outcome of the litigation is unknown at the present time.
         Accordingly, no provision for any liability that might result has been made in the accompanying financial statements. The Company believes that it has a meritorious defense against the claim and intends to vigorously contest it. While it is not possible to predict the outcome of these actions, the Company believes that costs associated with them will not have a material adverse impact on the Company's financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period. The estimated claim for this case is approximately $130,000.

NOTE 14 -SUBSEQUENT EVENTS

         On December 21, 2000, the company offered to purchase up to 750,000 shares of its common stock from existing shareholders. The purchase price offered was $1.25 per share. The offer remained open until January 22, 2001. The results of this offer was 750,000 shares have been accepted for purchase at a price of $1.25 per share. The Company exercised a portion of its option to purchase up to an additional 2% of its outstanding shares resulting in an increase in the number of shares to be purchased by an additional 49,947 shares. In January 2001, the company paid out $999,934 for the purchase of these 799,947 shares.

NOTE 14 -(CONTINUED)
         On February 20, 2001 the company announced tentative plans to offer its shareholders the opportunity to exchange common shares for interest bearing securities to be issued by the company. The planned self tender offer anticipates that common shares may be exchanged at a premium over the current common share price for a security to be offered by the company. The timing of the intended self tender offer is subject to completion of registration and filing requirements.



                        ADDITIONAL INFORMATION






        INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION






To the Stockholders and Directors of
ND Holdings, Inc. and Subsidiaries
Minot, North Dakota


Our report on our audit of the basic consolidated financial statements of ND Holdings, Inc. and Subsidiaries for the years ended December 31, 2000, 1999 and 1998, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 20 and 21 related to the 2000, 1999 and 1998 consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2000, 1999 and 1998, taken as a whole.

We also have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of ND Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 18 relating to the 1997 and 1996 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.




BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA


February 14, 2001





                    ND HOLDINGS, INC. AND SUBSIDIARIES
                          SELECTED FINANCIAL DATA
                FOR THE YEARS ENDED DECEMBER 31, AS INDICATED



                                                                                                  1997
                                                                                               (Restated)            1996
                                                 2000           1999           1998              (a)(b)         (Restated)(b)
                                                 ----           ----           ----            ----------       -------------
Operating revenue                           $  7,329,008   $  4,761,059   $  4,438,908        $  4,590,716     $  3,417,614

Income (loss) from
  Operations                                $    285,747   $    586,458   $    683,443        $    738,890     $    261,002

Income tax (expense) benefit                $   (232,830)  $   (326,833)  $   (405,240)       $   (415,042)    $   (216,029)

Earnings (loss) per share                   $        .01   $       (.02)  $        .03        $        .03     $        .01

Total assets                                $ 12,753,359   $ 12,072,973   $ 10,891,060        $ 10,306,160     $ 10,724,285

Long-term obligations                       $  2,987,661   $  2,525,047   $  1,307,750        $  1,113,070     $  1,433,062

Shareholders' equity                        $  8,409,454   $  8,419,984   $  9,083,188        $  9,038,682     $  8,981,190

Dividends paid                              $          0   $          0   $          0        $          0     $          0


(a) The 1997 statement of operations has been restated to reflect the Company's current practice of recording commission income and commission expense separately. Prior to 1998 these amounts were reported as net commission income. The 1997 commission income and general and administrative expenses have been increased by approximately $544,000 so as to conform with the subsequent years' presentation.

(b) During the audit of the 1998 financial statements, an error was discovered that resulted in an understatement of reported liabilities and overstated net income as of December 31, 1995. All balances affected by this $25,000 error have been restated.


                  ND HOLDINGS, INC. AND SUBSIDIARIES
       QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                           QUARTER ENDED
                                                           -------------
                                     3-31-00          6-30-00          9-30-00          12-31-00
                                     -------          -------          -------          --------
Revenues                            $  1,084,761     $  2,004,073     $  2,158,754     $  2,081,420
Operating income                          63,444           94,913           78,905           48,485
Other income (expense)                   (15,969)          (2,640)         (13,026)         (12,545)
Income tax expense                       (60,347)         (52,794)         (69,194)         (50,495)
Net income (loss)                         (1,810)          37,428            9,037           (4,251)

Per Share(1)
    Operating income                        0.01             0.02             0.01             0.01
    Other income (expense)                 (0.00)           (0.00)           (0.00)           (0.00)
    Income tax expense                     (0.01)           (0.01)           (0.01)           (0.01)

                                                            QUARTER ENDED
                                                            -------------
                                     3-31-99          6-30-99          9-30-99          12-31-99
                                     -------          -------          -------          --------
Revenues                            $  1,152,721     $  1,151,101     $  1,329,665     $  1,127,572
Operating income                         162,173          173,170          269,825          (18,710)
Other income (expense)                    (5,644)         (15,646)         (21,641)         (21,948)
Income tax expense                       (89,660)         (91,166)        (126,108)         (19,899)
Cumulative effect of an
    accounting change                   (373,455)               0                0                0
Net income (loss)                       (306,586)          66,358          122,076          (49,228)

Per Share(1)
    Operating income                         .02              .02              .03              .00
    Other income (expense)                   .00              .00              .00              .00
    Income tax expense                      (.01)            (.01)            (.02)             .00
    Cumulative effect of an
     accounting change                      (.05)             .00               .0              .00


                                                            QUARTER ENDED
                                                            -------------
                                     3-31-98          6-30-98          9-30-98          12-31-98
                                     -------          -------          -------          --------
Revenues                            $  1,131,861     $  1,076,591     $  1,089,255     $  1,141,201
Operating income                         250,643           29,070          192,021          211,708
Other income (expense)                   (18,459)         (12,654)         (13,940)          19,569
Income tax expense                      (123,404)         (38,057)        (121,518)        (122,261)
Net income (loss)                        108,750          (21,609)          56,563          109,015

Per Share(1)
    Operating income                         .03              .00              .03              .03
    Other income (expense)                   .00              .00              .00              .00
    Income tax expense                      (.02)             .00             (.02)            (.02)

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


Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                               PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated herein by reference is the information under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement to be filed on or about March 30, 2001


ITEM 10    EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about March 30, 2001 under the headings "Directors and Executive Officers."

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about March 30, 2001.

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about March 30, 2001.


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

         4.2    Instruments defining rights of holders of securities: See
                Exhibit 3.1

         10.1 Management Advisory Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 11 (File No. 33-63306), filed with the Commission on February 28, 1997).

         10.2 Management Advisory Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 6 (File No. 33-63306), filed with the Commission on February 28, 1997).

         10.3 Management Advisory Contract - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.3 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 5 (File No. 33-63306), filed with the Commission on February 28, 1997).

         10.4 Management Advisory Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 10.4 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 4 (File No. 33-85332), filed with the Commission on February 28, 1997).

         10.5 Transfer Agency Agreement - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.5 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 11 (File No. 33-63306), filed with the Commission on February 28, 1997).

         10.6 Transfer Agency Agreement - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.6 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 6 (File No. 33-63306), filed with the Commission on February 28, 1997).

         10.7 Transfer Agency Agreement - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.7 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 5 (File No. 33-63306), filed with the Commission on February 28, 1997).

         10.8 Transfer Agency Agreement - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 10.8 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 4 (File No. 33-85332), filed with the Commission on February 28, 1997).

         10.9  Distribution Agreement - ND Tax-Free Fund, Inc.
                (incorporated by reference to Exhibit 10.9 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 11 (File No. 33-63306), filed with the Commission on February 28, 1997).

         10.10 Distribution Agreement - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.10 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 6 (File No. 33-63306), filed with the Commission on February 28, 1997).

         10.11 Distribution Agreement - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 10.11 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 5 (File No. 33-63306), filed with the Commission on February 28, 1997).

         10.12 Distribution Agreement - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 10.12 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 4 (File No. 33-85332), filed with the Commission on February 28, 1997).

         10.13  Stock Purchase Agreement - ND Holdings, Inc. and
                Shareholders of Ranson Company, Inc. (incorporated by reference to Exhibit 10.13 contained in the Company's Registration Statement on Form S-1, as amended
                (File No. 33-96824), filed with the Commission on September 12, 1995).

         10.14 Transfer Agency Agreement - Ranson Managed Portfolios (incorporated by reference in the Company's form 10KSB/A as amended(Commission File No. 0-25958), filed with the Commission on May 20, 1998).

         10.15 Transfer Agent Agreement - Investors Research Fund (incorporated by reference to Exhibit 10.15 contained in the Company's Registration Statement Form N-1A as amended
                (File No. 2-14675) filed with the Commission on January 22
                1999).

         10.16  Distribution Agreement - Investors Research Fund
                (incorporated by reference to Exhibit 10.16 contained in the Company's Registration Statement Form N-1A as amended
                (File No. 2-14675) filed with the Commission on January 22
                1999).

         10.17 Accounting Services Agreement - Investors Research Fund (incorporated by reference to Exhibit 10.17 contained in the Company's Registration Statement Form N-1A as amended
                (File No. 2-14675) filed with the Commission on January 22
                1999).

         10.18 Management and Investment Advisory Agreement - Ranson Managed Portfolios (incorporated by reference to Exhibit 10.18 contained in the Portfolios' Registration Statement on Form N-1A, as amended on Post-Effective Amendment 43 (File No. 33-36324),filed with the Commission on November 30, 1999).

         10.19  Distribution and Services Agreement - Ranson Managed
                Portfolios (incorporated by reference to Exhibit 10.19 contained in the Portfolios' Registration Statement on Form N-1A, as amended on Post-Effective Amendment 43 (File
                No. 33-36324), filed with the Commission on November 30, 1999).

         10.20 Management Advisory Contract - Integrity Small-Cap Fund of Funds, Inc. (incorporated by reference to Exhibit 10.20 contained in the Registration Statement on Form N-1A, (File No. 333-64917), filed with the Commission on September 30, 1998).

         10.21 Transfer Agency Agreement - Integrity Small-Cap Fund of Funds, Inc. (incorporated by reference to Exhibit 10.21 contained in the Registration Statement on Form N-1A (File No. 333-64917), filed with the Commission on September 30, 1998).

         10.22 Distribution Agreement - Integrity Small-Cap Fund of Funds, Inc. (incorporated by reference to Exhibit 10.22 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 3 (File No. 333-64917), filed with the Commission on June 14, 2000).

         21.1 Subsidiaries of the Company: (incorporated by reference to Exhibit 21.1 contained in the Company's Registration Statement on Form S-1 as amended (File No. 33-96824), filed with the Commission on December 7, 1995).



 (b)      Reports on Form 8-K/A.

During the fourth quarter of the Fiscal Year ended December 31, 2000, Form 8-K/A filed on November 9, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March.

                                                    ND HOLDINGS, INC.


Date:  March 26, 2001                              By /s/ Robert E. Walstad
                                                   ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer and
                                                   President and Director
                                                  (Acting Chief Financial
                                                      Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2001                               By /s/ Robert E. Walstad
                                                   ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer,
                                                   President and Director
                                                  (Principal Executive Officer)
                                                  (Acting Chief Financial
                                                      Officer)

Date: March 26, 2001                               By /s/ Peter A. Quist
                                                   ------------------------
                                                   Peter A. Quist
                                                   Vice President and Director

Date: March 26, 2001                               By /s/ Vance A. Castleman
                                                   ------------------------
                                                   Vance A. Castleman
                                                   Director

Date: March 26, 2001                               By /s/ Myron D. Thompson
                                                   ------------------------
                                                   Myron D. Thompson
                                                   Director

Date: March 26, 2001                               By /s/ Richard H. Walstad
                                                   ------------------------
                                                   Richard H. Walstad
                                                   Director

Date: March 26, 2001                               By /s/ Daniel L. Feist
                                                   ------------------------
                                                   Daniel L. Feist
                                                   Director