Form 10QSB
period 2001-03-31
ND HOLDINGS INC
filed 2001-05-08
CIK 944696

FORM 10-QSB

                      U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2001

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes X   No

As of April 20, 2001, there were 6,602,240 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes     No X


                                  FORM 10-QSB

                                ND HOLDINGS, INC.

                                      INDEX


Part I:     FINANCIAL INFORMATION                                    Page No.

   Item 1   Financial Statements


            Condensed Consolidated Balance Sheets-
               March 31, 2001 and December 31, 2000                    1

            Condensed Consolidated Statements of Operations-
               Three months ended March 31, 2001 and 2000              2

            Condensed Consolidated Statements of Cash Flows-
               Three months ended March 31, 2001 and 2000              3

            Notes to Condensed Consolidated Financial Statements       4

   Item 2   Management's Discussion and Analysis or Plan
               Of Operations                                           5

Part II     OTHER INFORMATION

   Item 5   Other Information                                         11

   Item 6   Exhibits and Reports on Form 8-K                          11

            Signatures                                                12




                                PART I. FINANCIAL INFORMATION


Item 1.                      ND HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  March 31,      December 31,
                                                    2001             2000
                                                -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  1,962,062      $ 2,600,157
  Cash segregated for the exclusive
    benefit of customers                              54,881          215,570
  Securities available-for-sale                      137,751          144,842
  Accounts receivable                                570,112          584,822
  Prepaids                                            75,098           72,468
                                                -----------------------------
  Total current assets                          $  2,799,904     $  3,617,859
                                                -----------------------------

PROPERTY AND EQUIPMENT                          $  2,074,890     $  2,055,612
  Less accumulated depreciation                      634,385          597,185
                                                -----------------------------
  Net property and equipment                    $  1,440,505     $  1,458,427
                                                -----------------------------
OTHER ASSETS
  Deferred sales commissions                    $  1,769,058     $  1,887,684
  Covenant not to compete ( net of accumulated
    amortization of $381,749 for 2001 and
    $368,124 for 2000)                               136,251          149,876
  Investment adviser's agreements (net of
   amortization of $1,526,070 for 2001
   and $1,449,689 for 2000)                        4,584,391        4,660,772
  Goodwill (net of accumulated amortization
   of $66,957 for 2001 and $54,024 for 2000)         800,195          813,128
  Other (net of amortization of $46,626 for
   2001 and $40,768 for 2000)                        142,446          165,613
                                               ------------------------------
  Total other assets                            $  7,432,341     $  7,677,073
                                                -----------------------------
TOTAL ASSETS                                    $ 11,672,750     $ 12,753,359
                                                =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                          $     91,454     $     87,087
  Accounts payable                                    22,644           36,375
  Other current liabilities                          474,106          476,804
  Deferred tax liability                             334,882          318,582
  Current portion of long-term debt                   90,057           89,948
                                                -----------------------------
  Total current liabilities                     $  1,013,143     $  1,008,796
                                                -----------------------------
LONG-TERM LIABILITIES
  Note payable                                  $    560,722     $    560,661
  Debentures                                         940,000          940,000
  Corporate notes                                    962,000          962,000
  Subordinate debentures                             625,000          525,000
  Less current portion shown above                   (90,057)         (89,948)
                                                -----------------------------


  Total long-term liabilities                   $  2,997,665     $  2,897,713
                                                -----------------------------

TOTAL LIABILITIES                               $  4,010,808     $  3,906,509
                                                -----------------------------
MINORITY INTEREST IN SUBSIDIARY                      433,842          437,396
                                                -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 7,402,187 and
   7,444,687 shares issued and outstanding,
   respectively                                 $  9,682,204     $  9,716,956
  Receivable - unearned ESOP shares                 (100,000)               -
  Gain on allocation of ESOP shares                   38,451                -
  Accumulated deficit                             (1,343,936)      (1,297,034)
  Accumulated other comprehensive loss               (18,093)         (10,468)
  Treasury stock, common, at cost,
   799,947 shares                                 (1,030,526)               -
                                                -----------------------------
  Total stockholders' equity                    $  7,228,100     $  8,409,454
                                                -----------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $ 11,672,750     $ 12,753,359
                                                =============================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2001         2000
                                                    -------------------------
REVENUES
  Fee income                                        $   761,477   $   824,532
  Commissions                                         1,220,181        96,995
  Internet revenues                                     167,465       163,234
                                                    -------------------------
  Total revenue                                     $ 2,149,123   $ 1,084,761
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   471,999   $   293,901
  Commission expense                                    945,037        86,382
  General and administrative expenses                   437,821       350,961
  Sales commissions amortized                           151,221       147,317
  Depreciation and amortization                         145,998       142,756
                                                    -------------------------
  Total operating expenses                          $ 2,152,076   $ 1,021,317
                                                    -------------------------

OPERATING INCOME                                    $    (2,953)  $    63,444
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    47,578   $    38,409
  Interest expense                                      (78,782)      (54,378)
                                                    -------------------------
  Net other expense                                 $   (31,204)  $   (15,969)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $   (34,157)  $    47,475

INCOME TAX EXPENSE                                  $   (16,301)      (60,347)
                                                    -------------------------
NET (LOSS) BEFORE MINORITY INTEREST                 $   (50,458)  $   (12,872)

Minority interest, net of income taxes              $     3,554        11,062
                                                    -------------------------
NET LOSS AFTER MINORITY INTEREST                    $   (46,904)  $    (1,810)
                                                    =========================

EARNINGS (LOSS) PER COMMON SHARE:                   $     (0.01)  $         -

SHARES USED IN COMPUTING
  EARNINGS (LOSS) PER COMMON SHARE                    6,618,907     7,561,187

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     ND HOLDINGS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (Unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                         --------------------------------
                                                             2001             2000
                                                         --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                             $     (46,904)    $      (1,810)
  Adjustments to reconcile net (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             145,998           142,756
     Sales commissions amortized/charged off                   151,221           147,317
     ESOP allocation expense                                    38,451                 -
     Minority interest                                          (3,554)          (11,062)
     (Increase) decrease in:
       Cash segregated for customers                           160,689                 -
       Accounts receivable                                      14,710            30,043
       Prepaids                                                 (2,630)           (2,768)
       Deferred sales commissions capitalized                  (32,594)           17,096
       Deferred tax                                             16,301            60,347
       Other assets                                             17,308           (79,777)
     Increase (decrease) in:
      Service fees payable                                       4,367           (12,119)
      Accounts payable                                         (13,731)          (15,688)
      Other liabilities                                         (2,698)          (64,278)
                                                        ---------------------------------
  Net cash provided by operating activities              $     446,934     $     210,057
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $     (19,279)    $    (231,190)
  Purchase of available-for-sale securities                       (534)          (43,000)
                                                        ---------------------------------

  Net cash used by investing activities                  $     (19,813)    $    (274,190)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of short term debt                                       -          (200,000)
  Redemption of common stock                                   (34,750)          (58,563)
  Purchase of treasury stock                                (1,030,526)                -
  Subordinate debenture issue                                  100,000                 -
  Reduction/adjustment notes payable                                60            (1,699)
  Repayment from ESOP                                                -            66,516
  Unearned ESOP shares                                        (100,000)                -
                                                        ---------------------------------
  Net cash used by financing activities                    $(1,065,216)      $  (193,746)
                                                        ---------------------------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                              $  (638,095)      $  (257,879)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       2,600,157         1,934,739
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                           $ 1,962,062       $ 1,676,860
                                                        =================================
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain (loss) on
   securities available-for-sale                           $    (7,625)      $         -
  Gain on allocation of ESOP shares                        $    38,451       $         -

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          ND HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             March 31, 2001 and 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of ND Holdings, Inc., as filed with the Securities and Exchange Commission. The Condensed Consolidated Balance
Sheet at December 31, 2000, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

The Company's effective tax rate differs from the U. S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 2000, 1999 and 1998 were 96%, 63% and 62%, respectively. The effective rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson acquisition, which has a remaining life of 15 years.

Effective for 2001, the Company is amortizing deferred sales commissions over 5 years for income tax purposes. Previously, the Company was expensing deferred sales commissions as incurred. The Company will continue to capitalize and amortize the commissions for financial reporting purposes (exception Integrity Fund of Funds, which are expensed). The effects of the change will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities may result from these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on the Company's net income.


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

ND Holdings, Inc. derives a substantial portion of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds and others from its subsidiaries. ARM Securities, another subsidiary, acquired effective May 1, 2000, provides another substantial portion of revenues through its sales of mutual funds and variable and fixed insurance products.

The Company organizes its business units into three reportable segments: mutual fund services, internet services, and broker dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to sponsored and nonproprietary mutual funds. The internet services segment provides internet service for the Minot and surrounding area. The broker dealer segment distributes shares of nonproprietary mutual funds, and insurance products.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition were retained.

SEGMENT INFORMATION
-------------------

                               Mutual Fund      Internet    Broker Dealer
As of,                          Services        Services       Services          Total
-----------------------------------------------------------------------------------------
MARCH 31, 2001
Revenues from
  external customers            $  915,763      $ 167,466   $ 1,065,894       $ 2,149,123
Intersegment
  Revenues                           1,800            455             -             2,255
Interest expense                    78,782              -             -            78,782
Depreciation and
  Amortization                     108,423         37,575             -           145,998
Segment profit (loss)              (95,554)        (7,254)*      52,350           (46,904)
Segment assets                  10,580,024        935,384     1,252,921        12,768,329
Expenditures for
  segment assets                     8,840          7,664         2,775            19,279

*  Before minority interest adjustment of $3,554

-----------------------------------------------------------------------------------------
MARCH 31, 2000
Revenues from
  external customers            $  921,527      $ 163,234   $         -       $ 1,084,761
Intersegment
  Revenues                               -              -             -                 -
Interest expense                    54,378              -             -            54,378
Depreciation and
  Amortization                     101,139         41,617             -           142,756
Segment profit (loss)                9,704        (22,576)*           -            (1,810)
Segment assets                  11,354,775      1,014,215             -        12,368,990
Expenditures for
  segment assets                   208,342         22,848             -           231,190

*  Before minority interest adjustment of $11,062

-----------------------------------------------------------------------------------------

Reconciliation of Segment Information

                                           As of March 31, 2001     As of March 31, 2000
Revenues
--------
Total revenues for reportable segments    $          2,151,379       $         1,084,761
Elimination of intersegment revenues                    (2,255)                        -
                                          --------------------       -------------------
  Consolidated total revenue              $          2,149,124       $         1,084,761
                                          ====================       ===================
Profit
------
Total reportable segment profit           $           (106,183)      $            (1,810)
                                          ====================       ===================
Assets
------
Total assets for reportable segments      $         12,768,329       $       12,368,990
Elimination of intercompany  receivables            (1,095,579)                (500,000)
                                          --------------------       ------------------
  Consolidated Assets                     $         11,672,750       $       11,868,990
                                          ====================       ===================

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

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of March 31,                               2001      2000      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 298.9  $ 308.9        (3.2)%
EQUITY Fund of Funds                         $  16.2  $  23.8       (31.9)%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 315.1  $ 332.7       (5.3)%
--------------------------------------------------------------------------
Investors Research Fund                      $     -  $  21.5     (100.0)%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 315.1  $ 354.2      (11.0)%
==========================================================================
Average for the period                       $ 321.7  $ 354.2       (9.2)%
==========================================================================

Assets under the Company's management/service were $315.1 million at March 31, 2001, a decrease of $21.8 million (-6.5%) from December 31, 2000 and a decrease of $39.1 million (-11.0%) from March 31, 2000. March 2001's decrease in assets under management/service compared to March 2000 was primarily the result of Investors Research Fund terminating their contract due to a reorganization of the fund effective February 16, 2001, and a decline in the equity funds due to equity selloffs and extreme instability in the stock market.


RESULTS OF OPERATIONS

The Company reported a net loss of $46,904, for the three months ended March 31, 2001 compared to a net loss of $1,810 for the three months ended March 31, 2000.

Operating revenues

Total operating revenues for the three months ended March 31, 2001 were $2,149,123, an increase of 98.1% from March 31, 2000. The increase is primarily attributable to the commission revenues of $1,065,894 from ARM Securities Corporation (ARM Securities) acquired effective May 1, 2000.

Fee income for the three months ended March 31, 2001 was a decrease of 7.6% compared to March 31, 2000. The decrease is primarily the result of the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued another class of shares, Class A shares Front End Sales Load (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more Class B shares are converted to Class A shares.

Commission income increased 1158.0% to $1,220,181 for the three months ended March 31, 2001 compared to $96,995 for the three months ended March 31, 2000. The increase is primarily attributable to commission income of $1,065,894 from ARM Securities acquired effective May 1, 2000 and a combination of an increase in retail commission in ND Capital and an increase in sales of The Nebraska Municipal Fund and The Oklahoma Municipal Fund.

Internet revenues increased 2.6% to $167,465 for the three months ended March 31, 2001 compared to $163,234 for the three months ended March 31, 2000. The increase is primarily attributable to a rate increase effective May 1, 2000. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company holds a 51% interest in the corporation.

Operating expenses

Total operating expenses for the three months ended March 31, 2001 were $2,152,076, an increase of 110.7% from March 31, 2000. The increase is a result of the net activity in the major expense categories as described in the paragraphs that follow.

Compensation and benefits

Total compensation and benefits for the three months ended March 31, 2001 were $471,999, an increase of 60.6% from March 31, 2000. The increase in compensation and benefits is primarily attributable to ARM Securities employee compensation and benefits of $85,270 acquired effective May 1, 2000, a $38,451 benefit expense related to allocation of ESOP shares and normal recurring annual compensation adjustments.

Commission expense

Total commission expense for the three months ended March 31, 2001 was $945,037, an increase of 994.0% from March 31, 2000. The increase is primarily attributable to commission expense of $823,538 from ARM Securities acquired effective May 1, 2000.

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2001 were $437,821, an increase of 24.8% from March 31, 2000. The increase is attributable to ARM Securities general and administrative expenses of $84,123 acquired effective May 1, 2000.

Sales commissions amortized

Amortization of deferred sales commissions for the three months ended March 31, 2001 were an increase of 2.6% from March 31, 2000. Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. Effective January 1, 2001, the Company accelerated the amortization life to eight years from nine years which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and Ranson Managed Portfolios and coincides with conversion of Class B shares to Class A shares as previously stated. This change is the primary reason for the increase.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2001 were $145,998, an increase of 2.3% from March 31, 2000, primarily attributable to goodwill amortization of ARM Securities acquired effective May 1, 2000.

Other income (expenses)

Total other income, net of other expenses is a net expense of $31,204 for the three months ended March 31, 2001, a 95.4% increase compared to a net expense of $15,969 from March 31,2000. Interest and other income for the three months ended March 31, 2001 is a 23.9% increase compared to March 31, 2000. The increase is primarily attributable to interest income earned by ARM Securities acquired effective May 1, 2000. Interest Expense is 44.9% higher for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to $18,857 interest accrued for $625,000 in Subordinate Debentures issued
July 1, 2000.

Liquidity and Capital Resources

Net cash provided from operating activities was $446,934 during the three months ended March 31, 2001, an increase of 112.8% from $210,057 during the three months ended March 31, 2000. The most significant factor contributing to this variance is the cash flow from the ARM Securities acquisition effective May 1, 2000.

Net cash used by investing activities for the three months ended March 31, 2001 was $19,813, a decrease of 92.8% from $274,190 for the three months ended
March 31, 2000. For both the three months ended 2001 and 2000 cash was used for capital expenditures, primarily computer systems. Additionally, in 2000, cash was used to remodel the second floor of the Company's office building for Magic Internet.

Net cash used by financing activities during the three months ended March 31, 2001 was $1,065,216 compared to $193,746 for the three months ended March 31, 2000. Net cash used for the three months ended March 31, 2001 consisted principally of $100,000 in proceeds from an issue of Subordinated Debenture net of $34,750 for redemption of the Company's common stock, $100,000 loan to the ESOP and $1,030,526 to purchase 799,947 shares from the Company's shareholders through a tender offer. Net cash used for the three months ended March 31, 2000 consisted principally of $66,516 repayment proceeds from the ESOP net of $200,000 payment of long-term debt and $58,563 for redemption of the Company's stock.

At March 31, 2001, the Company held $1,962,062 in cash and cash equivalents, as compared to $2,600,157 at December 31, 2000. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $2,669,925 at March 31, 2001 from $3,329,821 at December 31, 2000, primarily the result of purchasing treasury stock from shareholders through a tender offer.


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

PART II       OTHER INFORMATION.

Item 6:       Exhibits and Reports on Form 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

        The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.


Items 1 through 5 are not applicable and have been omitted

ND HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     /s/ Robert E. Walstad                                 April 20, 2001
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board
(CFO and CAO)

                                   12
1