Form 10QSB
period 2001-06-30
ND HOLDINGS INC
filed 2001-08-13
CIK 944696

FORM 10-QSB
                               -----------

                   Securities and Exchange Commission
                        Washington, D.C. 20549

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                 U.S. SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

Yes        X         No

As of July 27, 2001, there were 6,499,740 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No        X

                                FORM 10-QSB

                              ND HOLDINGS, INC.

                                   INDEX


Part I:     FINANCIAL INFORMATION                                   Page No.

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets-
            June 30, 2001 and December 31, 2000                         3

            Condensed Consolidated Statements of Operations-
            Three months ended June 30, 2001 and 2000                   4

            Condensed Consolidated Statements of Operations-
            Six months ended June 30, 2001 and 2000                     5

            Condensed Consolidated Statements of Cash Flows-
            Six months ended June 30, 2001 and 2000                     6

            Notes to Condensed Consolidated Financial Statements        7

Item 2      Management's Discussion and Analysis or Plan of Operation


Part II     OTHER INFORMATION

Item 4      Submission of matters to a vote of security holders        15

Item 6      Exhibits and Reports on Form 8-K                           15

            Signatures                                                 16

PART I. FINANCIAL INFORMATION
ITEM 1.            ND HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                       (Unaudited)
                                                                         June 30,      December 31,
                                                                           2001             2000
                                                                      -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $  1,852,052     $  2,600,157
  Cash segregated for the exclusive benefit
    of customers                                                            92,539          215,570
  Securities available-for-sale                                            148,590          144,842
  Accounts receivable                                                      541,636          584,822
  Prepaids                                                                  55,821           72,468
                                                                      -----------------------------
  Total current assets                                                $  2,690,638     $  3,617,859
                                                                      -----------------------------

PROPERTY AND EQUIPMENT                                                $  1,989,126     $  2,055,612
  Less accumulated depreciation                                           (536,720)        (597,185)
                                                                      -----------------------------
  Net property and equipment                                          $  1,452,406     $  1,458,427
                                                                      -----------------------------
OTHER ASSETS
  Deferred sales commissions                                          $  1,665,662     $  1,887,684
  Covenant not to compete ( net of accumulated
    amortization of $95,374 for 2001 and
    $68,124 for 2000)                                                      122,626          149,876
  Investment advisor's agreements (net of
   amortization of $1,602,179 for 2001 and
   $1,449,689 for 2000)                                                  4,503,294        4,660,772
  Goodwill (net of amortization of $79,772
   for 2001 and $54,024 for 2000)                                          787,380          813,128
  Other assets (net of amortization of $52,575 for 2001
    and $40,768 for 2000)                                                  159,247          165,613
                                                                     ------------------------------
  Total other assets                                                  $  7,238,209     $  7,677,073
                                                                      -----------------------------
TOTAL ASSETS                                                          $ 11,381,253     $ 12,753,359
                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                                                $     90,948     $     87,087
  Accounts payable                                                           1,131           36,375
  Other current liabilities                                                422,564          476,804
  Deferred tax liability                                                   312,735          318,582
  Current portion of long-term debt                                         12,291           89,948
                                                                      -----------------------------
  Total current liabilities                                           $    839,669     $  1,008,796
                                                                      -----------------------------
LONG-TERM LIABILITIES
  Note payable                                                        $    480,237     $    560,661
  Subordinate debentures                                                   645,000          525,000
  Debenture certificates                                                   940,000          940,000
  Corporate notes                                                          962,000          962,000
  Less current portion                                                     (12,291)         (89,948)
                                                                      -----------------------------
  Total long-term liabilities                                         $  3,014,946     $  2,897,713
                                                                      -----------------------------
TOTAL LIABILITIES                                                     $  3,854,615     $  3,906,509
                                                                      -----------------------------

MINORITY INTEREST IN SUBSIDIARY                                            429,368          437,396
                                                                      -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares authorized, no par value; 7,304,687
  and 7,444,687 shares issued and outstanding, respectively           $  9,605,875     $  9,716,956
  Receivable - unearned ESOP shares                                        (99,048)               -
  Gain on allocation of ESOP shares                                         38,451                -
  Accumulated deficit                                                   (1,409,700)      (1,297,034)
  Accumulated other comprehensive loss                                      (7,782)         (10,468)
  Treasury stock, common, at cost, 799,947 shares                       (1,030,526)               -
                                                                      -----------------------------
  Total stockholders' equity                                          $  7,097,270     $  8,409,454
                                                                      -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 11,381,253     $ 12,753,359
                                                                      =============================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    ND HOLDINGS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            June 30,
                                                    -------------------------
                                                        2001         2000
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   723,144   $   783,100
  Commissions                                         1,149,594     1,047,908
  Internet revenues                                     170,786       173,065
                                                    -------------------------
  Total revenue                                     $ 2,043,524   $ 2,004,073
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   473,603   $   352,701
  Commission expense                                    914,348       836,464
  General and administrative expenses                   401,756       424,420
  Sales commissions amortized                           152,495       146,668
  Depreciation and amortization                         142,854       148,907
                                                    -------------------------
  Total operating expenses                          $ 2,085,056   $ 1,909,160
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   (41,532)  $    94,913
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    60,720   $    53,639
  Interest expense                                      (86,574)      (56,279)
                                                    -------------------------
  Net other income (expense)                        $   (25,854)  $    (2,640)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $   (67,386)  $    92,273

DEFERRED INCOME TAX EXPENSE                         $    (2,852)      (52,794)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $   (70,238)  $    39,479

MINORITY INTEREST IN SUBSIDIARY                     $     4,474        (2,051)
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $   (65,764)  $    37,428
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $      (.01)  $      (.00)

AVERAGE COMMON SHARES OUTSTANDING                     7,304,687     7,540,437

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                        2001         2000
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 1,484,621   $ 1,607,632
  Commissions                                         2,369,775     1,144,903
  Internet revenues                                     338,251       336,299
                                                    -------------------------
  Total revenue                                     $ 4,192,647   $ 3,088,834
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   945,602   $   646,602
  Commission expense                                  1,859,385       922,846
  General and administrative expenses                   839,577       775,381
  Sales commissions amortized                           303,716       293,985
  Depreciation and amortization                         288,852       291,663
                                                    -------------------------
  Total operating expenses                          $ 4,237,132   $ 2,930,477
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   (44,485)  $   158,357
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $   108,298   $    92,049
  Interest expense                                     (165,356)     (110,658)
                                                    -------------------------
  Net other income (expense)                        $   (57,058)  $   (18,609)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $  (101,543)  $   139,748

DEFERRED INCOME TAX EXPENSE                         $   (19,153)     (113,141)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $  (120,696)  $    26,607

MINORITY INTEREST IN SUBSIDIARY                     $     8,028         9,011
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $  (112,668)  $    35,618
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $      (.02)  $      (.00)

AVERAGE COMMON SHARES OUTSTANDING                     7,304,687     7,540,437

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ND HOLDINGS, INC AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (Unaudited)
                                                                      Six Months Ended
                                                                          June 30,
                                                                -------------------------
                                                                   2001         2000
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $    (112,668)     $     35,618
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             288,852           291,663
     Sales commissions amortized/charged off                   303,716           293,985
     ESOP allocation expense                                    38,451                 -
     Minority interest                                          (8,028)           (9,011)
     Loss on sales of assets                                       (28)                -
     (Increase) decrease in:
       Cash segretated for customers                           123,032                 -
       Accounts receivable                                      43,186          (207,942)
       Prepaids                                                 16,647            11,199
       Deferred sales commissions capitalized                  (81,694)           46,606
       Other assets                                             (5,442)          (45,538)
     Increase (decrease) in:
      Service fees payable                                       3,861           (18,057)
      Accounts payable                                         (35,245)         (160,997)
      Deferred tax                                              (5,847)          113,141
      Other liabilities                                        (54,238)           10,440
                                                        ---------------------------------
  Net cash provided by operating activities              $     514,555     $     361,107
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $     (65,391)    $    (288,436)
  Purchase of available-for-sale securities                     (1,062)          (42,000)
  Purchase of goodwill                                            (118)         (465,908)
                                                        ---------------------------------
  Net cash used by investing activities                  $     (66,571)    $    (796,344)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of short term debt                                       -          (200,000)
  Redemption of common stock                                  (111,079)          (75,639)
  Purchase of treasury stock                                (1,030,526)                -
  Subordinate debenture issue                                  120,000                 -
  Reduction of notes payable                                   (75,436)           (5,675)
  Repayments from ESOP                                               -           100,890
  Unearned ESOP shares                                         (99,048)                -
  Redemption of debenture                                            -           (10,000)
  ARM obligations, net                                               -             5,622
                                                        ---------------------------------
  Net cash used by financing activities                    $(1,196,089)      $  (184,802)
                                                        ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  $  (748,105)      $  (620,039)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       2,600,157         1,934,739
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF JUNE 30, 2001                                  $ 1,852,052       $ 1,314,700
                                                        =================================

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain(loss) on
    Securities available-for-sale                                2,686                 -
  Gain on allocation of ESOP shares                             38,451                 -
  Reduction of investment advisory agreement and
    notes payable                                                4,988                 -
  Purchase of goodwill with short term borrowing                     -            56,213

                    ND HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          JUNE 30, 2001 AND 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of ND Holdings, Inc., as filed with the SEC. The Condensed Consolidated Balance Sheet at December 31, 2000, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of operating results for the entire year.


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

Effective for 2001, the Company is amortizing deferred sales commissions over 5 years for income tax purposes. Previously, the Company was expensing deferred sales commissions as incurred. The Company will continue to capitalize and amortize the commissions for financial reporting purposes (exception Integrity Fund of Funds, which are expensed). The effects of the change will create timing differences between when the commissions are expensed as amortization for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities may result from these timing differences.

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

SEGMENT INFORMATION
-------------------

AS OF,                         Mutual Fund    Internet       Broker Dealer
SECOND QUARTER ENDED            Services      Services         Services           Total
-----------------------------------------------------------------------------------------
JUNE 30, 2001
Revenues from
  external customers          $  863,908    $  170,785      $  1,008,831     $  2,043,524
Intersegment
  Revenues                             -           445                 -              445
Interest expense                  86,507            67                 -           86,574
Depreciation and
  Amortization                   105,065        37,789                 -          142,854
Segment profit (loss)            (51,220)       (9,130) *         (9,888)         (65,764)

*  Before minority interest adjustment of $4,474

-----------------------------------------------------------------------------------------
JUNE 30, 2000
Revenues from
  external customers          $  926,342    $  173,065      $    904,666     $  2,004,073
Intersegment
  Revenues                             -             -                 -                -
Interest expense                  56,279             -                 -           56,279
Depreciation and
  Amortization                   105,965        42,664               278          148,907
Segment profit (loss)            (37,536)        4,653*           72,362           37,428

*  Before minority interest adjustment of $(2,051)

-----------------------------------------------------------------------------------------
AS OF SIX MONTHS ENDED
JUNE 30, 2001
Revenues from
  external customers          $1,779,671    $  338,251      $  2,074,725     $  4,192,647
Intersegment
  Revenues                         1,800           900                 -            2,700
Interest expense                 165,289             -                67          165,356
Depreciation and
  Amortization                   213,488        75,364                 -          288,852
Segment profit (loss)           (146,775)      (16,383) *         42,462         (112,669)
Segment assets                10,314,467       940,495         1,221,870       12,476,832
Expenditures for
  segment assets                  22,489        26,870            16,032           65,391

*  Before minority interest adjustment of $8,028

-----------------------------------------------------------------------------------------

JUNE 30, 2000
Revenues from
  external customers          $1,847,869    $  336,299      $    904,666     $  3,088,834
Intersegment
 Revenues                              -             -                 -                -
Interest expense                 110,590             -                68          110,658
Depreciation and
  Amortization                   207,103        84,282               278          291,663
Segment profit (loss)            (27,833)      (17,923) *         72,362           35,618
Segment assets                11,338,169       993,413         1,075,959       13,407,541
Expenditures for
 segment assets                  244,437        34,261             9,738          288,436

*  Before minority interest adjustment of $9,012

-----------------------------------------------------------------------------------------

RECONCILIATION OF SEGMENT INFORMATION
                                            As Three Months
                                           Ended June 30, 2001          June 30, 2000
Revenues
--------
Total revenues for reportable segments    $          2,043,968       $         2,004,073
Elimination of intersegment revenues                       445                         -
                                          --------------------       -------------------
  Consolidated total revenue              $          2,043,523       $         2,004,073
                                          ====================       ===================

Profit
------
Total reportable segment profit           $            (65,764)      $            37,428
                                          ====================       ===================

                                            As of Six Months
                                           Ended June 30, 2001          June 30, 2000

Revenues
--------
Total revenues for reportable segments    $          4,195,347       $         3,088,834
Elimination of intersegment revenues                    (2,700)                        -
                                          --------------------       -------------------
  Consolidated total revenue              $          4,192,647       $         3,088,834
                                          ====================       ===================
Profit
------
Total reportable segment profit           $           (112,669)      $            35,618
                                          ====================       ===================

Assets
------
Total assets for reportable segments      $         12,476,832       $        13,407,541
Elimination of intercompany  receivables            (1,095,579)                 (500,000)
                                          --------------------       -------------------
  Consolidated Assets                     $         11,381,253       $        12,311,962


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

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions
As of June 30,                                2001      2000      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 295.4  $ 297.2        (0.6)%
EQUITY Fund of Funds                         $  17.1  $  22.4       (23.7)%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 312.5  $ 319.6        (2.2)%
--------------------------------------------------------------------------
Investors Research Fund                      $   0.0  $  21.1      (100.0)%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 312.5  $ 340.7        (8.3)%
==========================================================================
Average for the six month period             $ 317.0  $ 347.8        (8.9)%
==========================================================================


Assets under the Company's management/service were $312.5 million at June 30, 2001, a decrease of $24.4 million (-7.2%) from December 31, 2000 and a decrease of $28.2 million (-8.3%) from June 30, 2000. June 2001's decrease in assets under management/service compared to June 2000 was primarily the result of Investors Research Fund terminating their contract due to a reorganization of the fund effective February 16, 2001, and a decline in the equity funds due to equity selloffs and extreme instability in the stock market.


RESULTS OF OPERATIONS

                                    Three months ended               Six months ended
                                         June 30                         June 30
                                     2001         2000               2001        2000
Net Income (Loss) After
   Minority Interest              $  (65,764)  $    37,428       $ (112,668)  $   35,618
Earnings per share
   Primary                        $    (0.01)  $      0.00       $    (0.02)        0.00
   Fully-diluted                  $    (0.01)  $      0.00            (0.02)        0.00
                                  -------------------------------------------------------

Net income (loss) after minority interest for the second quarter ended June 30, 2001 was a $65,764 net loss compared to a $37,428 net income for the same quarter in the previous fiscal year.

Net income (loss) after minority interest for the six months ended June 30, 2001 was a $112,668 net loss compared to a $35,618 net income for the same quarter in the previous fiscal year.

OPERATING REVENUES

Total operating revenues for the second quarter ended June 30, 2001 were $2,043,524, an increase of 2.0% from June 30, 2000. The increase is the net result of increase revenues from Broker Dealer Services of 11.5% or $104,164 offset by decreases in revenues of Mutual Fund Services, 6.79% or $62,435 and Internet Services, 1.3% or $2,279.

Total operating revenues for the six months ended June 30, 2001 were $4,192,647, an increase of 35.7% from June 30, 2000. The increase is the net result of increase revenues from Broker Dealer Services of 129.3% or $1,170,059 (ARM Securities acquired effective May 1, 2000) and Internet Services of .6% or $1,952 offset by a decrease in revenue for Mutual Fund Services of 3.7% or $68,198.

Fee income for the second quarter ended June 30, 2001 was a decrease of 7.7% compared to June 30, 2000. The decrease is the result of the loss in fee revenue due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued another class of shares, Class A shares Front End Sales Load (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more Class B shares are converted to Class A shares.

Fee income for the six months ended June 30, 2001 was a decrease of 7.7% compared to June 30, 2000. The decrease is the result of the loss in fee revenue due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares.

Commission income increased 9.7%, to $1,149,594 for the second quarter ended June 30, 2001 from $1,047,908 for the same period last year. The increase is a net result of commission revenues increase from Broker Dealer Services of $104,164 offset by $2,479 loss in commission income from Mutual Fund Services.

Commission income increased 107.7%, to $2,369,775 for the six months ended June 30, 2001 from $1,144,903 for the same period last year. The increase is a result of increased commission revenues from Broker Dealer Services of $1,170,059 (ARM Securities acquired effective May 1, 2000) and from Mutual Fund Services of $56,613.

Internet revenues were $170,786 for the second quarter ended June 30, 2001, a 1.3% decrease from June 30, 2000. Internet Revenues were $338,251 for the six months ended June 30, 2001, a .6% increase for the six months ended June 30, 2000. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company owns a 51% interest in the corporation.


OPERATING EXPENSES

Total operating expenses for the second quarter and six months ended June 30, 2001 were $2,085,056 and $4,237,132 respectively, an increase of 9.2% and 44.6%, from the same periods ended June 30, 2000. The 9.2% and 44.6% increase is a result of the net activity in the major expense categories as described in the paragraphs that follow.

COMPENSATION AND BENEFITS

Total compensation and benefits for the second quarter ended June 30, 2001 were $473,602, an increase of 34.3% from June 30, 2000. The increase is primarily attributable to Broker Dealer Services and Internet Services employee compensation and benefits increase of $107,799 and $5,855 respectively.

Total compensation and benefits for the six months ended June 30, 2001 were $945,602, an increase of 46.2% from June 30, 2000. The increase is primarily attributable Broker Dealer Services employee compensation and benefits increase of $193,069 (ARM Securities acquired effective May 1, 2000) and an increase of $99,889 from Mutual Fund Services for a $38,451 benefit expense related to allocation of ESOP shares and normal recurring annual compensation adjustments.


COMMISSION EXPENSE

Total commission expense for the second quarter ended June 30, 2001 was $914,348, an increase of 9.3% from June 30, 2000. The increase is a net result of Broker Dealer Services commission increase of $80,144 and a $2,260 decrease in commission expense relative to commission income.

Total commission expense for the six months ended June 30, 2001 was $1,859,385, an increase of 101.5% from June 30, 2000. The increase is a result of Broker Dealer Services commission expense increase of $903,682 (ARM Securities acquired effective May 1, 2000) and Mutual Fund Services commission expense increase of $34,657, relative to commission income.


GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the second quarter ended June 30, 2001 were $401,756, a decrease of 5.3% from June 30, 2000. The decrease is attributable to 2000's startup costs for the Company's ESOP plan.

Total general and administrative expenses for the six months ended June 30, 2001 were $839,577, an increase of 8.3% from June 30, 2000. The increase is primarily to Broker Dealer Services general and administrative costs increase of $129,307 (ARM Securities acquired effective May 1, 2000.)


SALES COMMISSIONS AMORTIZED

Amortization of deferred sales commissions for the second quarter ended June 30, 2001 were an increase of 4.0% from June 30, 2000. Amortization of deferred sales commission for the six months ended June 30, 2001 were an increase of 3.3% from June 30, 2000. Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. Effective January 1, 2001, the Company accelerated the amortization life to eight years from nine years which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and Ranson Managed Portfolios and coincides with conversion of Class B shares to Class A shares as previously stated. This change is the primary reason for the increase.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 4.1% for the second quarter ended June 30, 2001 and 1.0% for the six months ended June 30, 2001 compared to the same period 2000.

OTHER INCOME (EXPENSES)

Interest and other income is 13.2% and 17.7% higher for the second quarter ended and six months ended June 30, 2001 compared to the same period in 2000 due to interest income earned on cash invested. Interest Expense is 53.8% and 49.4% higher for the second quarter ended and six months ended June 30, 2001 compared to the same period in 2000 due to the interest accrued for $645,000 in Subordinate Debentures issued starting in the third quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities were $519,543 during the six month period June 30, 2001, an increase of 43.9% from $361,107 during the six month period ended June 30, 2000. Depreciation and amortization are a 1.0% decrease for the six months ended June 30, 2001 over the same period in 2000.

Net cash used by investing activities for the six months ended June 30, 2001 decreased to $66,571 from $796,344 for the six months ended June 30, 2000. The 2000 activity includes remodeling of the second floor of the company's office building, investment in Class A shares for the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and South Dakota Tax-Free Fund, Inc., and goodwill for the acquisition of ARM Securities.

Net cash used by financing activities during the six months ended June 30, 2001 was $1,201,077. The major financing activities for the period were a purchase of 799,947 shares from the Company shareholders for $1,030,526 through a tender offer and $111,079 for the purchase of 140,000 shares of the Companys stock, pursuant to a repurchase program approved by its Board of Directors.

At June 30, 2001, the Company held $1,852,052 in cash and cash equivalents, as compared to $2,600,157 at December 31, 2000. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $2,542,278 at June 30, 2001 from $3,329,821 at December 31, 2000, primarily the result of purchasing treasury stock from shareholders through a tender offer.

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

ARM revenues are generated from commissions (FESLs) and regular service fees received from various mutual fund and insurance companies. If sales of mutual funds or annuities decline, commissions revenues and earnings would be adversely affected. If ARM's assets under service decline, service fee revenues and earnings would be adversely affected. Lower securities market levels may reduce sales of mutual funds or annuities, and assets under service may contract thus reducing service fee revenues and earnings.

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

Sales of fund shares with FESLs provide current distribution revenue to the Company in the form of the Company's share of the FESLs and distribution revenue over time in the form of 12b-1 payments. Sales of fund shares with CDSCs provide distribution revenue over time in the form of 12b-1 payments and, if shares are redeemed within 5 years, CDSCs. However, the Company pays commissions on sales of fund shares with CDSCs, reflects such commissions as a deferred expense on its balance sheet and amortizes such commissions over a period of up to eight years, thereby recognizing distribution expenses.

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


ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 18, 2001, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Number of Votes Cast for
Vance A. Castleman                                                 4,857,934
Daniel L. Feist                                                    4,857,488
Peter A. Quist                                                     4,847,188
Myron D. Thompson                                                  4,885,486
Robert E. Walstad                                                  4,766,243
Richard H. Walstad                                                 4,776,828

2. To approve appointment of Brady Martz & Associates, P.C. as independent auditor for the Company for the fiscal year ending December 31, 2001.

For                                                                4,934,515
Abstain                                                               17,093


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


     /s/ Robert E. Walstad                                 August 13, 2001
-----------------------------------
Robert E. Walstad                                          Date
President and Chairman of the Board
(CFO and CAO)

1