Form 10QSB
period 2001-09-30
ND HOLDINGS INC
filed 2001-11-13
CIK 944696

FORM 10-QSB

                    Securities and Exchange Commission
                           Washington, D.C. 20549

             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                     U.S. SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

Yes        X         No

As of October 26, 2001, there were 6,542,740 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No        X

                                  1

                               FORM 10-QSB

                            ND HOLDINGS, INC.

                                  INDEX


Part I:      FINANCIAL INFORMATION                                   Page No.

Item 1       Financial Statements

        Condensed Consolidated Balance Sheets-
        September 30, 2001 and December 31, 2000                          3

        Condensed Consolidated Statements of Operations-
        Three months ended September 30, 2001 and 2000                    4

        Condensed Consolidated Statements of Operations-
        Nine months ended September 30, 2001 and 2000                     5

        Condensed Consolidated Statements of Cash Flows-
        Nine months ended September 30, 2001 and 2000                     6

        Notes to Condensed Consolidated Financial Statements              7

Item 2  Management's Discussion and Analysis or Plan of Operation


Part II OTHER INFORMATION

Item 4  Submission of matters to a vote of security holders              15

Item 5  Other Information                                                15

Item 6  Exhibits and Reports on Form 8-K                                 15

        Signatures                                                       16

                                   2

Part I. Financial Information
Item 1.                     ND HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                       September 30,    December 31,
                                                                           2001             2000
                                                                      -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $  1,893,555     $  2,600,157
  Cash segregated for the exclusive benefit
    of customers                                                           158,453          215,570
  Securities available-for-sale                                            111,862          144,842
  Accounts receivable                                                      530,927          584,822
  Prepaids                                                                  55,765           72,468
                                                                      -----------------------------
  Total current assets                                                $  2,750,562     $  3,617,859
                                                                      -----------------------------

PROPERTY AND EQUIPMENT                                                $  2,012,168     $  2,055,612
  Less accumulated depreciation                                           (571,103)        (597,185)
                                                                      -----------------------------
  Net property and equipment                                          $  1,441,065     $  1,458,427
                                                                      -----------------------------
OTHER ASSETS
  Deferred sales commissions                                          $  1,564,409     $  1,887,684
  Covenant not to compete (net of accumulated
    amortization of $108,999 for 2001 and
    $68,124 for 2000)                                                      109,001          149,876
  Investment advisor's agreements (net of
   amortization of $1,678,497 for 2001 and
   $1,449,689 for 2000)                                                  4,426,975        4,660,772
  Goodwill (net of amortization of $93,241
   for 2001 and $54,024 for 2000)                                          836,678          813,128
  Other assets (net of amortization of $58,479 for 2001
    and $40,768 for 2000)                                                  159,935          165,613
                                                                     ------------------------------
  Total other assets                                                  $  7,096,998     $  7,677,073
                                                                      -----------------------------
TOTAL ASSETS                                                          $ 11,288,625     $ 12,753,359
                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                                                $     89,825     $     87,087
  Accounts payable                                                          22,576           36,375
  Other current liabilities                                                363,136          476,804
  Deferred tax liability                                                   309,022          318,582
  Current portion of long-term debt                                        952,208           89,948
                                                                      -----------------------------
  Total current liabilities                                           $  1,736,767     $  1,008,796
                                                                      -----------------------------
LONG-TERM LIABILITIES
  Note payable                                                        $    477,589     $    560,661
  Subordinate debentures                                                   645,000          525,000
  Debenture certificates                                                   940,000          940,000
  Corporate notes                                                          962,000          962,000
  Less current portion                                                    (952,208)         (89,948)
                                                                      -----------------------------
  Total long-term liabilities                                         $  2,072,381     $  2,897,713
                                                                      -----------------------------
TOTAL LIABILITIES                                                     $  3,809,148     $  3,906,509
                                                                      -----------------------------

MINORITY INTEREST IN SUBSIDIARY                                            420,372          437,396
                                                                      -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares authorized, no par value; 6,556,740
  and 7,444,687 shares issued and outstanding, respectively           $  8,618,629     $  9,716,956
  Receivable - unearned ESOP shares                                        (98,079)               -
  Gain on allocation of ESOP shares                                         38,561                -
  Accumulated deficit                                                   (1,477,586)      (1,297,034)
  Accumulated other comprehensive loss                                     (22,420)         (10,468)
                                                                      -----------------------------
  Total stockholders' equity                                          $  7,059,105     $  8,409,454
                                                                      -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 11,288,625     $ 12,753,359
                                                                      =============================

                                   3
          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     ND HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2001         2000
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   734,679   $   770,643
  Commissions                                         1,079,831     1,219,502
  Internet revenues                                     157,457       168,609
                                                    -------------------------
  Total revenue                                     $ 1,971,967   $ 2,158,754
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   457,820   $   395,735
  Commission expense                                    851,983       968,119
  General and administrative expenses                   400,418       420,037
  Sales commissions amortized                           154,245       146,172
  Depreciation and amortization                         143,580       149,786
                                                    -------------------------
  Total operating expenses                          $ 2,008,046   $ 2,079,849
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   (36,079)  $    78,905
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    32,051   $    57,557
  Interest expense                                      (76,567)      (70,584)
                                                    -------------------------
  Net other income (expense)                        $   (44,516)  $   (13,027)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $   (80,595)  $    65,878

DEFERRED INCOME TAX BENEFIT (EXPENSE)               $     3,713       (69,194)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $   (76,882)  $    (3,316)

MINORITY INTEREST IN SUBSIDIARY                     $     8,996        12,352
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $   (67,886)  $     9,036
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $      (.01)  $      (.00)

AVERAGE COMMON SHARES OUTSTANDING                     6,516,240     7,501,354

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   4

                 ND HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2001         2000
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 2,219,300   $ 2,378,275
  Commissions                                         3,449,606     2,364,406
  Internet revenues                                     495,708       504,907
                                                    -------------------------
  Total revenue                                     $ 6,164,614   $ 5,247,588
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $ 1,403,422   $ 1,042,337
  Commission expense                                  2,711,369     1,890,965
  General and administrative expenses                 1,239,995     1,195,418
  Sales commissions amortized                           457,961       440,158
  Depreciation and amortization                         432,432       441,449
                                                    -------------------------
  Total operating expenses                          $ 6,245,179   $ 5,010,327
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   (80,565)  $   237,261
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $   140,349   $   149,606
  Interest expense                                     (241,923)     (181,241)
                                                    -------------------------
  Net other income (expense)                        $  (101,574)  $   (31,635)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $  (182,139)  $   205,626

DEFERRED INCOME TAX BENEFIT (EXPENSE)               $   (15,440)     (182,335)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $  (197,579)  $    23,291

MINORITY INTEREST IN SUBSIDIARY                     $    17,024        21,363
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $  (180,555)  $    44,654
                                                    =========================

NET INCOME (LOSS) PER SHARE:                        $      (.03)  $       .01

AVERAGE COMMON SHARES OUTSTANDING                     6,557,740     7,527,409

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  ND HOLDINGS, INC AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                     Nine Months Ended
                                                                        September 30,
                                                                -------------------------
                                                                   2001         2000
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $    (180,555)     $     44,654
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             432,432           441,449
     Sales commissions amortized/charged off                   457,961           440,158
     ESOP allocation expense                                    38,561                 -
     Minority interest                                         (17,024)          (21,363)
     Loss on sales of assets                                       (28)                -
     (Increase) decrease in:
       Cash segregated for customers                            57,118                 -
       Accounts receivable                                      53,895          (275,075)
       Prepaids                                                 16,704            (1,424)
       Deferred sales commissions capitalized                 (134,686)           55,836
       Other assets                                            (12,033)          (37,485)
     Increase (decrease) in:
      Service fees payable                                       2,739           (18,000)
      Accounts payable                                         (13,799)         (144,982)
      Deferred tax                                              (9,560)          182,336
      Other liabilities                                       (113,668)          (65,146)
                                                        ---------------------------------
  Net cash provided by operating activities              $     578,057     $     600,958
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $     (88,433)    $    (332,995)
  Purchase of available-for-sale securities                     21,028           (47,000)
  Purchase of goodwill                                          (4,705)         (532,295)
                                                        ---------------------------------
  Net cash used by investing activities                  $     (72,110)    $    (912,290)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of short term debt                           $           -     $    (200,000)
  Redemption of common stock                                (1,156,386)         (126,241)
  Purchase of treasury stock                                         -                 -
  Subordinate debenture issue                                  120,000           490,000
  Reduction of notes payable                                   (78,084)           (8,634)
  Repayments from ESOP                                               -           100,890
  Unearned ESOP shares                                         (98,079)                -
  Redemption of debenture                                            -           (10,000)
  ARM obligations, net                                               -          (110,255)
                                                        ---------------------------------
  Net cash used by financing activities                    $(1,212,549)      $   135,760
                                                        ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  $  (706,602)      $  (175,572)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       2,600,157         1,934,739
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF SEPTEMBER 30, 2001                             $ 1,893,555       $ 1,759,167
                                                        =================================

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain(loss) on
    securities available-for-sale                              (11,952)                -
  Gain on allocation of ESOP shares                             38,561                 -
  Reduction of investment advisory agreement and
    notes payable                                                4,988            (21,252)
  Purchase of goodwill with common stock                        58,061

                  ND HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                       September 30, 2001 and 2000

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of operating results for the entire year.


NOTE 2 - INCOME TAXES

The Company's effective tax rate differs from the U. S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 2000 and 1999 were 96% and 63%, respectively. The effective rate for the year 2001 will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson acquisition.

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

The Company organizes its business units into three reportable segments: mutual fund services, internet services, and broker dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to sponsored and nonproprietary mutual funds. The internet services segment provides internet service for the Minot and surrounding area. The broker dealer segment distributes shares of nonproprietary mutual funds and insurance products.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition were retained.


Segment Information
-------------------

As of,                      Mutual Fund      Internet        Broker Dealer
Third Quarter Ended          Services        Services           Services         Total
-----------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
Revenues from
    external customers       $ 873,225        $ 157,458         $ 941,284      $1,971,967
Intersegment
    Revenues                         -              445                 -             445
Interest expense                76,567                -                 -          76,567
Depreciation and
    Amortization               105,442           38,138                 -         143,580
Segment profit (loss)          (59,125)         (18,361) *            604         (67,886)

*  Before minority interest adjustment of $8,996

-----------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
Revenues from
    external customers       $ 905,919        $ 168,609       $1,084,226      $2,158,754
Intersegment
    Revenues                     7,350                -                -           7,350
Interest expense                70,538               46                -          70,584
Depreciation and
    Amortization               104,915           43,226            1,645         149,786
Segment profit (loss)          (35,038)         (25,208)*         56,930           9,036

*  Before minority interest adjustment of $12,352
---------------------------------------------------------------------------------------------------------------
AS OF NINE MONTHS ENDED
SEPTEMBER 30, 2001
Revenues from
    external customers      $2,652,896        $ 495,709       $3,016,009      $6,164,614
Intersegment
    Revenues                     1,800            1,356                -           3,156
Interest expense               241,856               67                -         241,923
Depreciation and
    Amortization               318,930          113,502                -         432,432
Segment profit (loss)         (205,901)         (34,744) *        43,066        (180,555)
Segment assets              10,319,547          878,951        1,185,706      12,384,204
Expenditures for
    segment assets             (91,245)          29,986          17,816          (43,443)

*  Before minority interest adjustment of $17,024

-----------------------------------------------------------------------------------------

SEPTEMBER 30, 2000
Revenues from
    external customers      $2,753,789        $ 504,907      $1,988,892       $5,247,588
Intersegment
    Revenues                     7,350                -               -            7,350
Interest expense               181,128              113               -          181,241
Depreciation and
    Amortization               312,018          127,508           1,923          441,449
Segment profit (loss)          (62,870)         (43,131) *      129,292           44,654
Segment assets              11,711,614          969,024       1,092,241       13,772,879
Expenditures for
    segment assets             270,587           39,434          22,974          332,995

*  Before minority interest adjustment of $21,363
-----------------------------------------------------------------------------------------

RECONCILIATION OF SEGMENT INFORMATION
                                                     As of Three Months
                                                   Ended September 30, 2001       September 30, 2000
Revenues
Total revenues for reportable segments                   $1,972,422                    $2,166,104
Elimination of intersegment revenues                            455                         7,350
    Consolidated total revenue                           $1,971,967                    $2,158,754

Profit
Total reportable segment profit                          $  (67,886)                   $    9,036

                                                    As of Nine Months
                                                  Ended September 30, 2001       September 30, 2000

Revenues
Total revenues for reportable segments                   $6,167,770                    $5,254,938
Elimination of intersegment revenues                          3,156                         7,350
    Consolidated total revenue                           $6,164,614                    $5,247,588

Profit
Total reportable segment profit                          $ (180,555)                   $   44,654

Assets
Total assets for reportable segments                    $12,384,204                   $13,772,879
Elimination of intercompany  receivables                 (1,095,579)                   (1,095,579)
    Consolidated Assets                                 $11,288,625                   $12,677,300

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

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of September 30,                           2001      2000      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 299.4  $ 296.8         0.9%
EQUITY Fund of Funds                         $  13.7  $  22.2       (38.3)%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 313.1  $ 319.0        (1.8)%
--------------------------------------------------------------------------
Investors Research Fund                      $   0.0  $  20.1       (100.0)%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 313.1  $ 339.1        (7.7)%
==========================================================================
Average for the six month period             $ 316.5  $ 345.6        (8.4)%
==========================================================================

Assets under the Company's management/service were $313.1 million at September 30, 2001, a decrease of $23.8 million (-7.1%) from December 31, 2000 and a decrease of $26.0 million (-7.7%) from September 30, 2000. September 2001's decrease in assets under management/service compared to September 2000 was primarily the result of Investors Research Fund terminating their contract due to a reorganization of the fund effective February 16, 2001, and a decline in the equity funds due to equity selloffs and extreme instability in the stock market.


RESULTS OF OPERATIONS

                                    Three months ended              Nine months ended
                                       September 30                    September 30
                                     2001         2000               2001        2000
Net Income (Loss) After
   Minority Interest              $  (67,886)  $     9,036       $ (180,555)  $   44,654
Earnings per share
   Primary                        $    (0.01)  $      0.00       $    (0.03)        0.01
   Fully-diluted                  $    (0.01)  $      0.00            (0.03)        0.01
                                  -------------------------------------------------------

Net income (loss) after minority interest for the third quarter ended September 30, 2001 was a $67,886 net loss compared to a $9,036 net income for the same quarter in the previous fiscal year.

Net income (loss) after minority interest for the nine months ended
September 30, 2001 was a $180,555 net loss compared to a $44,654 net income for the same quarter in the previous fiscal year.

OPERATING REVENUES

Total operating revenues for the third quarter ended September 30, 2001 were $1,971,967, a decrease of 8.7% from September 30, 2000. The decrease is the result of decreases in revenues from Broker Dealer Services of 13.2% or $142,942, Mutual Fund Services, 3.6% or $32,694 and Internet Services, 6.6% or $11,151.

Total operating revenues for the nine months ended September 30, 2001 were $6,164,614, an increase of 17.5% from September 30, 2000. The increase is the net result of increased revenues from Broker Dealer Services of 51.6% or $1,027,117 (ARM Securities acquired effective May 1, 2000) offset by a decrease in revenue for Internet Services of 1.8% or $9,198 and Mutual Fund Services of 3.7% or $100,893.

Fee income for the third quarter ended September 30, 2001 was a decrease of 4.7% compared to September 30, 2000. The decrease is the result of the loss in fee revenue due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued another class of shares, Class A shares Front End Sales Load (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more Class B shares are converted to Class A shares.

Fee income for the nine months ended September 30, 2001 was a decrease of 6.7% compared to September 30, 2000. The decrease is the result of the loss in fee revenue due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares.

Commission income decreased 11.5%, to $1,079,831 for the third quarter ended September 30, 2001 from $1,219,502 for the same period last year. The decrease is a result of a decrease in commission revenues from Broker Dealer Services of $142,942 offset by a $3,270 increase in commission income from Mutual Fund Services.

Commission income increased 45.9%, to $3,449,606 for the nine months ended September 30, 2001 from $2,364,406 for the same period last year. The increase is a result of increased commission revenues from Broker Dealer Services of $1,027,117 (ARM Securities acquired effective May 1, 2000) and from Mutual Fund Services of $58,083.

Internet revenues were $157,457 for the third quarter ended September 30, 2001, a 6.6% decrease from September 30, 2000. Internet Revenues were $495,708 for the nine months ended September 30, 2001, a 1.8% decrease for the nine months ended September 30, 2000. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company owns a 51% interest in the corporation.


OPERATING EXPENSES

Total operating expenses for the third quarter and nine months ended September 30, 2001 were $2,008,046 and $6,245,179 respectively, a decrease of 3.5% and an increase of 24.6%, from the same periods ended September 30, 2000. The 3.5% decrease and 24.6% increase are a result of the net activity in the major expense categories as described in the paragraphs that follow.

COMPENSATION AND BENEFITS

Total compensation and benefits for the third quarter ended September 30, 2001 were $457,820, an increase of 15.7% from September 30, 2000. The increase is primarily attributable to Broker Dealer Services and Internet Services employee compensation and benefits increase of $49,839 and $3,246 respectively.

Total compensation and benefits for the nine months ended September 30, 2001 were $1,403,422, an increase of 34.6% from September 30, 2000. The increase is primarily attributable Broker Dealer Services employee compensation and benefits increase of $242,908 (ARM Securities acquired effective May 1, 2000) and an increase of $109,194 from Mutual Fund Services for a $38,561 benefit expense related to allocation of ESOP shares and normal recurring annual compensation adjustments.


COMMISSION EXPENSE

Total commission expense for the third quarter ended September 30, 2001 was $851,983, a decrease of 12.0% from September 30, 2000. The decrease is a net result of Broker Dealer Services commission decrease of $120,837 offset by a $4,701 increase in commission expense relative to commission income.

Total commission expense for the nine months ended September 30, 2001 was $2,711,369,an increase of 43.4% from September 30, 2000. The increase is a result of Broker Dealer Services commission expense increase of $782,845 (ARM Securities acquired effective May 1, 2000) and Mutual Fund Services commission expense increase of $37,558, relative to commission income.


GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the third quarter ended September 30, 2001 were $400,418, a decrease of 4.7% from September 30, 2000. The decrease is attributable to 2000's startup costs for the Company's ESOP plan.

Total general and administrative expenses for the nine months ended September 30, 2001 were $1,239,995, an increase of 3.7% from September 30, 2000. The increase is primarily to Broker Dealer Services general and administrative costs increase of $135,383 (ARM Securities acquired effective May 1, 2000.)


SALES COMMISSIONS AMORTIZED

Amortization of deferred sales commissions for the third quarter ended September 30, 2001 were an increase of 5.5% from September 30, 2000. Amortization of deferred sales commission for the nine months ended September 30, 2001 were an increase of 4.0% from September 30, 2000. Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. Effective January 1, 2001, the Company accelerated the amortization life to eight years from nine years which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and Ranson Managed Portfolios and coincides with conversion of Class B shares to Class A shares as previously stated. This change is the primary reason for the increase.


Depreciation and amortization

Depreciation and amortization decreased 4.1% for the third quarter ended September 30, 2001 and 2.0% for the nine months ended September 30, 2001 compared to the same period 2000.

OTHER INCOME (EXPENSES)

Interest and other income is 44.3% and 6.2% lower for the quarter ended and nine months ended September 30, 2001 compared to the same period in 2000 due to reduced interest income earned on cash invested. Interest Expense is 8.5% and 33.5% higher for the quarter ended and nine months ended September 30, 2001 compared to the same period in 2000 due to the interest accrued for $645,000 in Subordinate Debentures issued starting in the third quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $578,057 during the nine month period ended September 30, 2001, a decrease of 3.8% from $600,958 during the nine month period ended September 30, 2000.

Net cash used by investing activities for the nine months ended September 30, 2001 decreased to $72,110 from $912,290 for the nine months ended September 30, 2000. The 2000 activity includes remodeling of the second floor of the company's office building, investment in Class A shares for the ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and South Dakota Tax-Free Fund, Inc., and goodwill for the acquisition of ARM Securities.

Net cash used by financing activities during the nine months ended September 30, 2001 was $1,212,549. The major financing activities for the period were a purchase of 799,947 shares from the Company shareholders for $1,030,526 through a tender offer and $124,749 for the purchase of 155,000 shares of the Companys stock, pursuant to a repurchase program approved by its Board of Directors.

At September 30, 2001, the Company held $1,893,555 in cash and cash equivalents, as compared to $2,600,157 at December 31, 2000. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $2,536,344 at September 30, 2001 from $3,329,821 at December 31, 2000, primarily the result of purchasing stock from shareholders through a tender offer.

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


ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5:       OTHER INFORMATION

On July 6, 2001 Daniel Feist submitted a letter of resignation as a director of the Company. On August 31, 2001, Richard Olson, the Company's Chief Operating Officer, was appointed to fill the vacant position.

On September 21, 2001, the Company's Controller and Treasurer submitted a letter of resignation. The Company promoted Heather Ackerman to Controller and interim Treasurer to fill the open positions.

On October 1, 2001, Richard Olson, Chief Operating Officer, was named President of the Company. Robert Walstad continues to serve as Chief Executive Officer and Chairman of the Board.




ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

ND HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     /s/ Robert E. Walstad                                 November 12, 2001
-----------------------------------
Robert E. Walstad                                          Date
CEO and Chairman of the Board
(CFO and CAO)


                                  16
1