Form 10KSB
period 2001-12-31
ND HOLDINGS INC
filed 2002-03-25
CIK 944696

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2001
                                 OR
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2001 were $8,167,724.

On February 15, 2002, there were 6,694,740 shares of the Registrant's common stock outstanding.

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 15, 2002: $4,936,444.

Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 31, 2002 are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:    YES  _____    NO __X__


                                   PART I

Item 1.  Description of Business

DEVELOPMENT OF BUSINESS

ND Holdings, Inc. ("the Company") is a holding company primarily engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of five (5) open-end investment companies including ND Tax-Free Fund, Inc.("ND Tax-Free Fund"), Montana Tax-Free Fund, Inc.("Montana Tax-Free Fund"), South Dakota Tax-Free Fund, Inc. ("South Dakota Tax-Free Fund"), Integrity Fund of Funds, Inc. ("Integrity Fund of Funds") and Integrity Small-Cap Fund of Funds, Inc. ("Integrity Small-Cap Fund of Funds"). Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund,
The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. The Company also sells mutual funds and insurance products through another wholly-owned subsidiary, ARM Securities Corporation ("ARM Securities"), and prospectively through Capital Financial Services, Inc. ("CFS"), which the Company acquired in January of 2002. The Company has also become involved as an internet provider with a majority ownership in Magic Internet Services, Inc. ("Magic Internet"). The Company continues to review acquisition opportunities in other industries involving management services and information processing.

As of December 31, 2001, total assets under management/service in the Funds was approximately $318.3 million, compared to approximately $336.9 million as of December 31, 2000 and approximately $364.1 million as of December 31, 1999.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987 as a North Dakota corporation by Robert E. Walstad, Chief Executive Officer of the Company. The Company's offices are at 1 North Main Street, Minot, North Dakota 58703. As of December 31, 2001, the Company had 36 full-time employees and 7 part-time employees, consisting of officers, investment management, securities distribution, shareholder services, data processing, law, accounting and clerical support staff.

On January 5, 1996, the Company consummated the acquisition (the "Ranson Acquisition") of substantially all of the assets and liabilities of The Ranson Company, Inc., a corporation organized under the laws of the state of Kansas and based in Wichita, Kansas. The Ranson Company, Inc. provided investment management and related services to the Ranson Managed Portfolios through its subsidiary, Ranson Capital Corporation ("Ranson"), a registered investment advisor and registered broker-dealer. Ranson Managed Portfolios is an open-end investment company registered with the Securities and Exchange Commission (the "SEC"). At the time of the Ranson Acquisition, Ranson Managed Portfolios consisted of three funds: The Kansas Municipal Fund, The Kansas Insured Intermediate Fund and The Nebraska Municipal Fund, totaling approximately
$184 million in assets under management. Subsequent to the Ranson Acquisition, the Company has managed Ranson Managed Portfolios on a unified basis with its other business. The purchase price paid at the closing of the Ranson Acquisition was $6.2 million and was funded through a combination of existing cash on hand and bank debt in the amount of approximately $1.5 million. The bank debt was paid in full as of March 1998.

On December 6, 1996, the Company acquired the accounts of the Heartland Nebraska Tax-Free Fund for cash and merged them into the Ranson Managed Portfolios, The Nebraska Municipal Fund, through an exchange of shares. The Heartland Portfolio was $10,299,543 in size at the time of the transaction.

On May 21, 1999, the Company acquired the accounts of the Lancaster Nebraska Tax-Free Fund for cash and merged them into the Ranson Managed Portfolios, The Nebraska Municipal Fund, through an exchange of shares. The Lancaster Portfolio was $12,877,367 in size at the time of the transaction.

On October 1, 1999, the Company acquired for cash and common stock 51% control of Magic Internet Services, Inc. Magic Internet operates as an internet service provider to individuals and businesses in the local calling area.

On May 25, 2000, the Company acquired for cash, ARM Securities Corporation, a broker-dealer engaged primarily in the sale of mutual funds and insurance products. The broker-dealer supports approximately 60 registered representatives operating as independent contractors with 23 representatives in a single office in Fresno, CA and the remainder in scattered locations in Minnesota, Iowa and South Dakota.

On September 14, 2001, the Company acquired for common stock, North Dakota Investment Advisors, Inc., a registered investment advisor authorized to provide investment advisory services in the state of North Dakota for a fee.

On January 15, 2002, the Company acquired all the assets of Capital Financial Services, Inc., a full-service brokerage firm based in Madison, Wisconsin. The broker-dealer specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 90 investment representatives and investment advisors.

THE COMPANY'S SUBSIDIARIES

The Company derives most of its income from two lines of business, one being the providing of investment management, distribution, shareholder services, accounting and related services to the Funds and other clients. The other provides order processing, regulatory oversight, concession processing, and other related services to registered securities representatives transacting securities business for their clients. As a result, the Company is economically dependent on the Funds, the representatives and others for substantially all of its revenue and income. These businesses are conducted through the wholly-owned subsidiary companies described below. Revenues generated by the subsidiaries supporting activities surrounding the Funds are derived primarily from fees based on the level of assets under management. Revenues generated by the support of securities sales are derived primarily through a sharing of sales concessions paid by the products being sold to clients. Other business opportunities have been considered.

ND Money  Management, Inc.

ND Money Management, Inc. ("ND Money Management") is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act"). ND Money Management provides investment advisory services under investment advisory agreements with ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, Integrity Fund of Funds, and Integrity Small-Cap Fund of Funds. As of December 31, 2001, ND Money Management managed approximately $135.1 million, representing approximately 42% of the Company's total assets under management/service.

ND Capital, Inc.

ND Capital, Inc. ("ND Capital") is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. (the "NASD") and serves as principal underwriter and distributor for ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, and Integrity Small-Cap Fund of Funds. ND Capital earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by each such Fund and contingent deferred sales charges ("CDSCs") from shareholders of such Funds if they redeem their shares within 5 years after their purchase. ND Capital began as principal underwriter for Investors Research Fund of Santa Barbara, California on December 1, 1998. ND Capital earned underwriting fees in connection with sale of such Investors Research Fund shares effected by ND Capital's sales representatives and the underwriter's portion of front-end sales load ("FESLs") in connection with sales of such shares effected by other broker-dealers. ND Capital earned Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by Investors Research Fund.
On December 31, 1999, ND Capital terminated the underwriting agreement with Investors Research Fund due to significant changes in the Fund's structure. As principal underwriter for Integrity Fund of Funds, ND Capital earns CDSCs from shareholders of the Fund if they redeem their shares within 5 years after their purchase. ND Capital also earns commission revenue in connection with sales of shares of outside mutual funds and in connection with effecting other securities transactions.

Ranson Capital Corporation

Ranson Capital Corporation ("Ranson") is registered with the SEC as an investment advisor and a broker-dealer. It is also a member of the NASD. Ranson provides investment advisory services to the Ranson Managed Portfolios under an investment advisory agreement. As of December 31, 2001, Ranson managed approximately $183.2 million in assets, representing approximately 58% of the Company's total assets under management/service. Ranson also serves as principal underwriter for the Ranson Managed Portfolios and earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Ranson Managed Portfolios and the underwriter's portion of FESLs in connection with sales of shares of the Ranson Managed Portfolios effected by other broker-dealers.

ND Resources, Inc.

ND Resources, Inc. ("ND Resources") is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934. ND Resources provides shareholder recordkeeping services and acts as transfer agent and dividend-paying agent for the Funds. ND Resources also provides business management services, including fund accounting, compliance and other related administrative activities for the Funds. ND Resources is compensated for providing these services under agreements with each Fund, and is reimbursed for out-of-pocket expenses. ND Resources has provided services to one other fund group. As of February 16, 2001, that relationship was terminated due to a reorganization of the fund group.

Magic Internet Services, Inc.

Magic Internet Services, Inc. ("Magic Internet") operates as an internet service provider to individuals and businesses in the local calling area. Magic Internet provides subscribers with full support including servicing hardware and technical support for software problems. Magic Internet also provides DSL, wireless, satellite, and website building and hosting services.

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

Integrity Investment Advisors, Inc.

Integrity Investment Advisors, Inc. ("Integrity Investment Advisors") is registered with the SEC and the state of North Dakota as a registered investment advisor. Acquired in September of 2001, Integrity Investment Advisors is authorized to provide investment advisory services to individuals or other entities. The registered investment advisor earns fee revenue in connection with providing these services.


Capital Financial Services, Inc.

On January 15, 2002 the Company acquired all the assets of Capital Financial Services, Inc. ("CFS"), a full-service brokerage firm based in Madison, Wisconsin. CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer. The broker-dealer and investment advisor specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 90 investment representatives and investment advisors.

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

Investment advisory fees constituted 20% of the Company's consolidated revenues in 2001.

Transfer Agency, Dividend Disbursement and Administrative Services

Transfer agency, dividend disbursement and other shareholder administrative services are provided to the Funds and other clients by ND Resources. ND Resources receives fees from the Funds and others for providing such services. As of December 31, 2001 such fees ranged from 0.09% to 0.16% per annum of assets under management/service, depending on the size of the Fund. In addition, ND Resources provides accounting services to the Funds for which it charges a base fee and an asset based charge ranging from 0.01% to 0.05% per annum of assets under management/service depending on the size of the Fund. Transfer agency, dividend disbursement, and administrative services fees constituted 9% of the Company's consolidated revenues in 2001.



Distribution of Fund Shares

ND Capital acts as the principal underwriter and distributor of shares of ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, Integrity Fund of Funds, and Integrity Small-Cap Fund of Funds pursuant to distribution agreements with such Funds. Pursuant to distribution agreements, Ranson acts as the principal underwriter and distributor of shares of the Ranson Managed Portfolios. The distribution agreements generally provide that ND Capital and Ranson shall distribute Fund shares and pay the expenses thereof. Fund shares are sold primarily by broker-dealers with whom ND Capital and Ranson have entered into dealer sales agreements. ND Capital also sells a limited number of Fund shares directly to investors. The Company markets its Funds primarily to the residents of the rural states in which the Company's Funds invest in local bond issues.

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

Each of the Funds (other than Kansas Insured Intermediate Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which ND Capital or Ranson (as applicable) earns Rule 12b-1 fees in connection with its distribution of Fund shares. Rule 12b-1 fees are .25% per annum of the Fund's average net assets (with respect to the applicable Ranson Managed Portfolios), and .75% per annum of the Fund's average net assets (with respect to ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund and Integrity Small-Cap Fund of Funds.). ND Capital previously through 2000 waived Rule 12b-1 fees for ND Tax-Free Fund, Montana Tax-Free Fund and South Dakota Tax-Free Fund in excess of .50% per annum. ND Capital and Ranson (as applicable) currently pay other broker-dealers 12b-1 shareholder servicing fees of between ..10% and .20% per annum on shareholder accounts of such broker-dealers. ND Capital retains Rule 12b-1 fees in excess of such amounts.

The 12b-1 Plans are established for an initial term of one year. Thereafter, they must be approved annually by the Board of Directors or trustees, including a majority of the disinterested directors or trustees of each Fund. Each Plan is subject to termination at any time by a majority of the Fund's disinterested directors or trustees or by the Fund's shareholders.

FESL, CDSC and Rule 12b-1 plan revenues constituted 14% of the Company's consolidated revenues in 2001.
Brokerage Commissions

ARM Securities' primary source of revenue is commission revenue in connection with sales of shares of mutual funds and insurance products.

ND Capital and Ranson also earn commission revenue in connection with sales of shares of outside mutual funds and when acting as a broker in effecting other securities transactions. Commission revenues constituted 49% of the Company's consolidated revenues in 2001.

Internet Revenues

Magic Internet operates as an internet service provider to individuals and businesses in the local calling area. Magic Internet provides subscribers with full support including servicing hardware and technical support for software problems. Magic Internet also provides DSL, wireless, satellite, and website building and hosting services. Internet revenues constituted 8% of the Company's consolidated revenues in 2001.

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

Following routine books and records examinations by the SEC in 1997, ND Money Management, Ranson, and the Funds received deficiency letters from the SEC staff that outlined various compliance issues. ND Money Management, Ranson, and the Funds responded to the letters and have implemented additional procedures designed to ensure future compliance with applicable laws and regulations. In late 1999, ND Money Management, Ranson, and the Funds were notified that the Central Regional Office of the SEC had commenced a formal investigation regarding the few remaining issues raised in the aforementioned letters. Recently, following further document production and correspondence with the SEC, ND Money Management, Ranson, and the Funds have been notified that the SEC has completed their investigation. ND Money Management, Ranson, and the Funds are now in the process of reaching a suitable resolution with the SEC. The Company has incurred and anticipates that it will continue to incur additional legal and other expenses in the future to ensure compliance. The extent of such expenses, however, is not presently determinable.

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

The Company also participates in two other highly competitive related sectors of the financial services industry, retail brokerage and investment advisory services. The Company competes directly with full-service stock brokerage firms, registered investment advisors, banks, regional broker-dealers and other independent broker-dealers. Each of these competitors offer to the public many of the same investment products and services offered by the Company. Further, other broker-dealers providing the same services heavily recruit the representatives and advisors transacting business through the Company. This competition forces the Company to maintain high levels of support services and commission payouts for these representatives and advisors. These high levels of services and payouts could have a material adverse effect on the Company's earnings.



OTHER MATTERS

The Company's board of directors has approved an employee stock ownership plan ("ESOP") whereby up to 800,000 shares of the Company's stock would be granted. The ESOP was effective January 1, 1999. Refer to Employee Benefit Plans in
Note 10 of the Audited Statements. In March of 2001, the Company loaned the ESOP $100,000 to purchase future shares for distribution by the ESOP.

ITEM 2    DESCRIPTION OF PROPERTY

The Company operates all of its business, except ARM Securities, out of its location at 1 North Main, Minot, North Dakota in which it occupies approximately 14,200 square feet of office space in a 28,000 square foot building with an adjacent 100'x140' parking lot. The Company had leased the office space until December 31, 1998 when it purchased the office building for $700,000. As of December 31, 2001 the Company owed $474,375 on the 5 year loan. The Company also leases two locations, 1,110 square feet at One South Minnesota, New Ulm, Minnesota and 5,292 square feet at 1550 East Shaw Avenue, Suite 120, Fresno, California for the ARM Securities broker-dealer operations.


ITEM 3    LEGAL PROCEEDINGS

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.


                               PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information About the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol NDHI. The Company's stock began trading on the OTC Bulletin Board on November 7, 1997. On December 31, 2001, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.89 per share. At February 15, 2002, there were approximately 787 shareholders of record. In addition, the Company estimates that there are approximately 359 beneficial shareholders whose shares are held in street name and 428 registered shareholders.


The following table sets forth the high and low bid prices for the Company's Common Stock provided by The NASDAQ Stock Market, Inc.

                                             2001                  2000
                                          Fiscal Year          Fiscal Year
                                      -------------------------------------
        Quarter                         High        Low        High       Low
        ---------------------------------------------------------------------
        First Quarter                   1.188      .656        .812      .438
        Second Quarter                   .930      .625        .938      .594
        Third Quarter                    .920      .770        .938      .656
        Fourth Quarter                   .960      .700        .875      .512

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

ND Holdings, Inc. is a holding company which operates in three business segments, 1) as an investment advisor, distributor and provider of administrative service to sponsored and non-proprietary mutual funds, 2) as an internet service provider for Minot and surrounding areas and 3) as a broker-dealer. Refer to Segment Information in Note 12 of the Audited Statements.



ASSETS UNDER MANAGEMENT/SERVICE
By Investment Objective
In Millions

As of December 31,                           2001      2000      1999
----------------------------------------------------------------------
FIXED-INCOME
Tax-Free                                   $ 303.0   $ 301.0   $ 319.2
Taxable (Corporate/Government)                 0.0       0.0       0.0
----------------------------------------------------------------------

TOTAL FIXED-INCOME                         $ 303.0   $ 301.0   $ 319.2
----------------------------------------------------------------------

EQUITY
Fund of Funds                              $  15.3   $  19.6   $  22.1
----------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS               $ 318.3   $ 320.6   $ 341.3
----------------------------------------------------------------------
Investors Research Fund                    $   0.0   $  16.3   $  22.8
----------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE      $ 318.3   $ 336.9   $ 364.1
======================================================================

A substantial portion of the Company's revenues depend upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management/service decreased by $18.6 million (5.5%) in 2001 and decreased by $27.2 million (7.5%) in 2000. Fixed income assets increased by 0.7% in 2001 compared to the 2000 decrease of 5.7%. Fixed income assets account for 95.2% of the total assets under management/service in 2001 and 89.3% in 2000. Equity assets decreased by 21.9% in 2001 compared to the 2000 decrease of 11.3%. Equity assets account for 4.8% of total assets under management/service in 2001 and 5.8% in 2000. Investors Research Fund represents 0.0% of total assets under management/service in 2001 and 4.8% in 2000.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Consolidated Statements of Operations of ND Holdings, Inc. and the percentage change in those amounts from period to period.

                                                                                       Variance  Variance
                                                                                        2001 to   2000 to
                                        2001              2000               1999         2000      1999
                                     ----------------------------------------------------------------------
OPERATING REVENUES
   Fee income                        $ 2,970,581        $ 3,144,428         $ 3,610,959     (5.5)%  (12.9)%
   Commissions                         4,554,559          3,515,600             991,063     29.6%   254.7%
   Internet revenues                     642,584            668,980             159,037     (3.9)%  320.6%
                                     ----------------------------------------------------------------------
        Total revenue                $ 8,167,724        $ 7,329,008         $ 4,761,059     11.4%    53.9%
                                     ----------------------------------------------------------------------

OPERATING EXPENSES
   Compensation and benefits         $ 1,833,715        $ 1,464,483         $ 1,159,985     25.2%    26.3%
   Commission Expense                  3,583,310          2,796,545             817,055     28.1%   242.3%
   General and administration          1,751,487          1,592,669           1,120,331     10.0%    42.2%
   Sales commissions amortized           613,738            587,740             599,263      4.4%    (1.9)%
   Depreciation and amortization         578,534            601,824             477,967     (3.9)%   25.9%
                                     ----------------------------------------------------------------------
        Total operating expenses     $ 8,360,784        $ 7,043,261         $ 4,174,601     18.7%    68.7%
                                     ----------------------------------------------------------------------

OPERATING INCOME (LOSS)              $  (193,060)       $   285,747         $   586,458   (167.6)%  (51.3)%
                                     ----------------------------------------------------------------------

OPERATING INCOME (EXPENSES)
   Interest and other income         $   164,641        $   206,888         $   127,983    (20.4)%   61.7%
   Interest expense                     (317,924)          (251,068)           (192,862)    26.6%    30.2%
                                     ----------------------------------------------------------------------
         Net other income(expense)   $  (153,283)       $   (44,180)        $   (64,879)   246.9%   (31.9)%

INCOME (LOSS) BEFORE INCOME
TAX BENEFIT (EXPENSE)                $  (346,343)       $   241,567         $   521,579   (243.4)%  (53.7)%

INCOME TAX BENEFIT (EXPENSE)              20,148           (232,830)           (326,833)  (108.7)%  (28.8)%
                                     ----------------------------------------------------------------------

NET INCOME (LOSS) BEFORE MINORITY
INTEREST AND CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE              $  (326,195)       $     8,737         $   194,746 (3,833.5)%  (95.5)%

MINORITY INTEREST, NET OF TAX             26,367             31,667              11,329    (16.7)%  179.5%

CUMULATIVE EFFECT OF AN ACCOUNTING
CHANGE, NET OF TAX                             0                  0            (373,455)
                                     ----------------------------------------------------------------------

NET INCOME (LOSS) AFTER MINORITY
INTEREST AND CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE              $  (299,828)       $    40,404         $  (167,380)  (842.1)%  124.1%
                                     ======================================================================
Earnings (Loss) per share                   (.05)               .01                (.02)

OPERATING REVENUES

Total operating revenues for 2001 were $8.2 million, an increase of 11.4% from $7.3 million for 2000. The increase in commission revenues is primarily attributable to a full year of commissions in 2001 from ARM Securities, which was acquired effective May 1, 2000.

Total operating revenues for 2000 were $7.3 million, an increase of 53.9% from $4.8 million for 1999. The increase in operating revenues is primarily attributable to the commission revenues of $3.0 million from ARM Securities, which was acquired effective May 1, 2000.

Fee income for 2001 was $3.0 million a 5.5% decrease from $3.1 million for 2000. The decrease in fee income is due to the decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued another class of shares, Class A shares with FESLs. These shares are subject to a maximum front-end sales load of 4.25% scaled down to ..75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more
Class B shares are converted to Class A shares. Fee income for 2000 was $3.1 million, a 12.9% decrease from $3.6 million for 1999.

Commission income includes ARM Securities commissions and 12b-1 fees associated with the sale of mutual funds and insurance products, ND Capital and Ranson underwriting fees associated with sales of the FESL funds, commissions earned by registered representatives of ND Capital, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income for December 31, 2001 was $4.6 million, a 29.6% increase over the $3.5 million for 2000. Commission income earned by ARM Securities, which was acquired effective May 1, 2000, was up 27.8% from 2000 due primarily to a full year of commissions earned in 2001. Commission income earned by ND Capital and Ranson Capital was up 40.0% for 2001 compared to 2000. This increase is related to an increase in sales in the municipal bond funds and an increase in commissions earned by ND Capital. 2000 commission income was a 254.7% increase over 1999 due to the acquisition of ARM Securities in May of 2000.

Internet revenues decreased 3.9% for 2001 compared to 2000 due to a decreased customer base. Revenues increased 320.6% for 2000 compared to 1999. On
October 1, 1999, the Company formed a corporation called Magic Internet Services, Inc. At the same time, the newly formed subsidiary of the Company acquired all the assets of Magic Internet Services (a North Dakota partnership). The corporation provides internet services to several businesses as well as the general public for a fee. The acquisition of Magic Internet allows for additional revenues, provides another source for internet service in case of disruption of service (redundancy), assists in providing information over the internet and provides a potential new delivery system of mutual fund shares.

OPERATING EXPENSES

Total operating expenses increased 18.7% for 2001 compared to 2000. Total operating expenses increased 68.7% for 2000 compared to 1999. The variances relate to several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits increased 25.2% in 2001 compared to 2000. Compensation and benefits related to ARM Securities made up 59.0% of the increase, due primarily to a full year of expenses recorded in 2001. The balance of the compensation and benefits increase relates to budgeted compensation and benefit increase, and the recruitment of two key employees to grow ARM Securities.

Compensation and benefits increased 26.3% in 2000 compared to 1999. Compensation and benefits related to the ARM Securities acquisition are 72.1% of the increase. The balance of the increase relates to Magic Internet Services, acquired October 1, 1999, having a complete year of expense.

Commission expense for December 31, 2001 was a 28.1% increase over 2000. Commission expense for December 31, 2000 was a 242.3% increase over 1999. The commission expense increases for 2001 and 2000 are directly related to the increase in commission income.

General and administrative expense for 2001 increased 10.0% over 2000. This is due primarily to a full year of expenses recorded in 2001 for ARM Securities, which was acquired in May of 2000. Total general and administrative expenses for 2000 increased 42.2% compared to 1999. Expenses related to the ARM Securities acquisition made up 36.3% of the increase, with the balance relating to Magic Internet Services, acquired October 1, 1999, having a complete year of expense.

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various Funds and management's estimate of the average life of investors' accounts in the Integrity Mutual Funds. Contingent deferred sales charges ("CDSC") received by the Company are recorded as a reduction of unamortized deferred sales commissions. Amortization of deferred sales commissions increased 4.4% in 2001 and decreased 1.9% in 2000. The 2001 increase is related to an accounting estimate change in 2001 that changed the maximum amortization period for sales commissions sold without a FESL from nine years to eight years. The 2000 decrease is related to a reduction of new sales charges to amortize for 2000.

Depreciation and amortization decreased 3.9% in 2001 and increased 25.9% in 2000. The decrease for 2001 is the result of certain assets being fully depreciated in 2000 and 2001. The 2000 increase is due to the ARM Securities acquisition and is also the result of management's commitment to technology and systems to better serve its funds.

OTHER INCOME (EXPENSES)

2001 interest and other income decreased 20.4% from 2000 due to decreased interest income earned from cash on hand.

2000 interest and other income increased 61.7% over 1999 due to increased interest earned from cash on hand and the ARM Securities acquisition.

Interest expense for 2001 is a 26.6% increase over 2000 due to interest owed on Subordinate Debentures sold July 2000 through April 2001.

Interest expense for 2000 is a 30.2% increase over 1999 due to interest owed on Corporate Notes sold April through November 1999 and Subordinate Debentures sold July through December 2000.

INCOME TAX (EXPENSE) BENEFIT

The Company's effective tax rate differs from the U.S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 2001, 2000 and 1999 were 0%, 96% and 63% respectively. The effective rate will continue to reflect the nondeductible amortization associated with the investment adviser's agreement acquired in the Ranson acquisition.

Effective for 1998, the Company is expensing deferred sales commissions as incurred for income tax purposes. For 2001, they are amortized over five years for tax purposes. The Company will continue to capitalize and amortize the commissions for financial reporting purposes. The effect of the change will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities will result from these timing differences.


FINANCIAL CONDITION

On December 31, 2001, the Company's assets aggregated $11.2 million, an decrease of 12.1% from $12.8 million in 2000, due to a decrease in cash and cash equivalents, securities available-for-sale, accounts receivable, and property and equipment. Stockholders equity decreased to $6.9 million on December 31, 2001 compared to $8.4 million on December 31, 2000, primarily the result of the net loss of $299,828, the purchase of $999,934 of the company stock through a tender offer purchase, and the repurchase of $221,472 of the company stock through a stock buyback program.

Cash provided by operating activities was $620,361 in 2001, a 47.9% decrease from $1,189,867 in 2000. During the year ended December 31, 2001, the Company used net cash of $114,063 for investing activities. $9,315 was related to the purchases of ARM Securities and Integrity Investment Advisors, $50,554 for the remodeling of the second floor of the building for additional office space, and $74,947 for the purchase of equipment, offset by cash received for the redemption of an investment in Class A shares of the Montana Tax-Free Fund. Net cash flow used by financing activities during the year was $1,271,772 the net effect of $120,000 in proceeds received from a subordinated debenture offering, offset by $81,296 for repayment of debt, $97,093 net cash loaned to the ESOP, and $1,251,997 for the net purchase of the Company's common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its common stock from time to time in the open market and also through a tender offer purchase.

On December 31, 2000, the Company's assets aggregated $12.8 million, an increase of 5.6% from $12.1 million in 1999, due to an increase in cash and cash equivalents, cash segregated for the exclusive benefit of customers, securities available-for-sale, accounts receivable, prepaids and property and equipment. Stockholders equity was relatively unchanged from December 31, 2000 compared to December 31, 1999.

Cash provided by operating activities was $1,189,867 in 2000, an 18.8% decrease from $1,465,030 in 1999. During the year ended December 31, 2000, the Company used net cash of $785,496 for investing activities. $364,761 was for the purchase of ARM Securities, $232,605 for remodeling of the second floor of the building for Magic Internet, $132,820 for purchases of equipment, and $55,310 for investment in Class A shares of the Montana Tax-Free Fund and the South Dakota Tax-Free Fund and investment in Integrity Small-Cap Fund of Funds. Net cash flow provided by financing activities during the year was $261,047, the net effect of $525,000 in proceeds received from a subordinate debenture offering and $100,890 in proceeds received from repayment of an ESOP receivable, less $223,488 for repayment of debt and $141,355 for the purchase of the Company's common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its Common Stock from time to time in the open market.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2001, the Company's liquid assets totaled $1,963,239, including $1,834,683 of cash and cash equivalents, as compared to $2,744,999 of which $2,600,157 represented cash and cash equivalents, on December 31, 2000. On January 29, 2001 the Company paid out $999,934 for 799,947 shares of the Company's common stock, pursuant to its self tender offer that commenced on December 21, 2000.

On December 31, 2000, the Company's liquid assets totaled $2,744,999, including $2,600,157 of cash and cash equivalents, as compared to $2,034,739 of which $1,934,739 represented cash and cash equivalents, on December 31, 1999.

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash will be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management firms, repurchase shares of the Company's Common Stock and service debt. The Company is required under the terms of its debentures, which mature September 1, 2002, to make semi-annual interest payments of approximately $47,000 in March and September. The Company also is required under the terms of its corporate notes, which mature June 30, 2004, to make annual interest payments of approximately
$96,200 in July. In addition, the Company is required under the terms of its subordinate debentures, which mature June 30, 2005, to make semi-annual interest payments of approximately $38,700 in January and July.


FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in other Company authorized written or oral statements, the words and phrases "can be", "expects," "anticipates," "may affect," "may depend," "believes," "estimates" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, that could cause actual results for future periods to differ materially from those presently anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

The Company derives substantially all of its revenues from two sources, commission revenue earned in connection with sales of shares of mutual funds, variable insurance products and fixed insurance products, and fees relating to the management of, and provision of services to, the Funds and other clients. The fees earned by the Company are generally calculated as a percentage of assets under management/service. If the Company's assets under management/ service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected. Assets under management/service may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

In seeking to sell Fund shares, and market its other services, the Company operates in the highly competitive financial services industry. The Company competes with approximately 8,000 open-end investment companies which offer their shares to the investing public in the United States. In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions, as well as investment advisory firms. Most of these competitors have substantially greater resources than the Company. The Company sells Fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares. However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of Fund shares which could have a materially adverse effect on the Company's earnings. The ability of the Company to sell Fund shares may also be affected by general economic conditions including, amongst other factors, changes in interest rates and the inflation rate. Interest and inflation rate changes may particularly impact the flow of money into mutual funds which invest in fixed-income securities. Each of the Funds except Integrity Fund of Funds and Integrity Small-Cap Fund of Funds invests substantially all of its assets in fixed-income securities.

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

                   DECEMBER 31, 2001, 2000 AND 1999

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









                       INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Directors of
ND Holdings, Inc. and Subsidiaries
Minot, North Dakota 58701

We have audited the accompanying consolidated balance sheets of ND Holdings, Inc. and Subsidiaries (a North Dakota Corporation) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ND Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.




BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota   USA

February 26, 2002








                   ND HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2001 AND 2000



                               ASSETS

                                                            2001                2000
                                                            ----                ----
CURRENT ASSETS
  Cash and cash equivalents                           $  1,834,683         $  2,600,157
  Cash segregated for the exclusive
    benefit of customers                                   298,536              215,570
  Securities available-for-sale                            128,556              144,842
  Accounts receivable                                      509,490              584,822
  Prepaids                                                 111,678               72,468
                                                      ------------         ------------
  Total current assets                                $  2,882,943         $  3,617,859
                                                      ------------         ------------
PROPERTY AND EQUIPMENT                                $  2,049,236         $  2,055,612
  Less accumulated depreciation                            607,597              597,185
                                                      ------------         ------------
  Net property and equipment                          $  1,441,639         $  1,458,427
                                                      ------------         ------------
OTHER ASSETS
  Deferred sales commissions                          $  1,459,536         $  1,887,684
  Covenant not to compete (net of accumulated
    amortization of $122,624 for 2001 and
    of $368,124 for 2000)                                   95,376              149,876
  Investment adviser's agreements (net of
    accumulated amortization of $1,754,816 for
    2001 and $1,449,689 for 2000)                        4,350,657            4,660,772
  Other                                                    984,641              978,741
                                                      ------------         ------------
  Total other assets                                  $  6,890,210         $  7,677,073
                                                      ------------         ------------
TOTAL ASSETS                                          $ 11,214,792         $ 12,753,359
                                                      ============         ============





                   CONSOLIDATED BALANCE SHEETS (CONTINUED)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            2001              2000
                                                            ----              ----
CURRENT LIABILITIES
  Service fees payable                                $     89,525      $     87,087
  Accounts payable                                          65,836            36,375
  Other current liabilities                                464,756           476,804
  Deferred tax liability                                   273,434           318,582
  Current portion of long-term debt                        952,773            89,948
                                                      ------------      ------------
  Total current liabilities                           $  1,846,324      $  1,008,796
                                                      ------------      -------------
LONG-TERM LIABILITIES
  Note payable                                        $    474,375      $    560,661
  Subordinate debentures                                   645,000           525,000
  Debentures                                               940,000           940,000
  Corporate notes                                          962,000           962,000
  Less current portion shown above                        (952,773)          (89,948)
                                                      ------------      ------------
  Total long-term liabilities                         $  2,068,602      $  2,897,713
                                                      ------------      ------------
TOTAL LIABILITIES                                     $	  3,914,926      $  3,906,509
                                                      ------------      ------------
MINORITY INTEREST IN SUBSIDIARY                       $    411,029      $    437,396
                                                      ------------      ------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
    authorized, no par value; 6,462,240 and
    7,444,687 shares issued and
    outstanding, respectively                         $  8,588,793      $  9,716,956
  Receivable - unearned ESOP shares                        (97,093)                0
  Accumulated deficit                                   (1,596,862)       (1,297,034)
  Accumulated other comprehensive income (loss)             (6,001)          (10,468)
                                                      ------------      ------------
  Total stockholders' equity                          $  6,888,837      $  8,409,454
                                                      ------------      ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                $ 11,214,792      $ 12,753,359
                                                      ============      ============




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONSOLIDATED FINANCIAL STATEMENTS

                   ND HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                      2001         2000        1999
                                                      ----         ----        ----
REVENUES
  Fee income                                     $ 2,970,581  $ 3,144,428  $	 3,610,959
  Commissions                                      4,554,559    3,515,600      991,063
  Internet revenues                                  642,584      668,980      159,037
                                                 -----------  -----------  -----------
  Total revenue                                  $ 8,167,724  $ 7,329,008  $ 4,761,059
                                                 -----------  -----------  -----------
OPERATING EXPENSES
  Compensation and benefits                      $ 1,833,715  $ 1,464,483  $ 	1,159,985
  General and administrative expenses              1,751,487    1,592,669    1,120,331
  Commission expense                               3,583,310    2,796,545      817,055
  Sales commissions amortized                        613,738      587,740      599,263
  Depreciation and amortization                      578,534      601,824      477,967
                                                 -----------  -----------  -----------
  Total operating expenses                       $ 8,360,784  $ 7,043,261  $ 4,174,601
                                                 -----------  -----------  -----------
OPERATING INCOME (LOSS)                          $  (193,060) $   285,747  $   586,458
                                                 -----------  -----------  ----------
OTHER INCOME (EXPENSES)
  Interest and other income                      $   164,641  $   206,888  $   127,983
  Interest expense                                  (317,924)    (251,068)    (192,862)
                                                 -----------  -----------  -----------
  Net other expense                              $  (153,283) $   (44,180) $   (64,879)
                                                 -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME
  TAX EXPENSE                                    $  (346,343) $   241,567  $   521,579

INCOME TAX BENEFIT (EXPENSE)                          20,148     (232,830)    (326,833)
                                                 -----------  -----------  -----------
INCOME (LOSS) BEFORE MINORITY
  INTEREST AND CUMULATIVE EFFECT
  OF AN ACCOUNTING CHANGE                        $  (326,195) $     8,737  $   194,746

Minority interest, net of income taxes                26,367       31,667       11,329
Cumulative effect of an
  accounting change, net of income taxes                   0            0     (373,455)
                                                 -----------  -----------  -----------
NET INCOME (LOSS) AFTER
  MINORITY INTEREST AND
  CUMULATIVE EFFECT OF AN
  ACCOUNTING CHANGE                              $  (299,828) $    40,404  $  (167,380)
                                                 ===========  ===========  ===========
EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                          $      (.05) $       .01  $      (.02)
  Diluted                                        $      (.05) $       .01  $      (.02)

SHARES USED IN COMPUTING
  EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                             6,469,025    7,507,145    7,571,062
  Diluted                                           6,469,025    7,507,145    7,571,062


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONSOLIDATED FINANCIAL STATEMENTS




                     ND HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                            Accumulated
                                Number of      Common                             From          Other
                                 Common         Stock          Accumulated        ESOP      Comprehensive
                                 Shares        Amount            Deficit       Receivable       Income          Total
                                ---------      ------          -----------     ----------   --------------      -----
BALANCE
  JANUARY 1, 1999               7,951,187   $	  10,253,246    $	  (1,170,058)    $        0     $         0     $  9,083,188

  Net loss                              0               0         (167,380)             0               0         (167,380)
  Change in unrealized gain
    (loss) on securities
    available-for-sale                  0               0                0              0               0                0
                                                                                                              ------------
  Comprehensive loss                                                                                          $   (167,380)
                                                                                                              ------------
  Common stock issued             358,000         262,498                0              0               0          262,498

  Purchase of common stock        694,000)       (657,435)               0              0               0         (657,435)

  Receivable - unearned
    ESOP shares                         0               0                0       (100,890)              0         (100,890)
                                ------------------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 1999             7,615,187   $   	9,858,309     $ (1,337,438)    $ (100,890)     $        0     $  8,419,981

  Net income                            0               0           40,404              0               0           40,404
  Change in unrealized gain
    (loss) on securities
    available-for-sale                  0               0                0              0         (10,468)         (10,468)
                                                                                                              ------------
  Comprehensive income                                                                                        $     29,936
                                                                                                              ------------
  Purchase of common stock       (170,500)       (141,353)               0              0               0         (141,353)
  Repayments from ESOP                  0               0                0        100,890               0          100,890
                                ------------------------------------------------------------------------------------------
BALANCE,
  DECEMBER 31, 2000             7,444,687   $   	9,716,956     $ (1,297,034)    $        0      $  (10,468)    $  8,409,454

  Net loss                              0               0         (299,828)             0               0         (299,828)
  Change in unrealized gain
    (loss) on securities
    available-for-sale                  0               0                0              0           4,467            4,467
                                                                                                              ------------
  Comprehensive income (loss)                                                                                 $   (295,361)
                                                                                                              ------------
  Common stock issued             100,000         123,834                0              0               0          123,834
  Purchase of common stock     (1,082,447)     	(1,251,997)               0              0               0       (1,251,997)
  Receivable - unearned
    ESOP shares                         0               0                0       (100,000)              0         (100,000)
  Repayments from ESOP                  0               0                0          2,907               0            2,907
                                ------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 2001              6,462,240   $   	8,588,793      $(1,596,862)    $  (97,093)     $   (6,001)   $   6,888,837



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONSOLIDATED FINANCIAL STATEMENTS



                    ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                                                             2001          2000          1999
                                                             ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $   (299,828)   $    40,404   $   (167,380)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                        578,534        601,824        477,967
     Sales commissions amortized/charged off              613,738        587,740      1,177,911
     ESOP contribution                                          0              0         61,608
     Consulting expense                                    28,270              0              0
     Minority interest                                    (26,367)       (31,667)       (11,329)
     Loss on sale of assets                                   (28)             0              0
  Effects on operating cash flows due to changes in:
     Cash segregated for customers                        (82,966)      (215,570)             0
     Accounts receivable                                   75,332       (234,556)        13,450
     Prepaids                                             (39,210)       (26,342)         2,681
     Deferred sales commissions capitalized              (185,589)        25,192       (349,894)
     Deferred tax                                         (45,148)       232,830         85,890
     Other assets                                         (16,227)       (17,127)       (48,881)
     Service fees payable                                   2,439        (18,861)         6,703
     Accounts payable                                      29,461        (11,546)        39,265
     Other liabilities                                    (12,050)       257,546        177,039
                                                  ---------------   ------------   ------------
  Net cash provided by operating activities       $       620,361   $  	1,189,867   $  1,465,030
                                                  ---------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment              $      (125,501)  $   (365,425)  $   (172,091)
  Purchase of available-for-sale securities                (1,730)       (55,310)             0
  Proceeds from sale of
    available-for-sale securities                          22,483              0          1,000
  Business acquisitions (net of cash acquired)             (9,315)      (364,761)      (494,533)
                                                  ---------------   ------------   ------------
  Net cash used by investing activities           $      (114,063)  $   (785,496)  $   (665,624)
                                                  ---------------   ------------   ------------




CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       2001             2000            1999
CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of short term debt                  $          0    $    	(200,000)    $          0
  Redemption of common stock                      (1,251,997)        (141,355)        (657,435)
  Issuance of common stock                            38,614                0                0
  Subordinate debentures issued                      120,000          525,000                0
  Increase in notes payable                                0                0          500,000
  Reduction of notes payable                         (81,296)         (13,488)        (681,411)
  Redemption of investment certificates                    0                0          (30,000)
  Redemption of debentures                                 0          (10,000)               0
  ESOP loan                                         (100,000)               0                0
  Corporate notes issued                                   0                0          962,000
  Repayments from ESOP                                 2,907          100,890                0
                                                ------------    -------------    -------------
  Net cash provided (used) by financing
    activities                                  $	  1,271,772)   $     261,047    $      93,154
                                                ------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   $   (765,474)   $     665,418    $     892,560

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                             2,600,157        1,934,739        1,042,179
                                               -------------    -------------    -------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                               $   1,834,683    $   	2,600,157    $   1,934,739
                                               =============    =============    =============
SUPPLEMENTARY DISCLOSURE OF
 CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                   $     307,534    $     	217,273    $    151,872


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain (loss) on
    securities available-for-sale              $       4,467    $     (10,468)   $          0
  Business acquisitions with debt and stock    $      56,950    $           0    $    455,369
  Shares transferred to ESOP                   $           0    $           0    $    100,890
  Minority interest in property and equipment
    and other assets                           $           0    $           0    $    480,392
  Shares exchanged for services                $      28,270    $           0    $          0
  Reduction of investment advisory agreement
    and notes payable                          $       4,988           38,899    $          0



            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS





                     ND HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2001, 2000 AND 1999

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

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ND Holdings, Inc. and its wholly-owned subsidiaries, ND Money Management, Inc., ND Capital, Inc., ND Resources, Inc., Ranson Capital Corporation, ARM Securities Corporation, Integrity Investment Advisors, Inc., and its majority owned subsidiary Magic Internet Services, Inc. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

         CONCENTRATIONS - The Company derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds, a majority of which are state-specific municipal bond funds as well as revenues derived from retail brokerage activities. Company revenues are largely dependent on the total value and composition of assets under management, which include state-specific municipal bonds, as well as the sales activity of registered brokers operating as independent contractors. Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

         USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 1 - (CONTINUED)
         Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

                         Equipment               5-7 years
                         Building                40 years

         DEFERRED SALES COMMISSIONS - Sales commissions paid to brokers and dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge(B shares), are capitalized and amortized on a straight line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares since July 1998, have been expensed as incurred. In 1999, the remaining unamortized cost of the Integrity Fund of Funds, Inc. capitalized prior to July 1998, was charged off as a cumulative effect adjustment for a change in an accounting principle. The contingent deferred sales charges received since this date from early redemption's from Integrity Fund of Funds, Inc. have been recorded as revenue. Effective January 1, 2001 the Company is amortizing sales commissions over 5 years for tax purposes.

         Advertising - Costs of advertising and promotion of sponsored mutual funds are expensed as incurred.

         Earnings per common share - Basic earnings per common share was computed using the weighted average number of shares outstanding of 6,469,025 in 2001, 7,507,145 in 2000 and 7,571,062 in 1999. Diluted
         earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants and stock options. The weighted average shares outstanding used in computing diluted earnings per common share was 6,469,025 in 2001, 7,507,145 in 2000 and 7,571,062 in 1999.

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

         RECLASSIFICATION - Certain amounts from 2000 and 1999 have been reclassified to conform with the 2001 presentation.






NOTE 2 - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at December 31, 2001 and 2000 consist of the following:

                                                     Current
                                          Current  	  Interest              Amount
                                         Maturity      Rate        2001            2000
                                         --------    -------       ----            ----
         Cash in checking                 Demand        -     $    42,871    $     17,975
         Dean Witter Money
           Market Accounts                Demand       1.69%    2,090,348       2,797,752
         Less cash segregated for
           the exclusive benefit
           of customers                                          (298,536)       (215,570)
                                                              -----------    ------------
                                                              $ 	1,834,683    $  2,600,157
                                                              ===========    ============

NOTE 3 - INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

         The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 2001 and 2000:

                                                          Gross
                                      Aggregate         Unrealized      Aggregate Fair
                                        Cost          Holding Losses        Value
                                     -----------      --------------    --------------
         2001 - Mutual Funds         $   134,557       $   (6,001)        $   128,556
                                     ===========       ==========         ===========
         2000 - Mutual Funds         $   155,310       $  (10,468)        $   144,842
                                     ===========       ==========         ===========

         Dividends earned on the Company's investments in sponsored mutual funds aggregated $1,730 in 2001, $8,310 in 2000 and $0 in 1999.

         The Company provides services to the Integrity Mutual Funds and Ranson Managed Portfolios which had aggregate net assets under management at December 31, 2001 of approximately $318 million. All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged. The majority of these contracts are subject to periodic review and approval by each of the fund's Board of Directors, Trustees and Shareholders. Revenues derived from services rendered to the sponsored mutual funds were $2,963,300 in 2001, $3,088,928 in 2000 and $3,511,983 in 1999.

         Accounts receivable from the sponsored mutual funds aggregated $255,000 and $258,000 at December 31, 2001 and 2000, respectively.


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consists of:

                                                                 2001            2000
                    Office furniture and equipment          $    826,692    $    890,930
                    Building and land                          1,222,544       1,164,682
                                                            ------------    ------------
                                                            $  2,049,236    $  2,055,612
                    Accumulated depreciation and
                      Amortization                               607,597         597,185
                                                            ------------    ------------
                                                            $  1,441,639    $  1,458,427
                                                            ============    ============

         Depreciation expense totaled $142,317, $175,332 and $142,455 in 2001, 2000 and 1999, respectively.




NOTE 5 - BUSINESS ACQUISITIONS

         PURCHASE COMBINATIONS - On September 14, 2001, the Company acquired all the assets of North Dakota Investment Advisors, Inc. in exchange for 67,000 shares of the Company's common stock. The consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not significant to operations.

         On May 25, 2000, the company acquired all the assets of ARM Securities Corporation (ARM). The purchase price was $896,000, of which $566,000 was for cash, and the remaining $330,000 was for goodwill which is being amortized on a straight line basis over 20 years. The consolidated financial statements include the operating results of the business from May 1, 2000.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 1999.

                                          (Unaudited)             (Unaudited)
                                          Year Ended              Year Ended
                                       December 31, 2000       December 31, 1999
         Revenues                       $   8,621,103          $   9,105,920
         Net income (loss)                     20,443               (180,687)
         Income (loss)
           per share                              .00                   (.02)

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








NOTE 6 - LONG-TERM DEBT

         Long-term debt at December 31, 2001 and 2000 was as follows:

                                                    Current
                                         Rate       Portion         2001        2000
                                        -----       -------         ----        ----
         Long-term debt:
           Smith Hayes Financial
             Services                    0.00%   $         0     $        0  $   77,810
           Debentures                   10.00%       940,000        940,000     940,000
           Corporate notes              10.00%             0        962,000     962,000
           First Western Bank            7.75%        12,773        474,375     482,851
           Subordinate debentures       12.00%             0        645,000     525,000
                                                 -----------     ----------  ----------
           Totals                                $   952,773     $3,021,375  $2,987,661
                                                 ===========     ==========  ==========

         A summary of the terms of the current long-term debt agreements follow:


         Smith Hayes Financial Services - As part of the acquisition of the investment advisors agreement of the Lancaster Nebraska Funds (See
         Note 5) the Company was allowed to hold back a portion of the total purchase price. This is to provide relief to the Company in the event there is a reduction of fund investors' assets which were acquired. This liability was reduced proportionately for the investors who liquidate their shares in the fund prior to May 2001. At that date, the remaining liability was paid in full.


         DEBENTURES - The Company approved a $1 million intra-state debenture offering limiting the sale in North Dakota to North Dakota residents only. The debentures do not represent ownership in the Company. As of December 31, 2001, $940,000 in debentures are outstanding. The debentures carry an interest rate of 10% per annum, payable semi-annually, and mature September 1, 2002. The Company can call the debentures at 2% over par.


         CORPORATE NOTES - The Company had an intra-state offering of corporate notes limiting the sale to North Dakota residents only. The notes do not represent ownership of the Company. As of December 31, 2001, $962,000 in notes are outstanding. The notes carry an interest rate of 10% per annum, payable annually, and mature June 30, 2004. The Company can call the notes at par anytime after January 1, 2001.


         FIRST WESTERN BANK - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt. The debt carries an interest rate of 7.75%, with monthly payments of $4,105. On July 1, 2004, the remaining balance will be due in full.


         SUBORDINATE DEBENTURES - The company approved a $1 million intra-state subordinated debenture offering limiting the sale in North Dakota to North Dakota residents only. The subordinated debentures do not represent ownership in the Company. As of December 31, 2001, $645,000 in subordinate debentures are outstanding. The subordinate debentures carry an interest rate of 12% per annum, payable semi-annually, and mature June 30, 2005. The company can call the subordinate debentures at par anytime after July 1, 2001.







NOTE 6 - (CONTINUED)
         The aggregate amount of required future payments on the above long-term debt at December 31, 2001, is as follows:


              Year ending December 31,
                     2002                    $     952,773
                     2003                           13,999
                     2004                        1,409,603
                     2005                          645,000
                                             -------------
                     Total due               $   3,021,375
                                             =============

NOTE 7 - INCOME TAXES

         The current and deferred portions of the income tax (benefit) expense included in the statements of operations as determined in accordance with FASB Statement No. 109, Accounting for Income Taxes, are as follows:

                                                    2001           2000          1999
                                                    ----           ----          ----
          Current income taxes
            Federal                             $         0   $        0   $        0
            State                                         0            0            0

          Deferred income
            Taxes                                   (20,148)     232,830      326,833
                                                -----------   ----------   ----------
                                                $   (20,148)  $  232,830   $  326,833
                                                ===========   ==========   ==========

         Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, measured by applying currently enacted tax rates. Such taxes relate principally to the recording of sales commissions paid to brokers and dealers, and the benefits associated with the Company's net operating loss carry forwards. The treatment of sales commissions for tax and financial purposes is explained fully in Note 1. As a result of this treatment of sales commissions, a deferred tax liability has been created as well as a deferred tax benefit from the net operating loss for tax purposes. For financial statement presentation, they have been netted as a current deferred tax benefit or liability. The net operating loss carry forward of approximately $1,200,000 may be used to offset taxable income through the year 2016.





         A reconciliation of the difference between the expected income tax expense (benefit) is computed at the U.S. Statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

                                                  2001              2000             1999
                                                  ----              ----             ----
         Federal taxes (benefit)
           at statutory rates                 $  (113,000)      $   111,000      $   200,000

         State taxes (benefit),
           net of federal tax effect              (18,000)           17,500           31,500

         Taxes on nondeductible amort-
           ization at federal
           statutory rates                         95,000           106,000           95,000

         Net tax benefit on cumulative effect
           of accounting change, and on
           minority interest                            0                 0        (237,000)

         Other                                     15,852            (1,670)            333
                                              -----------       -----------      ----------
         Actual tax (benefit) expense         $   (20,148)      $   232,830      $   89,833
                                              ===========       ===========      ==========

         Included in "other" are amounts separately allocated to stockholders' equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale and the ESOP plan activity for the years ended December 31, 2001, 2000 and 1999. In each of these years the amounts were insignificant.

NOTE 8 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

         The Company has authorized 1,050,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion
         No. 25 in accounting for its warrants. In the event additional warrants are issued, appropriate results will be disclosed in accordance with the provisions of Statement of Financial Accounting Standard, No. 123. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise price of the warrants will be adjusted to reflect stock splits of 11 for 10 in 1990 and 1989. 1,000 warrants were exercised in 1997 leaving an outstanding balance of 1,049,000 warrants as of December 31, 2001.

         The Company has entered into employment agreements with several key employees of the company during 2001. As part of these employment agreements, on October 1, 2001, 400,000 options were granted with a strike price of $.85. These options become fully vested upon the granting date and have a perpetual life. The number of shares authorized for granting of options under these employment agreements is limited only by continued employment and the ability to reach established performance goals.




NOTE 8 - (CONTINUED)
         Information with respect to the stock option activity under the Company's employment agreements for the year ended December 31, 2001 is as follows:

                                                                      2001
                                                                Weighted Average
                                               Options           Exercise Price
                                               -------           ---------------
         Outstanding, beginning of year              0           $         .00
         Granted                               400,000                     .85
         Forfeited                                   0                     .00
         Exercised                                   0                     .00
                                               -------           -------------
         Outstanding, end of year              400,000           $         .85
                                               -------           -------------
         Exercisable at year end               400,000
                                               -------

         All options granted in 2001 were at a strike price of $.85.

         The warrants and options outstanding at year end were excluded from the computation of diluted EPS because the exercise price was greater than the average market price of the company's common stock.

NOTE 9 - EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2001, 2000 and 1999.

         The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999. Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan. Contributions are made at the discretion of the Board of Directors. To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

         During 2001, the ESOP purchased 104,000 shares of the Company's common stock, at a weighted average price of $.96 per share. The purchase was funded with a loan of $100,000 from the Company, which is collateralized by the unallocated Company shares owned by the ESOP. The loan will be repaid primarily from contributions by the company. The outstanding principal balance of the loan as of December 31, 2001 was $97,000 and the interest rate is 7% over a 15 year life. All previous loans to the ESOP have been paid in full and shares purchased by those loans have been allocated to employees.

         The shares owned by the ESOP are held by a third party trustee and released for allocation to participants as repayments of the loan are made. The number of shares released for allocation in any year is based upon the ratio of current year principal and interest payments to the total current year and projected future year's principal and interest payments. Shares of common stock are allocated to each employee based on the relationship of their total compensation to the total compensation of all participants.

         At December 31, 2001 and 2000, cumulative allocated shares remaining in the trust were 258,000 and 68,000 respectively, and unallocated shares were 104,000 and 190,000 respectively, of which 4,648 and 190,000 respectively, were committed-to-be allocated. Total ESOP contribution expense recognized was $33,958, $25,427 and $138,608 for the years ended December 31, 2001, 2000, and 1999 respectively.






NOTE 10 -NET CAPITAL REQUIREMENTS

         The Company's broker-dealer subsidiaries (ND Capital, Inc., Ranson Capital Corporation and ARM Securities Corporation) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission (SEC) as broker-dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1.
         At December 31, 2001, these subsidiaries had net capital of $162,581, $179,528 and $641,951; minimum net capital requirements of $25,000, $5,000, and $29,801; excess net capital of $137,581, $174,528 and
         $612,150 and ratios of aggregate indebtedness to net capital of .15 to 1, .40 to 1 and .70 to 1, respectively. The subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

NOTE 11 -OPERATING SEGMENTS

         ND Holdings and Subsidiaries, Inc., organizes its business units into three reportable segments: mutual fund services, internet services, and broker-dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to sponsored and nonproprietary mutual funds. The internet services segment provides internet service for the Minot and surrounding area. The broker-dealer segment distributes shares of nonproprietary mutual funds, and insurance products.

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

         As of, and for the year ended, December 31, 2001

                               Mutual Fund      Internet   Broker-Dealer
                                Services        Services       Services          Total
                               -----------      --------   ---------------       -----
Revenue from
  external customers           $  3,666,483   $   642,584    $  3,858,657    $ 8,167,724
Intersegment revenues                 1,800         2,773               0          4,573
Interest revenue                        121             0               0            121
Interest expense                    317,857            67               0        317,924
Depreciation and
  Amortization                      426,302       151,688             544        578,534
Segment profit (loss)              (345,550)      (27,444)         73,166       (299,828)
Segment assets                   10,162,935       840,988       1,272,972     12,276,895
Expenditure for
  segment assets                     76,556        30,123          18,822        125,501


RECONCILIATION OF SEGMENT INFORMATION

REVENUES
Total revenues for reportable segments                   $     8,172,297
Elimination of intersegment revenues                              (4,573)
                                                         ---------------
    Consolidated total revenue                           $     8,167,724
                                                         ===============
PROFIT
Total reportable segment profit                          $      (299,828)
                                                         ===============
ASSETS
Total assets for reportable segments                     $   12,276,895
Elimination of intercompany  receivables                     (1,062,103)
                                                         --------------
    Consolidated Assets                                  $   11,214,792
                                                         ==============

NOTE 12 -COMMITMENTS AND CONTINGENCIES

         The company entered into leases for office space as a result of purchasing ARM Securities Corporation (Note 5) in Minnesota and California. The monthly lease payments are $900 and $7,409, respectively. The leases will expire March 31, 2003 and January 31,
         2004, respectively.   Total rent expense for the two leases was
         $99,708 and $59,725 for the years ended December 31, 2001 and 2000, respectively.

         The company has several leases for various office equipment that expire over the next several years through 2005. The total rent expense for these leases was $33,000, $22,000, and $11,500 for December 31, 2001, 2000, and 1999 respectively.

         The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2001.

              Years ending December 31,
                      2002                                 $   128,588
                      2003                                     106,570
                      2004                                      19,814
                      2005                                       1,464
                                                           -----------
	                      Total minimum future rentals         $   256,436
                                                           ===========

NOTE 13 -SUBSEQUENT EVENTS

         On January 15, 2002, the Company acquired all the assets of Capital Financial Services, Inc. ("CFS"), a full-service brokerage firm based in Madison, Wisconsin. CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer. The purchase consideration was composed of $ 1,140,000 in cash, 750,000 shares of Company stock to be issued in 3 annual installments beginning at the date of purchase, a $250,000 convertible debenture to be issued one year from the purchase date, as well as 250,000 options to purchase common stock of the Company. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 90 investment representatives and investment advisors.

NOTE 14 -NEW PRONOUNCEMENTS

         Effective January 1, 2002, the Company will adopt Statements of Financial Accounting Standards (SFAS) No. 141 - Business Combinations, and No. 142 - Goodwill and Other Intangible Assets. Under SFAS No.141, the Company will use the purchase method to account for all future business combinations, beginning with the January 15, 2002 acquisition of Capital Financial Services, Inc. as described in
         Note 13. The effect on future financial statements can not be determined at this time.

         Under SFAS 142, the Company will no longer amortize its goodwill, investment advisory agreements and other intangibles over their estimated useful life. Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test. Amortization pertaining to the above assets was approximately $435,000, $425,000, and $335,000 in 2001, 2000, and 1999 respectively.
         Effects of the impairment of these assets on future financial statements can not be determined at this time.




                           ADDITIONAL INFORMATION














                                     18
      INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION






To the Stockholders and Directors of
ND Holdings, Inc. and Subsidiaries
Minot, North Dakota


Our report on our audit of the basic consolidated financial statements of ND Holdings, Inc. and Subsidiaries for the years ended December 31, 2001,
2000 and 1999, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 20 and 21, related to the 2001, 2000 and 1999 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2001, 2000 and 1999, taken as a whole.

We also have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of ND Holdings, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 20 relating to the 1998 and 1997 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.




BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota  USA


February 26, 2002






                      ND HOLDINGS, INC. AND SUBSIDIARIES
                           SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED DECEMBER 31, AS INDICATED







                                                                                        1997
                                                                                      (Restated)
                                    2001        2000         1999          1998          (a)(b)
                                    ----        ----         ----          ----        ---------
Operating revenue             $  8,167,724  $  7,329,008  $  	4,761,059  $  4,438,908  $  4,590,716

Income (loss) from
  Operations                  $   (193,060) $    285,747  $    	586,458  $    683,443  $    738,890

Income tax (expense) benefit  $     20,148  $   (232,830) $   (326,833) $   (405,240) $   (415,042)

Earnings (loss) per share     $       (.05) $        .01  $       (.02) $        .03  $        .03

Total assets                  $ 11,214,792  $ 	12,753,359  $ 	12,072,973  $ 	10,891,060  $ 10,306,160

Long-term obligations         $  3,021,375  $  	2,987,661  $  	2,525,047  $  	1,307,750  $	  1,113,070

Shareholders' equity          $  6,888,837  $	  8,409,454  $  	8,419,984  $  	9,083,188  $  	9,038,682

Dividends paid                $          0  $          0  $          0  $          0  $          0


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

(b) During the audit of the 1998 financial statements, an error was discovered that resulted in an understatement of reported liabilities and overstated net income as of December 31, 1995. All balances affected by this
    $25,000 error have been restated.
</FN



                      ND HOLDINGS, INC. AND SUBSIDIARIES
            QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                   QUARTER ENDED
                                                   -------------
                              3-31-01         6-30-01         9-30-01         12-31-01
                              -------         -------         -------         --------
Revenues                   $  	2,149,123    $  	2,043,524    $  	1,971,967    $  	2,003,110
Operating income                 (2,954)        (41,532)        (36,079)       (112,495)
Other income (expense)          (31,204)        (25,854)        (44,516)        (51,709)
Income tax expense
  (benefit)                     (16,301)         (2,852)          3,713          35,588
Net income (loss)               (46,905)        (65,764)        (67,886)       (119,273)

Per Share(1)
  Operating income                (0.00)          (0.01)          (0.01)          (0.02)
  Other income (expense)          (0.00)          (0.00)          (0.01)          (0.01)
  Income tax expense              (0.00)          (0.00)           0.00            0.01

                                                   QUARTER ENDED
                                                   -------------
                              3-31-00         6-30-00         9-30-00         12-31-00
                              -------         -------         -------         --------
Revenues                   $  1,084,761    $  2,004,073    $  	2,158,754    $  2,081,420
Operating income                 63,444          94,913          78,905          48,485
Other income (expense)          (15,969)         (2,640)        (13,026)        (12,545)
Income tax expense              (60,347)        (52,794)        (69,194)        (50,495)
Net income (loss)                (1,810)         37,428           9,037          (4,251)

Per Share(1)
  Operating income                 0.01            0.02            0.01            0.01
  Other income (expense)          (0.00)          (0.00)          (0.00)          (0.00)
  Income tax expense              (0.01)          (0.01)          (0.01)          (0.01)

                                                   QUARTER ENDED
                                                   -------------
                              3-31-99         6-30-99         9-30-99         12-31-99
                              -------         -------         -------         --------
Revenues                   $  1,152,721    $  	1,151,101    $	  1,329,665    $  	1,127,572
Operating income                162,173         173,170         269,825         (18,710)
Other income (expense)           (5,644)        (15,646)        (21,641)        (21,948)
Income tax expense              (89,660)        (91,166)       (126,108)        (19,899)
Cumulative effect of an
  accounting change            (373,455)              0               0               0
Net income (loss)              (306,586)         66,358         122,076         (49,228)

Per Share(1)
  Operating income                  .02             .02             .03             .00
  Other income (expense)            .00             .00             .00             .00
  Income tax expense               (.01)           (.01)           	(.02)            .00
  Cumulative effect of an
    accounting change              (.05)            .00             .00             .00

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


                               Part II

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated herein by reference is the information under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement to be filed on or about April 15, 2002.


ITEM 10    EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 15, 2002 under the headings "Directors and Executive Officers."

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 15, 2002.

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 15, 2002.


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

         4.1 Specimen form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 contained in the Company's Registration Statement on Form S-1, as amended (File No.33-96824), filed with the Commission on September 12, 1995).

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



 (b)      Reports on Form 8-K.

          None


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March.

                                                   ND HOLDINGS, INC.


Date:  March 25, 2002                              By /s/ Robert E. Walstad
                                                   ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer
                                                   and Director (Acting
                                                   Chief Financial Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2002                               By /s/ Robert E. Walstad
                                                   ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer
                                                   and Director (Principal
                                                   Executive Officer)
                                                  (Acting Chief Financial
                                                      Officer)

Date: March 25, 2002                               By /s/ Richard D. Olson
                                                   ------------------------
                                                   Richard D. Olson
                                                   President and Director

Date: March 25, 2002                               By /s/ Peter A. Quist
                                                   ------------------------
                                                   Peter A. Quist
                                                   Vice President and Director

Date: March 25, 2002                               By /s/ Vance A. Castleman
                                                   ------------------------
                                                   Vance A. Castleman
                                                   Director

Date: March 25, 2002                               By /s/ Myron D. Thompson
                                                   ------------------------
                                                   Myron D. Thompson
                                                   Director

Date: March 25, 2002                               By /s/ Richard H. Walstad
                                                   ------------------------
                                                   Richard H. Walstad
                                                   Director