Form 10QSB
period 2002-03-31
ND HOLDINGS INC
filed 2002-05-13
CIK 944696

FORM 10-QSB

                      U. S. Securities and Exchange Commission
                              Washington, D.C. 20549

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002

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

Yes X   No

As of April 26, 2002, there were 6,632,240 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes     No X


FORM 10-QSB

                                ND HOLDINGS, INC.

                                      INDEX


Part I      FINANCIAL INFORMATION                                    Page No.

   Item 1   Financial Statements


            Condensed Consolidated Balance Sheets-
               March 31, 2002 and December 31, 2001                    3

            Condensed Consolidated Statements of Operations-
               Three months ended March 31, 2002 and 2001              4

            Condensed Consolidated Statements of Cash Flows-
               Three months ended March 31, 2002 and 2001              5

            Notes to Condensed Consolidated Financial Statements       6

   Item 2   Management's Discussion and Analysis or Plan
               Of Operations

Part II     OTHER INFORMATION

   Item 4   Submission of matters to a vote of security holders       12

   Item 5   Other Information                                         12

   Item 6   Exhibits and Reports on Form 8-K                          13

            Signatures                                                13




PART I. FINANCIAL INFORMATION

ITEM 1.                      ND HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)
                                                            March 31,      December 31,
                                                              2002             2001
                                                         -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $    642,221      $ 1,834,683
  Cash segregated for the exclusive
    benefit of customers                                      281,286          298,536
  Securities available-for-sale                               131,394          128,556
  Accounts receivable                                       1,009,946          509,490
  Prepaids                                                     98,597          111,678
                                                         -----------------------------
  Total current assets                                   $  2,163,444     $  2,882,943
                                                         -----------------------------
PROPERTY AND EQUIPMENT                                   $  2,081,169     $  2,049,236
  Less accumulated depreciation                              (638,422)        (607,597)
                                                         -----------------------------
  Net property and equipment                             $  1,442,747     $  1,441,639
                                                         -----------------------------
OTHER ASSETS
  Deferred sales commissions                             $  1,402,912     $  1,459,536
  Covenant not to compete (net of accumulated
    amortization of $136,249 for 2002 and
    $122,624 for 2001)                                         81,751           95,376
  Investment adviser's agreements (net of
   amortization of $1,754,816 for 2002
   and $1,754,816 for 2001)                                 4,350,657        4,350,657
  Goodwill (net of amortization of $107,002,
   prior to adoption of SFAS 142)                           2,944,122          826,416
  Other (net of amortization of $70,286 for
   2002 and $64,382 for 2001)                                 185,684          158,225
                                                         ------------------------------
  Total other assets                                     $  8,965,126     $  6,890,210
                                                         -----------------------------
TOTAL ASSETS                                             $ 12,571,317     $ 11,214,792
                                                         =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                                   $     88,611     $     89,525
  Accounts payable                                             44,902           65,836
  Other current liabilities                                   852,430          464,756
  Deferred tax liability                                      299,185          273,434
  Current portion of long-term debt                           953,436          952,773
                                                         -----------------------------
  Total current liabilities                              $  2,238,564     $  1,846,324
                                                         -----------------------------
LONG-TERM LIABILITIES
  Note payable                                           $    720,904     $    474,375
  Subordinate debentures                                      645,000          645,000
  Debenture certificates                                      940,000          940,000
  Corporate notes                                             962,000          962,000
  Less current portion                                       (953,436)        (952,773)
                                                         -----------------------------
  Total long-term liabilities                            $  2,314,468     $  2,068,602
                                                         -----------------------------

TOTAL LIABILITIES                                        $  4,553,032     $  3,914,926
                                                         -----------------------------
MINORITY INTEREST IN SUBSIDIARY                               406,601          411,029
                                                         -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 20,000,000 shares
   authorized, no par value; 6,677,240 and 6,462,240
   shares issued and outstanding, respectively           $  8,748,025     $  8,550,178
  Committed common stock                                      500,000                -
  Receivable - unearned ESOP shares                           (96,090)         (97,093)
  Gain on allocation of ESOP shares                            38,741           38,615
  Accumulated deficit                                      (1,575,569)      (1,596,862)
  Accumulated other comprehensive loss                         (3,423)          (6,001)
                                                         -----------------------------
  Total stockholders' equity                             $  7,611,684     $  6,888,837
                                                         -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 12,571,317     $ 11,214,792
                                                         =============================
    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      3

                          ND HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2002         2001
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   784,318   $   761,477
  Commissions                                         2,719,740     1,220,181
  Internet revenues                                     145,789       167,465
                                                    -------------------------
  Total revenue                                     $ 3,649,847   $ 2,149,123
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   454,177   $   471,999
  Commission expense                                  2,401,999       945,037
  General and administrative expenses                   509,778       437,821
  Sales commissions amortized                           114,470       151,221
  Depreciation and amortization                          50,357       145,998
                                                    -------------------------
  Total operating expenses                          $ 3,530,781   $ 2,152,076
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   119,066   $    (2,953)
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    16,441   $    47,578
  Interest expense                                      (75,744)      (78,782)
                                                    -------------------------
  Net other income (expense)                        $   (59,303)  $   (31,204)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $    59,763  $    (34,157)

DEFERRED INCOME TAX BENEFIT (EXPENSE)               $   (25,751)      (16,301)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST          $    34,012  $    (50,458)

MINORITY INTEREST IN SUBSIDIARY                     $     4,428         3,554
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $    38,440  $    (46,904)
                                                    =========================

NET INCOME (LOSS) PER COMMON SHARE                  $      0.01  $      (0.01)

AVERAGE COMMON SHARES OUTSTANDING                     7,091,550     6,618,907







    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ND HOLDINGS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                         --------------------------------
                                                                 2002             2001
                                                         --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $      38,440    $      (46,904)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                              50,357           145,998
     Sales commissions amortized/charged off                   114,470           151,221
     Minority interest                                          (4,428)           (3,554)
     (Increase) decrease in:
       Cash segregated for customers                            17,250           160,689
       Accounts receivable                                    (500,456)           14,710
       Prepaids                                                 13,081            (2,630)
       Deferred sales commissions capitalized                  (57,847)          (32,594)
       Other assets                                            (33,362)           17,308
     Increase (decrease) in:
      Service fees payable                                        (914)            4,367
      Accounts payable                                         (20,934)          (13,731)
      Deferred tax                                              25,751            16,301
      Other liabilities                                        387,673            (2,698)
                                                        ---------------------------------
  Net cash provided by operating activities              $      29,081     $     408,483
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $     (31,933)    $     (19,279)
  Purchase of available-for-sale securities                       (261)             (534)
  Purchase of goodwill                                      (1,117,707)                -
                                                        ---------------------------------
  Net cash used by investing activities                  $  (1,149,901)    $     (19,813)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                   (52,152)          (34,750)
  Purchase of treasury stock                                         -        (1,030,526)
  Subordinate debenture issue                                        -           100,000
  Reduction of notes payable                                    (3,471)               60
  Gain on allocation of ESOP shares                                128            38,451
  ESOP loan                                                          -          (100,000)
  Repayments from ESOP                                           1,003                 -
  Dividends paid                                               (17,150)                -
                                                        ---------------------------------
  Net cash used by financing activities                    $   (71,642)      $(1,026,765)
                                                        ---------------------------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                              $(1,192,462)      $  (638,095)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       1,834,683         2,600,157
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF QUARTER                                        $   642,221       $ 1,962,062
                                                        =================================
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain (loss) on
   securities available-for-sale                           $     2,578      $    (7,625)
  Purchase of goodwill with common stock                       250,000                -
  Purchase of goodwill with committed common stock             500,000                -
  Purchase of goodwill with long-term liability                250,000                -
  Gain on allocation of ESOP shares                                128           38,451

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         ND HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             March 31, 2002 and 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of ND Holdings, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of ND Holdings, Inc., as filed with the Securities and Exchange Commission. The Condensed Consolidated Balance
Sheet at December 31, 2001, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under accounting principals generally accepted in the United States of America. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

The Company's effective tax rate differs from the U. S. Statutory rate primarily due to nondeductible amortization expenses incurred as a result of the Ranson acquisition. The Company's effective tax rates for 2001 and 2000 were 0% and 96%, respectively.

Effective for 2001, the Company is amortizing deferred sales commissions over 5 years for income tax purposes. Previously, the Company was expensing deferred sales commissions as incurred. The Company will continue to capitalize and amortize the commissions for financial reporting purposes over 8 years (exception Integrity Fund of Funds, which are expensed). The effects of the change will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities may result from these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on the Company's net income.


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

ND Holdings, Inc. derives a substantial portion of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds and others from its subsidiaries. ARM Securities Corporation (ARM Securities), acquired effective May 1, 2000, and Capital Financial Services, Inc. (CFS), acquired effective January 1, 2002, provide another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

The Company organizes its business units into three reportable segments: mutual fund services, internet services, and broker-dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to sponsored and nonproprietary mutual funds. The internet services segment provides internet service for the Minot and surrounding area. The broker-dealer segment distributes shares of nonproprietary mutual funds and insurance products.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition were retained.


SEGMENT INFORMATION
-------------------
As of,                             Mutual Fund      Internet        Broker-Dealer
First Quarter Ended                 Services        Services          Services          Total
-------------------------------------------------------------------------------------------------
MARCH 31, 2002
Revenues from
   external customers           $    928,302      $    145,789       $  2,575,756    $  3,649,847
Intersegment
   revenues	                          58,026               514                  -          58,540
Interest expense                      75,744                 -                  -          75,744
Depreciation and
   Amortization                       23,621            25,620              1,116          50,357
Segment profit (loss)                 62,157            (9,036)*          (19,109)         38,440
Segment assets                    11,592,106           765,206          1,354,500      13,711,812
Expenditures for
   segment assets                     31,320               613                  -          31,933

*  Before minority interest adjustment of $4,428
-------------------------------------------------------------------------------------------------
MARCH 31, 2001
Revenues from
   external customers           $    915,763      $    167,466       $  1,065,894    $  2,149,123
Intersegment
   Revenues                            1,800               455                  -           2,255
Interest expense                      78,782                 -                  -          78,782
Depreciation and
   Amortization                      108,423            37,575                  -         145,998
Segment profit (loss)                (95,554)           (7,254)*           52,350         (46,904)
Segment assets                    10,580,024           935,384          1,252,921      12,768,329
Expenditures for
   segment assets                      8,840             7,664              2,775          19,279

*  Before minority interest adjustment of $3,554
-------------------------------------------------------------------------------------------------

RECONCILIATION OF SEGMENT INFORMATION
                                                     As of Three Months
                                                     Ended March 31, 2002                 March 31, 2001
Revenues
--------
Total revenues for reportable segments               $    3,708,387                       $    2,151,378
Elimination of intersegment revenues                        (58,540)                              (2,255)
                                                     --------------                       --------------
   Consolidated total revenue                        $    3,649,847                       $    2,149,123
                                                     ==============                       ==============
Profit
------
Total reportable segment profit                      $       38,440                       $      (46,904)
                                                     ==============                       ==============
Assets
Total assets for reportable segments                 $   13,711,812                       $   12,768,329
Elimination of intercompany receivables                  (1,140,495)                          (1,095,579)
                                                     --------------                       --------------
   Consolidated assets                               $   12,571,317                       $   11,672,750

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

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of March 31,                               2002      2001      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 304.0  $ 298.9         1.7%
EQUITY Funds of Funds                        $  15.2  $  16.2        (6.2)%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS-end of period   $ 319.2  $ 315.1        1.3%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 319.2  $ 315.1        1.3%
==========================================================================
Average for the period                       $ 320.0  $ 321.7       (0.5)%
==========================================================================

Assets under the Company's management/service were $319.2 million at March 31, 2002, an increase of $0.9 million (0.3%) from December 31, 2001 and an increase of $4.1 million (1.3%) from March 31, 2001.

RESULTS OF OPERATIONS

The Company reported net income of $38,440 for the three months ended March 31, 2002 compared to a net loss of $46,904 for the three months ended March 31, 2001.

OPERATING REVENUES

Total operating revenues for the three months ended March 31, 2002 were $3,649,847, an increase of 69.8% from March 31, 2001. The increase is primarily attributable to the commission revenues of $1,672,832 from Capital Financial Services, Inc. (CFS), acquired effective January 1, 2002.

Fee income for the three months ended March 31, 2002 was an increase of 3.0% compared to March 31, 2001. The increase is primarily the result of fee income of $50,446 from CFS, acquired effective January 1, 2002, offset by the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued another class of shares, Class A shares Front End Sales Load (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more Class B shares are converted to Class A shares.

Commission income increased 122.9% to $2,719,740 for the three months ended March 31, 2002 compared to $1,220,181 for the three months ended March 31, 2001. The increase is primarily attributable to commission income of $1,672,832 from CFS, acquired effective January 1, 2002, and an increase in sales of the municipal bond funds.

Internet revenues decreased 12.9% to $145,789 for the three months ended
March 31, 2002 compared to $167,465 for the three months ended March 31, 2001. The decrease is primarily attributable to a decreased customer base. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company holds a 51% interest in the corporation.

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2002 were $3,530,781, an increase of 64.1% from March 31, 2001. The increase is a result of the net activity in the major expense categories as described in the paragraphs that follow.

COMPENSATION AND BENEFITS

Total compensation and benefits for the three months ended March 31, 2002 were $454,177, a decrease of 3.8% from March 31, 2001. The decrease in compensation and benefits is primarily attributable to the Mutual Fund Services employee compensation and benefits decrease of $47,158.

COMMISSION EXPENSE

Total commission expense for the three months ended March 31, 2002 was $2,401,999, an increase of 154.2% from March 31, 2001. The increase is primarily attributable to commission expense of $1,568,183 from CFS, acquired effective January 1, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the three months ended March 31, 2002 were $509,778, an increase of 16.4% from March 31, 2001. The increase is attributable to general and administrative expenses of $155,095 relating to CFS, acquired effective January 1, 2002, offset by lower consulting expenses.

SALES COMMISSIONS AMORTIZED

Amortization of deferred sales commissions for the three months ended March 31, 2002 were a decrease of 24.3% from March 31, 2001. Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. Effective January 1, 2001, the Company accelerated the amortization life to eight years from nine years which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and Ranson Managed Portfolios and coincides with conversion of Class B shares to Class A shares as previously stated.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three months ended March 31, 2002 were $50,357, a decrease of 65.5% from March 31, 2001. The primary reason for the decrease was that effective January 1, 2002, the company adopted Statements of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Under SFAS 142, the Company no longer amortizes its goodwill, investment advisory agreements and other intangibles over their estimated useful life. Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test. There were no impairment adjustments made during the quarter ended March 31, 2002.

OTHER INCOME (EXPENSES)

Interest and other income is 65.4% lower for the three months ended March 31, 2002 compared to the same period in 2001 due to reduced interest income earned on cash invested. Interest Expense is 3.9% lower for the three months ended March 31, 2002 compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities was $29,081 during the three months ended March 31, 2002, a decrease of 92.9% from $408,483 during the three months ended March 31, 2001. The most significant factor contributing to this variance is the commission accrual relating to the CFS acquisition effective January 1, 2002.

Net cash used by investing activities for the three months ended March 31, 2002 was $1,149,901, compared to $19,813 for the three months ended March 31, 2001. For both the three months ended 2002 and 2001 cash was used for capital expenditures. Additionally, in 2002, cash was used for the acquisition of CFS.

Net cash used by financing activities during the three months ended March 31, 2002 was $71,642 compared to $1,026,765 for the three months ended March 31, 2001. Net cash used for the three months ended March 31, 2002 consisted principally of $52,152 for redemption of the Company's common stock, and a $17,150 distribution to the shareholders of Magic Internet Services, Inc. Net cash used for the three months ended March 31, 2001 consisted principally of $100,000 in proceeds from an issue of Subordinated Debentures net of $34,750 for redemption of the Company's common stock, $100,000 loaned to the ESOP, and $1,030,526 to purchase 799,947 shares from the Company's shareholders through a tender offer.

At March 31, 2002, the Company held $642,221 in cash and cash equivalents, as compared to $1,834,683 at December 31, 2001. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $1,783,561 at March 31, 2002 from $2,472,729 at December 31, 2001, primarily the result of the acquisition of CFS effective January 1, 2002

Although the Company has historically relied upon sales of its Common Stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management or financial services firms, repurchase shares of the Company's common stock, and service debt.

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

Prior to the acquisitions of ARM and CFS, the Company derived substantially all of its revenues from fees relating to the management of, and provision of services to, the Funds. The fees earned by the Company are generally calculated as a percentage of assets under management/service. If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected. Assets under management/service may decline because redemptions of fund shares exceed sales of fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

ARM and CFS revenues are generated from commissions (FESLs) and regular service fees received from various mutual fund and insurance companies. If sales of mutual funds or annuities decline, commissions revenues and earnings would be adversely affected. If ARM or CFS's assets under service decline, service fee revenues and earnings would be adversely affected. Lower securities market levels may reduce sales of mutual funds or annuities, and assets under service may contract thus reducing service fee revenues and earnings.

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

PART II. OTHER INFORMATION

Item 4:       Submission of Matters to a Vote of Security Holders

         None

Item 5:       Other Information

         On April 12, 2002, an Offer of Settlement previously submitted by ND Money Management, Inc. and Ranson Capital Corporation, wholly owned investment advisor subsidiaries of the Company, together with Robert Walstad and Monte Avery (the "Respondents") with respect to pending SEC issues arising from a routine 1997 SEC books and records audit, was accepted by the SEC. Pursuant to the terms of the order issued by the SEC in accordance with the settlement, without admitting or denying liability, the Respondents agreed pay civil money penalties totaling $40,000, to accept censure, to cease and desist from any current of future violations of certain provisions of the Advisors Act and the Investment Company Act and undertake remedial practices, including the retaining of an independent consultant to provide a review and recommendations regarding the Respondent's regulatory compliance procedures.

Item 6:       Exhibits and Reports on Form 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

        None





ND HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     /s/ Robert E. Walstad                                 April 26, 2002
-----------------------------------
Robert E. Walstad                                          Date
CEO and Chairman of the Board
(CFO and CAO)