Form 10QSB
period 2002-06-30
INTEGRITY MUTUAL FUNDS INC
filed 2002-08-13
CIK 944696

FORM 10-QSB
                              -----------

                  Securities and Exchange Commission
                        Washington, D.C. 20549

        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  U.S. SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2002

                                 OR

       [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                  Commission file number  0-25958

                    INTEGRITY MUTUAL FUNDS, INC.
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

                            ND HOLDINGS, INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X         No

As of July 26, 2002, there were 12,970,480 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No        X

                              FORM 10-QSB

                     INTEGRITY MUTUAL FUNDS, INC.

                                INDEX


Part I       FINANCIAL INFORMATION                                 Page No.


  Item 1     Financial Statements

             Condensed Consolidated Balance Sheets-
             June 30, 2002 and December 31, 2001                       3

             Condensed Consolidated Statements of Operations-
             Three months ended June 30, 2002 and 2001                 4

             Condensed Consolidated Statements of Operations-
             Six months ended June 30, 2002 and 2001                   5

             Condensed Consolidated Statements of Cash Flows-
             Six months ended June 30, 2002 and 2001                   6

             Notes to Condensed Consolidated Financial Statements      7

  Item 2     Management's Discussion and Analysis or
             Plan of Operation                                        11


Part II      OTHER INFORMATION


  Item 2     Material Changes in Instruments Defining the Rights
             of Shareholders                                          18

  Item 4     Submission of Matters to a Vote of Security Holders      19

  Item 5     Other Information                                        20

  Item 6     Exhibits and Reports on Form 8-K                         20

             Signatures                                               21

Part I. FINANCIAL INFORMATION

Item 1.               INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                      (Unaudited)
                                                                         June 30,      December 31,
                                                                           2002             2001
                                                                      -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $    530,302     $  1,834,683
  Cash segregated for the exclusive benefit
   of customers                                                            342,991          298,536
  Securities available-for-sale                                            123,413          128,556
  Accounts receivable                                                      965,630          509,490
  Prepaids                                                                  73,217          111,678
                                                                      -----------------------------
  Total current assets                                                $  2,035,553     $  2,882,943
                                                                      -----------------------------

PROPERTY AND EQUIPMENT                                                $  2,104,145     $  2,049,236
  Less accumulated depreciation                                           (669,340)        (607,597)
                                                                      -----------------------------
  Net property and equipment                                          $  1,434,805     $  1,441,639
                                                                      -----------------------------
OTHER ASSETS
  Deferred sales commissions                                          $  1,347,769     $  1,459,536
  Covenant not to compete (net of accumulated
   amortization of $149,874 for 2002 and
   $122,624 for 2001)                                                       68,126           95,376
  Goodwill                                                               7,234,317        5,177,073
  Other assets (net of amortization of $76,189 for 2002
   and $64,382 for 2001)                                                   180,843          158,225
                                                                      -----------------------------
  Total other assets                                                  $  8,831,055     $  6,890,210
                                                                      -----------------------------
TOTAL ASSETS                                                          $ 12,301,413     $ 11,214,792
                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                                                $     85,947     $     89,525
  Accounts payable                                                          21,843           65,836
  Other current liabilities                                                843,838          464,756
  Deferred tax liability                                                   286,930          273,434
  Current portion of long-term debt                                        953,075          952,773
                                                                      -----------------------------
  Total current liabilities                                           $  2,191,633     $  1,846,324
                                                                      -----------------------------
LONG-TERM LIABILITIES
  Notes payable                                                       $    717,967     $    474,375
  Subordinate debentures                                                   595,000          645,000
  Debentures                                                               940,000          940,000
  Corporate notes                                                          962,000          962,000
  Less current portion                                                    (953,075)        (952,773)
                                                                      -----------------------------
  Total long-term liabilities                                         $  2,261,892     $  2,068,602
                                                                      -----------------------------
TOTAL LIABILITIES                                                     $  4,453,525     $  3,914,926
                                                                      -----------------------------

MINORITY INTEREST IN SUBSIDIARY                                            403,470          411,029
                                                                      -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 1,000,000,000 shares authorized, $.0001 par value;
   12,970,480 and 12,924,480 shares issued and outstanding,
   respectively, after the 2:1 forward split effective July 1, 2002   $  8,583,265     $  8,550,178
  Committed common stock                                                   500,000                -
  Receivable - unearned ESOP shares                                        (92,191)         (97,093)
  Gain on allocation of ESOP shares                                         37,486           38,615
  Accumulated deficit                                                   (1,572,471)      (1,596,862)
  Accumulated other comprehensive loss                                     (11,671)          (6,001)
                                                                      -----------------------------
  Total stockholders' equity                                          $  7,444,418     $  6,888,837
                                                                      -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 12,301,413     $ 11,214,792
                                                                      =============================

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            June 30,
                                                    -------------------------
                                                        2002         2001
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   797,560   $   723,144
  Commissions                                         2,929,376     1,149,594
  Internet revenues                                     134,935       170,786
                                                    -------------------------
  Total revenue                                     $ 3,861,871   $ 2,043,524
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   517,105   $   473,603
  Commission expense                                  2,580,844       914,348
  General and administrative expenses                   569,606       401,756
  Sales commissions amortized                           116,037       152,495
  Depreciation and amortization                          50,664       142,854
                                                    -------------------------
  Total operating expenses                          $ 3,834,256   $ 2,085,056
                                                    -------------------------

OPERATING INCOME (LOSS)                             $    27,615  $    (41,532)
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    35,889   $    60,720
  Interest expense                                      (75,792)      (86,574)
                                                    -------------------------
  Net other income (expense)                        $   (39,903)  $   (25,854)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $   (12,288)  $   (67,386)

DEFERRED INCOME TAX BENEFIT (EXPENSE)               $    12,255        (2,852)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $       (33)  $   (70,238)

MINORITY INTEREST IN SUBSIDIARY                     $     3,131         4,474
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $     3,098   $   (65,764)
                                                    =========================

NET INCOME (LOSS) PER SHARE                         $       .00   $      (.01)

AVERAGE COMMON SHARES OUTSTANDING, AFTER 2:1
   FORWARD STOCK SPLIT EFFECTIVE JULY 1, 2002        13,930,252    13,076,146



    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                        2002         2001
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 1,581,878   $ 1,484,621
  Commissions                                         5,649,116     2,369,775
  Internet revenues                                     280,723       338,251
                                                    -------------------------
  Total revenue                                     $ 7,511,717   $ 4,192,647
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   971,282   $   945,602
  Commission expense                                  4,982,842     1,859,385
  General and administrative expenses                 1,079,384       839,577
  Sales commissions amortized                           230,507       303,716
  Depreciation and amortization                         101,021       288,852
                                                    -------------------------
  Total operating expenses                          $ 7,365,036   $ 4,237,132
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   146,681   $   (44,485)
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    52,330   $   108,298
  Interest expense                                     (151,535)     (165,356)
                                                    -------------------------
  Net other income (expense)                        $   (99,205)  $   (57,058)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $    47,476   $  (101,543)

DEFERRED INCOME TAX BENEFIT (EXPENSE)               $   (13,496)      (19,153)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $    33,980   $  (120,696)

MINORITY INTEREST IN SUBSIDIARY                     $     7,559         8,028
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $    41,539   $  (112,668)
                                                    =========================

NET INCOME (LOSS) PER SHARE                         $       .00   $      (.01)

AVERAGE COMMON SHARES OUTSTANDING, AFTER 2:1
   FORWARD STOCK SPLIT EFFECTIVE JULY 1, 2002        14,056,676    13,156,980



    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                      Six Months Ended
                                                                          June 30,
                                                                -------------------------
                                                                   2002         2001
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $      41,539     $    (112,668)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             100,901           288,852
     Sales commissions amortized/charged off                   230,507           303,716
     Loss on sale of assets                                          -               (28)
     Minority interest                                          (7,559)           (8,028)
     (Increase) decrease in:
      Cash segregated for customers                            (44,455)          123,032
      Accounts receivable                                     (456,140)           43,186
      Prepaids                                                  38,461            16,647
      Deferred sales commissions capitalized,
        net of CDSC collected                                 (118,741)          (81,694)
      Other assets                                             (34,425)           (5,442)
     Increase (decrease) in:
      Service fees payable                                      (3,578)            3,861
      Accounts payable                                         (43,993)          (35,245)
      Deferred tax                                              13,496            (5,847)
      Other liabilities                                        379,082           (54,238)
                                                        ---------------------------------
  Net cash provided by operating activities              $      95,095     $     476,104
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $     (57,796)    $     (65,391)
  Purchase of available-for-sale securities                       (527)           (1,062)
  Purchase of goodwill                                      (1,117,711)             (118)
                                                        ---------------------------------
  Net cash used by investing activities                  $  (1,176,034)    $     (66,571)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                  (153,658)         (111,079)
  Purchase of treasury stock                                         -        (1,030,526)
  Subordinated debenture issue                                       -           120,000
  Reduction of notes payable                                    (6,409)          (75,436)
  ESOP loan                                                          -          (100,000)
  Repayments from ESOP                                           4,902               952
  Gain on allocation of ESOP shares                             (1,127)           38,451
  Redemption of subordinated debenture                         (50,000)                -
  Dividends paid                                               (17,150)                -
                                                        ---------------------------------
  Net cash used by financing activities                    $  (223,442)      $(1,157,638)
                                                        ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  $(1,304,381)      $  (748,105)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       1,834,683         2,600,157
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF QUARTER                                        $   530,302       $ 1,852,052
                                                        =================================

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain (loss) on
    securities available-for-sale                               (5,670)            2,686
  Gain on allocation of ESOP shares                             (1,127)           38,451
  Reduction of notes payable                                         -             4,988
  Purchase of goodwill with common stock                       250,000                 -
  Purchase of goodwill with committed common stock             500,000                 -
  Purchase of goodwill with long-term liability                250,000                 -
  Reduction in other assets                                    (63,254)                -
  Reduction in common stock                                    (63,254)                -


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                         June 30, 2002 and 2001

NOTE 1 - BASIS OF PRESENTATION

On May 31, 2002, the shareholders of the Company approved a change in the Company name from ND Holdings, Inc. to Integrity Mutual Funds, Inc.

On May 31, 2002, the shareholders of the Company approved a 2 for 1 (2:1) forward stock split of the Company's common shares, effective July 1, 2002. The 2 for 1 (2:1) forward stock split is reflected in the condensed consolidated financial statements presented. Per share amounts have been adjusted as a result of the stock split.

The shareholders of the Company also approved on May 31, 2002, to change the capitalization of the Company by increasing the number of authorized common shares from the currently authorized 20,000,000 shares of no par value to 1,000,000,000 common shares of $.0001 par value, and to change the capitalization of the Company by authorizing 100,000,000 preferred shares of $.0001 par value, of which the Board of Directors may establish a class or series, setting forth the designation of the class or series, and fixing the relative rights and preferences of the class or series of the preferred shares.

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Integrity Mutual Funds, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2001, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of operating results for the entire year.

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

NOTE 4 - BUSINESS ACQUISITIONS

On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc. ("CFS"), a full-service brokerage firm based in Madison, Wisconsin. CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 90 investment representatives and investment advisors.

The purchase consideration, as executed prior to the 2 for 1 (2:1) forward stock split effective July 1, 2002, was composed of $1,140,000 in cash, 750,000 shares of the Company common stock to be issued in three (3) annual installments beginning at the date of purchase, a $250,000 convertible debenture to be issued one year from the purchase date, as well as 250,000 options to purchase common stock of the Company at an option strike price of $1.00 per share. Because there is no market for the Company's options and the strike price is above the market price, the options have been determined to have negligible value.

Pursuant to the terms of the purchase agreement whereby CFS was acquired, 750,000 shares of no par value common stock of the Company will be issued in three (3) annual installments beginning at the date of purchase. The shares will have a put right, whereby the installment shares may be put back to the Company at the rate of up to 250,000 shares per year for three (3) consecutive years at a price of $1.00 per share. The put right may be exercised at any time within the ninety (90) day period following the first, second, and third anniversaries of the purchase. The put rights are non-accumulative and each installment will expire if not exercised during the scheduled redemption period.

Also pursuant to the terms of the purchase agreement whereby CFS was acquired, on January 15, 2003, the Company will issue convertible debentures divided among the prior shareholders of CFS in the total amount of $250,000, subject to certain provisions of the Stock Purchase Agreement dated January 15, 2002, which may increase or decrease the amount of the debenture to reflect undisclosed or unknown liabilities of CFS, loss of producing broker revenue base, recovery from third parties, and the costs of such recovery. The debenture principal will be payable January 15, 2006 and will pay interest on the principal sum from January 15, 2003 at the rate of four percent (4%) per annum on a semi-annual basis beginning on July 15, 2003 and thereafter on January 15th and July 15th of each year until the principal balance is paid. All payments will be applied first to interest and any remainder to reduction of principal. The debenture will be convertible as follows: beginning on the date of issuance and until the principal is paid in accordance with the terms of this agreement, the holder of this convertible debenture shall have the option to convert all or any portion of this convertible debenture to no par value common stock of the Company at the rate of one share for each one dollar of convertible debenture (1 share per $1.00 converted) issued by the debenture holder.

The primary reasons for the acquisition were to acquire a full-service retail brokerage distribution system as well as to acquire the investment advisory service operations of CFS. The primary factors contributing to the purchase price were the presence of an established group of approximately 90 investment representatives and investment advisors, the existing relationship with a reputable clearing firm, the fact that approximately 95% of the business of CFS is processed as packaged products, i.e. mutual funds and insurance products, and to capture the revenue stream of approximately $6.4 million. The estimated fair value of the equity of CFS was recorded at $78,392. The excess purchase price over the estimated fair value of the equity of CFS was $2,117,711, which has been recorded as goodwill.

The operations and financial position of CFS were accounted for in the condensed consolidated financial statements of the Company beginning January 1, 2002.

  INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES AND CAPITAL FINANCIAL SERVICES,
         INC. CONSOLIDATED PRO-FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited proforma summary presents the consolidation results of operations of the Company as if the business combination had occurred on January 1, 2001.

For the three months ended June 30, 2001
                                                        (In Thousands)
                           Integrity Mutual    Capital
                           Funds, Inc. and    Financial       Pro-Forma     Pro-Forma
                            Subsidiaries    Services, Inc.   Adjustments   Consolidated
                           ------------------------------------------------------------
Revenues                    $   2,044          $  1,565           -          $  3,609
Expenses                    $   2,114          $  1,564           -          $  3,678
                           ------------------------------------------------------------
Net                         $     (70)         $      1           -          $    (69)
                           ============================================================

For the six months ended June 30, 2001
                                                        (In Thousands)
                           Integrity Mutual    Capital
                           Funds, Inc. and    Financial       Pro-Forma     Pro-Forma
                            Subsidiaries    Services, Inc.   Adjustments   Consolidated
                           ------------------------------------------------------------
Revenues                    $   4,193          $  3,162           -         $   7,355
Expenses                    $   4,313          $  3,171           -         $   7,484
                           ------------------------------------------------------------
Net                         $    (120)         $     (9)          -         $    (129)
                           ============================================================

NOTE 5 - ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consisted of the following as of:

                                              June 30, 2002        December 31, 2001
                                              -------------        -----------------
Amortized Intangible Assets
---------------------------
Carrying amount
   Covenant not to compete                    $    218,000          $     218,000
                                              --------------------------------------
   Accumulated amortization                        149,874                122,624
                                              --------------------------------------

Aggregate Amortization Expense
------------------------------
For the six month period ended
   June 30, 2002                              $     27,250

For the year ended
   December 31, 2001                          $     54,500

Estimated Amortization Expense
------------------------------
For the years ended
   December 31, 2002                          $     54,500
   December 31, 2003                          $     40,876
   December 31, 2004                          $          0
   December 31, 2005                          $          0
   December 31, 2006                          $          0

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the six month period ended June 30, 2002 are as follows:

<CAPTION
                                      Mutual Fund     Internet   Broker-Dealer
                                        Services      Services     Services      Total
-----------------------------------------------------------------------------------------
Balance as of January 1, 2002         $ 4,411,123    $ 427,034  $   338,916  $ 5,177,073
Goodwill acquired during the period             -            -    2,117,711    2,117,711
Impairment losses                               -            -            -            -
Removal of goodwill based on
  cancellation of prior purchase          (60,467)           -            -      (60,467)
Balance as of June 30, 2002           $ 4,350,656    $ 427,034  $ 2,456,627  $ 7,234,317
-----------------------------------------------------------------------------------------

The above segments are tested for impairment on an annual basis in the second quarter and any impairment adjustments are reflected at that time. The initial application of SFAS No. 142 and the transitional impairment test was completed in the second quarter of 2002 and resulted in no impairment adjustment for all segments.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. In the following tables, net income, basic earnings per share, and diluted earnings per share are shown as if SFAS No. 142 had been applied to those periods.

NET INCOME:
                                            For the three months   For the three months
                                            ended June 30, 2002    ended June 30, 2001
                                            --------------------   --------------------
Reported net income (loss)                   $         3,098         $       (65,764)
Add back: goodwill amortization                            -                  89,042
Adjusted net income (loss)                   $         3,098         $        23,278

                                            For the six months     For the six months
                                            ended June 30, 2002    ended June 30, 2001
                                            --------------------   --------------------
Reported net income (loss)                   $        41,539         $      (112,668)
Add back: goodwill amortization                            -                 178,356
Adjusted net income (loss)                   $        41,539         $        65,688

BASIC EARNINGS PER SHARE:
                                            For the three months   For the three months
                                            ended June 30, 2002    ended June 30, 2001
                                            --------------------   --------------------
Reported net income (loss)                   $           .00         $          (.01)
Add back: goodwill amortization                            -                     .01
Adjusted net income (loss)                   $           .00         $           .00

                                            For the six months     For the six months
                                            ended June 30, 2002    ended June 30, 2001
                                            --------------------   --------------------
Reported net income (loss)                   $           .00         $          (.01)
Add back: goodwill amortization                            -                     .01
Adjusted net income (loss)                   $           .00         $           .00


DILUTED EARNINGS PER SHARE:
                                            For the three months   For the three months
                                            ended June 30, 2002    ended June 30, 2001
                                            --------------------   --------------------
Reported net income (loss)                   $           .00         $          (.01)
Add back: goodwill amortization                            -                     .01
Adjusted net income (loss)                   $           .00         $           .00

                                            For the six months     For the six months
                                            ended June 30, 2002    ended June 30, 2001
                                            --------------------   --------------------
Reported net income (loss)                   $           .00         $          (.01)
Add back: goodwill amortization                            -                     .01
Adjusted net income (loss)                   $           .00         $           .00


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

Integrity Mutual Funds, Inc. derives a substantial portion of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds and others from its subsidiaries. ARM Securities Corporation (ARM Securities), acquired effective May 1, 2000, and Capital Financial Services, Inc. (CFS), acquired effective January 1, 2002, provide another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

The Company organizes its business units into three reportable segments: mutual fund services, internet services, and broker-dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to sponsored and nonproprietary mutual funds. The internet services segment provides internet service for Minot and the surrounding area. The broker-dealer segment distributes shares of nonproprietary mutual funds and insurance products.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisitions were retained.


Segment Information
-------------------

As of,                           Mutual Fund       Internet       Broker-Dealer
Second Quarter Ended              Services         Services          Services         Total
----------------------------------------------------------------------------------------------
June 30, 2002
Revenues from
    external customers           $ 1,102,104      $   134,935      $ 2,624,832     $ 3,861,871
Intersegment
    Revenues                          57,647              522                -          58,169
Interest expense                      75,792                -                -          75,792
Depreciation and
    Amortization                      23,882           25,671            1,111          50,664
Segment profit (loss)                 (6,226)          (6,390) *        12,583           3,098

*  Before minority interest adjustment of $3,131

----------------------------------------------------------------------------------------------

June 30, 2001
Revenues from
external customers               $    863,908     $   170,785      $ 1,008,831     $ 2,043,524
Intersegment
    Revenues                                -             445                -             445
Interest expense                       86,507              67                -          86,574
Depreciation and
    Amortization                      105,065          37,789                -         142,854
Segment profit (loss)                 (51,220)         (9,130)*         (9,888)        (65,764)

*  Before minority interest adjustment of $4,474

----------------------------------------------------------------------------------------------

As of Six Months Ended
June 30, 2002
Revenues from
    external customers            $ 2,030,405     $   280,724      $ 5,200,588     $ 7,511,717
Intersegment
    Revenues                          115,673           1,037                -         116,710
Interest expense                      151,535               -                -         151,535
Depreciation and
    Amortization                       47,503          51,291            2,227         101,021
Segment profit (loss)                  55,931         (15,425) *        (6,526)         41,539
Segment assets                     11,324,904         765,878        1,351,126      13,441,908
Expenditures for
    segment assets                     54,105           3,431              260          57,796

*  Before minority interest adjustment of $7,559

----------------------------------------------------------------------------------------------

June 30, 2001
Revenues from
    external customers            $ 1,779,671     $   338,251      $ 2,074,725     $ 4,192,647
Intersegment
     Revenues                           1,800             900                -           2,700
Interest expense                      165,289              67                -         165,356
Depreciation and
    Amortization                      213,488          75,364                -         288,852
Segment profit (loss)                (146,775)        (16,383) *        42,462        (112,668)
Segment assets                     10,354,467         900,495        1,221,870      12,476,832
Expenditures for
    segment assets                     22,489          26,870           16,032          65,391

*  Before minority interest adjustment of $8,028

----------------------------------------------------------------------------------------------

Reconciliation of Segment Information

                                                   As of Three Months
                                                   Ended June 30, 2002             June 30, 2001
Revenues
Total revenues for reportable segments            $          3,920,040          $         2,043,969
Elimination of intersegment revenues                           (58,169)                        (445)
    Consolidated total revenue                    $          3,861,871          $         2,043,524
                                                  ====================          ===================
Profit
Total reportable segment profit                   $              3,098          $           (65,764)
                                                  ====================          ===================



                                                   As of Six Months
                                                   Ended June 30, 2002             June 30, 2001
Revenues
Total revenues for reportable segments            $          7,628,427          $         4,195,347
Elimination of intersegment revenues                          (116,710)                      (2,700)
    Consolidated total revenue                    $          7,511,717          $         4,192,647
                                                  ====================          ===================
Profit
Total reportable segment profit                   $             41,539          $          (112,668)
                                                  ====================          ===================
Assets
Total assets for reportable segments              $         13,441,908          $        12,476,832
Elimination of intercompany  receivables                    (1,140,495)                  (1,095,579)
                                                  --------------------          -------------------
    Consolidated assets                           $         12,301,413          $        11,381,253
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

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of June 30,                                2002      2001      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 299.4  $ 295.4         1.4%
EQUITY Fund of Funds                         $  13.4  $  17.1       (21.6)%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS - end of period $ 312.8  $ 312.5         0.1%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 312.8  $ 312.5         0.1%
==========================================================================
Average for the six-month period             $ 318.3  $ 317.0         0.4%
==========================================================================

Assets under the Company's management/service were $312.8 million at June 30, 2002, a decrease of $5.5 million (-1.7%) from December 31, 2001 and an increase of $0.3 million (0.1%) from June 30, 2001.


RESULTS OF OPERATIONS

                                       Three months ended               Six months ended
                                             June 30,                         June 30,
                                       ------------------               ----------------
                                        2002         2001               2002        2001
                                  -------------------------------------------------------
Net income (loss) after
   minority interest              $    3,098   $   (65,764)       $   41,539  $ (112,668)
Earnings per share
   Primary                        $     0.00   $     (0.01)       $     0.00       (0.01)
   Fully-diluted                  $     0.00   $     (0.01)             0.00       (0.01)
                                  -------------------------------------------------------

Net income (loss) after minority interest for the second quarter ended June 30, 2002 was net income of $3,098 compared to a $65,764 net loss for the same quarter in the previous fiscal year.

Net income (loss) after minority interest for the six months ended June 30, 2002 was net income of $41,539 compared to a $112,668 net loss for the same quarter in the previous fiscal year.

OPERATING REVENUES

Total operating revenues for the second quarter ended June 30, 2002 were $3,861,871, an increase of 89.0% from June 30, 2001. The increase is primarily attributable to revenues of $1,681,212 relating to CFS, acquired effective January 1, 2002.

Total operating revenues for the six months ended June 30, 2002 were $7,511,717, an increase of 79.2% from June 30, 2001. The increase is the net result of revenues of $3,404,490 relating to CFS, acquired effective January 1, 2002, and increased revenues from Mutual Fund Services of 14.1% or $250,735 offset by decreased revenues from Internet Services of 17.0% or $57,527.

Fee income for the second quarter ended June 30, 2002 was an increase of 10.3% compared to June 30, 2001. The increase is the result of an increase in fee revenue due to the increase in assets under management/service offset by the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued an additional class of shares, Class A shares subject to Front End Sales Loads (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge.

Fee income for the six months ended June 30, 2002 was an increase of 6.6% compared to June 30, 2001. The increase is the result of an increase in fee revenue due to the increase in assets under management/service offset by the reduction in fees charged to Class A shares converted from Class B shares.

Commission income increased 154.8%, to $2,929,376 for the second quarter ended June 30, 2002 from $1,149,594 for the same period in 2001. The increase is the result of an increase in commission revenues from Broker-Dealer Services of $1,553,609 (CFS acquired effective January 1, 2002) and from Mutual Fund Services of $226,173.

Commission income increased 138.4%, to $5,649,116 for the six months ended June 30, 2002 from $2,369,775 for the same period in 2001. The increase is a result of increased commission revenues from Broker-Dealer Services of $3,013,025 (CFS acquired effective January 1, 2002) and from Mutual Fund Services of $266,316.

Internet revenues were $134,935 for the second quarter ended June 30, 2002, a 21.0% decrease from June 30, 2001. Internet Revenues were $280,723 for the six months ended June 30, 2002, a 17.0% decrease from the six months ended
June 30, 2001. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company owns a 51% interest in the corporation.

OPERATING EXPENSES

Total operating expenses for the second quarter and six months ended June 30, 2002 were $3,834,256 and $7,365,036 respectively, an increase of 83.9% and 73.8% from the same periods ended June 30, 2001. The 83.9% and 73.8% increases are a result of the net activity in the major expense categories as described in the paragraphs that follow.

COMPENSATION AND BENEFITS

Total compensation and benefits for the second quarter ended June 30, 2002 were $517,105, an increase of 9.2% from June 30, 2001. The increase is primarily the net effect of an increase in Mutual Fund Services employee compensation and benefits of $101,963 offset by a decrease in Broker-Dealer Services employee compensation and benefits of $61,065.

Total compensation and benefits for the six months ended June 30, 2002 were $971,282, an increase of 2.7% from June 30, 2001. The increase is primarily the net effect of an increase in Mutual Fund Services employee compensation and benefits of $54,746 offset by a decrease in Broker-Dealer Services employee compensation and benefits of $35,815.

COMMISSION EXPENSE

Total commission expense for the second quarter ended June 30, 2002 was $2,580,844, an increase of 182.3% from June 30, 2001. The increase primarily attributable to commission expense of $1,529,903 related to CFS, acquired effective January 1, 2002.

Total commission expense for the six months ended June 30, 2002 was $4,982,842,an increase of 168.0% from June 30, 2001. The increase is primarily attributable to commission expense of $3,098,086 related to CFS, acquired effective January 1, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the second quarter ended June 30, 2002 were $569,606, an increase of 41.8% from June 30, 2001. The increase is primarily attributable to general and administrative expenses of $93,662 r elating to CFS, acquired effective January 1, 2002, and an increase for Mutual Fund Services of $89,333.

Total general and administrative expenses for the six months ended June 30, 2002 were $1,079,384, an increase of 28.6% from June 30, 2001. The increase is the net effect of general and administrative expenses of $190,731 relating to CFS, acquired effective January 1, 2002 and increased Mutual Funds services general and administrative expenses of $55,159 offset by a decrease in Internet Services general and administrative expenses of $31,200.

SALES COMMISSIONS AMORTIZED

Amortization of deferred sales commissions for the second quarter ended June 30, 2002 decreased 23.9% from June 30, 2001. Amortization of deferred sales commission for the six months ended June 30, 2002 decreased 24.1% from June 30, 2001. Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. Effective January 1, 2001, the Company accelerated the amortization life to eight years from nine years which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and Ranson Managed Portfolios and coincides with conversion of Class B shares to Class A shares as previously stated.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 64.5% for the second quarter ended June 30, 2002 and 65.0% for the six months ended June 30, 2002 compared to the same periods in 2001. The primary reason for the decrease was that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life. Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test. There were no impairment adjustments made during the quarter ended June 30, 2002.

OTHER INCOME (EXPENSES)

Interest and other income was 40.9% and 51.7% lower for the second quarter ended and six months ended June 30, 2002 compared to the same period in 2001 due to reduced interest income earned on cash invested. Interest Expense was 12.5% and 8.4% lower for the second quarter ended and six months ended June 30, 2002 compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $95,095 during the six month period June 30, 2002, a decrease of 80.0% from $476,104 during the six month period ended June 30, 2001. A significant factor contributing to this variance is the commission accrual relating to the CFS acquisition, effective January 1, 2002. These receivables are expected to be collected within 30 days. Depreciation and amortization decreased 65.1% for the six months ended June 30, 2002 from the same period in 2001.

Net cash used by investing activities for the six months ended June 30, 2002 increased to $1,176,034 from $66,571 for the six months ended June 30, 2001. The 2002 activity included remodeling of the second floor of the company's office building, investment in disaster recovery computer systems, and goodwill related to the acquisition of CFS.

Net cash used by financing activities during the six months ended June 30, 2002 was $223,442. The major financing activities for the period were the purchase of 172,500 shares from the Company shareholders for $153,658, pursuant to a repurchase program approved by its Board of Directors, and the redemption of $50,000 of subordinated debentures.

At June 30, 2002, the Company held $530,302 in cash and cash equivalents, as compared to $1,834,683 at December 31, 2001. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $1,619,345 at June 30, 2002 from $2,472,729 at December 31, 2001, primarily the result of the acquisition of CFS, effective January 1, 2002.

Although the Company has historically relied upon sales of its common stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and the issuance of a long-term subordinated commercial note, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal need for cash will be the maturity of $940,000 of debentures on September 1, 2002. This cash requirement will be met by utilizing existing cash, sales of the new long-term subordinated commercial note, and a short-term bank loan, if necessary. The effects on the Company's liquidity are expected to be minimal. Additional needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management or financial services firms, repurchase shares of the Company's common stock, and service debt.

At June 30, 2002, total current liabilities exceeded current assets by $156,000. Current liabilities include $940,000 of debentures that mature September 1, 2002. This cash requirement will be met by utilizing existing cash, sales of the new long-term subordinated commercial note, and a short-term bank loan, if necessary. The new long-term subordinated commercial notes will replace the current debentures, thus reducing current liabilities and increasing long-term liabilities.

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

Prior to the acquisition of ARM and CFS, the Company derived substantially all of its revenues from fees relating to the management of, and provision of services to, the Funds. The fees earned by the Company are generally calculated as a percentage of assets under management/service. If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected. Assets under management/service may decline because redemptions of fund shares exceed sales of fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

ARM and CFS revenues are generated from commissions (FESLs) and regular service fees received from various mutual fund and insurance companies. If sales of mutual funds or annuities decline, commission revenues and earnings would be adversely affected. If ARM or CFS's assets under service decline, service fee revenues and earnings would be adversely affected. Lower securities market levels may reduce sales of mutual funds or annuities, and assets under service may contract thus reducing service fee revenues and earnings.

In seeking to sell fund shares, and market its other services, the Company operates in the highly competitive financial services industry. The Company competes with approximately 8,000 open-end investment companies which offer their shares to the investing public in the United States. In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions, as well as investment advisory firms. Most of these competitors have substantially greater resources than the Company. The Company sells fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of fund shares. However, reduced sales loads would make the sale of fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of fund shares which could have a material adverse effect on the Company's earnings. The ability of the Company to sell fund shares may also be affected by general economic conditions including, amongst other factors, changes in interest rates and the inflation rate. Interest and inflation rate changes may particularly impact the flow of money into mutual funds which invest in fixed-income securities. Each of the Funds except Integrity Fund of Funds, Inc. and Integrity Small-Cap Fund of Funds, Inc. invests substantially all of its assets in fixed-income securities.

General economic conditions, including interest and inflation rate changes, may also adversely affect the market value of the securities held by the Funds, thus negatively impacting the value of assets under management, and hence the fees earned by the Company. The fact that the investments of each Fund (except Integrity Fund of Funds, Inc. and Integrity Small-Cap Fund of Funds, Inc.) are geographically concentrated within a single state makes the market value of such investments particularly vulnerable to economic conditions within such state. In addition, the states in which the investments of the Funds as a group are concentrated are themselves concentrated in certain regions of the United States. The Company's fee revenues may therefore be adversely affected by economic conditions within such regions.

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

PART II. OTHER INFORMATION

ITEM 2:     MATERIAL CHANGES IN INSTRUMENTS DEFINING THE RIGHTS OF SHAREHOLDERS

On May 31, 2002, the shareholders of the Company approved an amendment of the Company's Articles of Incorporation which increased the authorized common shares of the Company from 20,000,000 shares of no par common stock to 1,000,000,000 shares of $.0001 par value common stock. On May 31, 2002, the shareholders also approved an amendment of the Company's Articles of Incorporation which authorized 100,000,000 shares of $.0001 par value preferred stock. Preferred shares have a preference over the common shares with respect to future dividends, voting rights, and liquidation in the event of dissolution. The Board of Directors may establish a class or series, setting forth the designation of the class or series and fixing the relative rights and preferences of the class or series of the preferred shares. The increase in the authorized shares of common stock and the authorization for preferred stock will not have any immediate effect on the rights of existing shareholders, however, the Board of Directors will have the authority to issue authorized shares of common stock and create classes of preferred stock within the authorized limits of preferred stock without requiring future shareholder approval of such issuances, except as may be required by applicable law or regulations, the Company's governing documents or the rules of any stock exchange, Nasdaq or any automated inter-dealer quotation system on which the Company's common stock may then be traded. The Company's shareholders can, therefore, experience a reduction in their ownership interest in the Company with respect to earnings per share (if any), voting, liquidation value, and book and market value if the additional authorized shares are issued. The holders of the Company's common stock have no preemptive rights, which means that current shareholders do not have a prior right to purchase any new issue of common stock in order to maintain their proportionate ownership in the Company.

On May 31, 2002, the shareholders of the Company approved a two for one (2:1) forward stock split of the issued and outstanding common stock of the Company which took effect on July 1, 2002. The forward stock split increased the number of issued and outstanding shares of common stock of the Company as of July 1, 2002 from approximately 6,700,000 to approximately 13,400,000. Except for changes in the number of shares of stock issued and outstanding, the rights and privileges of holders of shares of common stock remain the same, both before and after the forward stock split. Commencing on July 1, 2002, each currently outstanding common stock certificate was deemed for all corporate purposes to evidence ownership of the increased number of shares resulting from the forward stock split. New stock certificates reflecting the number of shares resulting from the stock split will be issued only as currently outstanding certificates are transferred or upon request of individual shareholders.

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 31, 2002, the following proposals were adopted by the margins indicated:



1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Number of Votes Cast for:
Vance A. Castleman                                                 5,065,397
Richard D. Olson                                                   5,197,628
Peter A. Quist                                                     5,197,628
Myron D. Thompson                                                  5,197,628
Robert E. Walstad                                                  5,167,698
Richard H. Walstad                                                 5,173,457

2. To approve appointment of Brady Martz & Associates, P.C. as independent auditor for the Company for the fiscal year ending December 31, 2002.

For                                                                5,275,948
Against                                                                8,957
Abstain                                                                9,177

3. To approve a change in the name of the Company from ND Holdings, Inc. to Integrity Mutual Funds, Inc.

For                                                                5,146,875
Against                                                               72,710
Abstain                                                               76,483

4. To approve a change in the capitalization of the Company by increasing the number of authorized common shares from the currently authorized 20,000,000 shares of no par value to 1,000,000,000 common shares of $0.0001 par value.

For                                                                5,008,324
Against                                                              190,351
Abstain                                                              128,013

5. To approve a change in the capitalization of the Company by authorizing 100,000,000 preferred shares of $0.0001 par value of which the Board of Directors may establish a class or series, setting forth the designation of the class or series and fixing the relative rights and preferences of the class or series of the preferred shares.

For                                                                4,945,055
Against                                                              258,683
Abstain                                                              136,328

6. To approve to effect a 2 for 1 forward split of the Company's common shares.

For                                                                5,000,249
Against                                                              226,927
Abstain                                                              134,835

ITEM 5:       OTHER INFORMATION

On September 14, 2001, the Company acquired all the equity shares of North Dakota Investment Advisors, Inc. in exchange for 67,000 of the Company's common shares. As a result of failure of certain conditions of the purchase agreement, on June 24, 2002, the Company rescinded the purchase dated
September 14, 2001, and obtained return and cancellation of 67,000 of the Company's common shares.

On April 12, 2002, an Offer of Settlement previously submitted by ND Money Management, Inc. and Ranson Capital Corporation, wholly owned investment advisor subsidiaries of the Company, together with Robert Walstad and Monte Avery (the "Respondents") with respect to pending SEC issues arising from a routine 1997 SEC books and records audit, was accepted by the SEC. Pursuant to the terms of the order issued by the SEC in accordance with the settlement, without admitting or denying liability, the Respondents agreed to pay civil money penalties totaling $40,000, to accept censure, to cease and desist from any current or future violations of certain provisions of the Advisors Act and the Investment Company Act and undertake remedial practices, including the retaining of an independent consultant to provide a review and recommendations regarding the Respondent's regulatory compliance procedures.

On July 11, 2002, the Company introduced an offering of subordinated commercial notes, strictly limited to bona fide North Dakota residents, with a maximum of $1,000,000. As of July 26, 2002, the Company had issued $215,000 in subordinated commercial notes.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits on page 22 for a descriptive response to this item.

     (b) Reports on Form 8-K

         None

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     /s/ Robert E. Walstad                                 August 13, 2002
-----------------------------------
Robert E. Walstad                                          Date
CEO and Chairman of the Board
(CFO and CAO)

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
-------

99.1  CEO/CFO Certification of Periodic Financial Reports

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CEO/CFO CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certifies that this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of Integrity Mutual Funds, Inc.



Date:  August 13, 2002                                /s/ Robert E. Walstad
                                                 -----------------------------
                                                 Robert E. Walstad
                                                 CEO and Chairman of the Board
                                                (Acting Chief Financial Officer)
1