Form 10QSB
period 2002-09-30
INTEGRITY MUTUAL FUNDS INC
filed 2002-11-13
CIK 944696

FORM 10-QSB

                  Securities and Exchange Commission
                       Washington, D.C. 20549

        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                 U.S. SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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

Yes        X         No

As of October 25, 2002, there were 12,970,480 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No        X

                               FORM 10-QSB

                       INTEGRITY MUTUAL FUNDS, INC.

                                 INDEX


Part I      FINANCIAL INFORMATION                                   Page No.


  Item 1    Financial Statements

            Condensed Consolidated Balance Sheets-
            September 30, 2002 and December 31, 2001                   3

            Condensed Consolidated Statements of Operations-
            Three months ended September 30, 2002 and 2001             4

            Condensed Consolidated Statements of Operations-
            Nine months ended September 30, 2002 and 2001              5

            Condensed Consolidated Statements of Cash Flows-
            Nine months ended September 30, 2002 and 2001              6

            Notes to Condensed Consolidated Financial Statements       7

  Item 2    Management's Discussion and Analysis or
            Plan of Operation                                          11


Part II     OTHER INFORMATION


  Item 2    Material Changes in Instruments Defining the Rights
            of Shareholders                                            19

  Item 4    Submission of Matters to a Vote of Security Holders        19

  Item 5    Other Information                                          19

  Item 6    Exhibits and Reports on Form 8-K                           20

            Signatures                                                 21

Part I. FINANCIAL INFORMATION
Item 1.               INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                       September 30,    December 31,
                                                                           2002             2001
                                                                      -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $    817,761     $  1,834,683
  Cash segregated for the exclusive benefit
   of customers                                                            277,685          298,536
  Securities available-for-sale                                            105,150          128,556
  Accounts receivable                                                      920,432          509,490
  Prepaids                                                                  63,915          111,678
                                                                      -----------------------------
  Total current assets                                                $  2,184,943     $  2,882,943
                                                                      -----------------------------

PROPERTY AND EQUIPMENT                                                $  2,119,367     $  2,049,236
  Less accumulated depreciation                                           (700,767)        (607,597)
                                                                      -----------------------------
  Net property and equipment                                          $  1,418,600     $  1,441,639
                                                                      -----------------------------
OTHER ASSETS
  Deferred sales commissions                                          $  1,272,823     $  1,459,536
  Covenant not to compete (net of accumulated
   amortization of $163,499 for 2002 and
   $122,624 for 2001)                                                       54,501           95,376
  Goodwill                                                               7,234,317        5,177,073
  Other assets (net of accumulated amortization
   of $82,891 for 2002 and $64,382 for 2001)                               198,195          158,225
                                                                     ------------------------------
  Total other assets                                                  $  8,759,836     $  6,890,210
                                                                      -----------------------------
TOTAL ASSETS                                                          $ 12,363,379     $ 11,214,792
                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                                                $     81,694     $     89,525
  Accounts payable                                                          28,997           65,836
  Other current liabilities                                                755,270          464,756
  Short-term borrowings                                                    650,040                -
  Deferred tax liability                                                   226,650          273,434
  Current portion of long-term debt                                         13,438          952,773
                                                                      -----------------------------
  Total current liabilities                                           $  1,756,089     $  1,846,324
                                                                      -----------------------------
LONG-TERM LIABILITIES
  Notes payable                                                       $    714,769     $    474,375
  Subordinate debentures                                                   595,000          645,000
  Debentures                                                                     -          940,000
  Corporate notes                                                          962,000          962,000
  Subordinated commercial notes                                            511,000                -
  Less current portion                                                     (13,438)        (952,773)
                                                                      -----------------------------
  Total long-term liabilities                                         $  2,769,331     $  2,068,602
                                                                      -----------------------------
TOTAL LIABILITIES                                                     $  4,525,420     $  3,914,926
                                                                      -----------------------------
MINORITY INTEREST IN SUBSIDIARY                                       $    388,673     $    411,029
                                                                      -----------------------------
TEMPORARY CAPITAL - 1,500,000 shares of common stock, $.0001 par value; 500,000 shares issued and outstanding;
                    put option price of $.50 per share; see Note 4    $    750,000     $          -
                                                                      -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 1,000,000,000 shares authorized, $.0001 par value;
   12,470,480 and 12,924,480 shares issued and outstanding,
   respectively, after the 2:1 forward split effective July 1, 2002   $  8,325,178     $  8,550,178
  Receivable - unearned ESOP shares                                        (90,518)         (97,093)
  Gain on allocation of ESOP shares                                         36,975           38,615
  Accumulated deficit                                                   (1,542,148)      (1,596,862)
  Accumulated other comprehensive loss                                     (30,201)          (6,001)
                                                                      -----------------------------
  Total stockholders' equity                                          $  6,699,286     $  6,888,837
                                                                      -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 12,363,379     $ 11,214,792
                                                                      =============================

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2002         2001
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   741,660   $   734,679
  Commissions                                         3,003,093     1,079,831
  Internet revenues                                     135,047       157,457
                                                    -------------------------
  Total revenue                                     $ 3,879,800   $ 1,971,967
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   475,596   $   457,820
  Commission expense                                  2,647,404       851,983
  General and administrative expenses                   530,671       400,418
  Sales commissions amortized                           117,804       154,245
  Depreciation and amortization                          51,753       143,580
                                                    -------------------------
  Total operating expenses                          $ 3,823,228   $ 2,008,046
                                                    -------------------------

OPERATING INCOME (LOSS)                             $    56,572  $    (36,079)
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    20,273   $    32,051
  Interest expense                                      (75,945)      (76,567)
                                                    -------------------------
  Net other income (expense)                        $   (55,672)  $   (44,516)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $       900   $   (80,595)

DEFERRED INCOME TAX BENEFIT (EXPENSE)               $    14,627         3,713
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $    15,527   $   (76,882)

MINORITY INTEREST IN SUBSIDIARY                     $    14,796         8,996
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $    30,323   $   (67,886)
                                                    =========================

NET INCOME (LOSS) PER SHARE                         $       .00   $      (.01)

AVERAGE COMMON SHARES OUTSTANDING, AFTER 2:1
   FORWARD STOCK SPLIT EFFECTIVE JULY 1, 2002        13,781,072    13,032,480



    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2002         2001
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $ 2,323,538   $ 2,219,300
  Commissions                                         8,652,208     3,449,606
  Internet revenues                                     415,771       495,708
                                                    -------------------------
  Total revenue                                     $11,391,517   $ 6,164,614
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $ 1,446,878   $ 1,403,422
  Commission expense                                  7,630,246     2,711,369
  General and administrative expenses                 1,610,055     1,239,995
  Sales commissions amortized                           348,311       457,961
  Depreciation and amortization                         152,774       432,432
                                                    -------------------------
  Total operating expenses                          $11,188,264   $ 6,245,179
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   203,253   $   (80,565)
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Investment and other income                       $    72,603   $   140,349
  Interest expense                                     (227,480)     (241,923)
                                                    -------------------------
  Net other income (expense)                        $  (154,877)  $  (101,574)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE             $    48,376   $  (182,139)

DEFERRED INCOME TAX BENEFIT (EXPENSE)               $     1,131       (15,440)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $    49,507   $  (197,579)

MINORITY INTEREST IN SUBSIDIARY                     $    22,355        17,024
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $    71,862   $  (180,555)
                                                    =========================

NET INCOME (LOSS) PER SHARE                         $       .01   $      (.01)

AVERAGE COMMON SHARES OUTSTANDING, AFTER 2:1
   FORWARD STOCK SPLIT EFFECTIVE JULY 1, 2002        13,964,808    13,115,480



    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                     Nine Months Ended
                                                                        September 30,
                                                                -------------------------
                                                                 2002             2001
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $      71,862     $    (180,555)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                             152,653           432,432
     Sales commissions amortized/charged off                   348,311           457,961
     Loss on sale of assets                                          -               (28)
     Minority interest                                         (22,355)          (17,024)
     (Increase) decrease in:
      Cash segregated for customers                             20,851            57,118
      Accounts receivable                                     (410,942)           53,895
      Prepaids                                                  47,763            16,704
      Deferred sales commissions capitalized,
        net of CDSC collected                                 (161,599)         (134,686)
      Other assets                                             (58,479)          (12,033)
     Increase (decrease) in:
      Service fees payable                                      (7,831)            2,739
      Accounts payable                                         (36,839)          (13,799)
      Deferred tax                                             (46,784)           (9,560)
      Other liabilities                                        290,514          (113,668)
                                                        ---------------------------------
  Net cash provided by operating activities              $     187,125     $     539,496
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $     (73,018)    $     (88,433)
  Purchase of available-for-sale securities                       (794)           21,028
  Purchase of goodwill                                      (1,117,711)           (4,705)
                                                        ---------------------------------
  Net cash used by investing activities                  $  (1,191,523)    $     (72,110)
                                                        ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                  (161,744)         (125,860)
  Purchase of treasury stock                                         -        (1,030,526)
  Subordinated debenture issue                                       -           120,000
  Subordinated commercial note issue                           511,000                 -
  Reduction of notes payable                                    (9,607)          (78,084)
  Short-term borrowing                                         650,040                 -
  ESOP loan                                                          -          (100,000)
  Repayments from ESOP                                           6,575             1,921
  Gain on allocation of ESOP shares                             (1,638)           38,561
  Redemption of subordinated debentures                        (50,000)                -
  Redemption of debentures                                    (940,000)                -
  Dividends paid                                               (17,150)                -
                                                        ---------------------------------
  Net cash used by financing activities                    $   (12,524)      $(1,173,988)
                                                        ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  $(1,016,922)      $  (706,602)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       1,834,683         2,600,157
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF QUARTER                                        $   817,761       $ 1,893,555
                                                        =================================

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain (loss) on
    securities available-for-sale                              (24,200)          (11,952)
  Gain on allocation of ESOP shares                             (1,638)           38,561
  Reduction of notes payable                                         -             4,988
  Purchase of goodwill with common stock                             -            58,061
  Purchase of goodwill with temporary capital                  750,000                 -
  Purchase of goodwill with long-term liability                250,000                 -
  Reduction in other assets                                    (63,254)                -
  Reduction in common stock                                    (63,254)                -

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               SEPTEMBER 30, 2002 AND 2001

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of operating results for the entire year.

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

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation. The assets that were previously classified as "Investment Adviser's Agreements" have been reclassified to "Goodwill." These assets represent the "cost of a purchased subsidiary (The Ranson Company and its wholly-owned subsidiary, Ranson Capital Corporation) in excess of the amounts assigned to assets and liabilities."
The purchase of The Ranson Company and its wholly-owned subsidiary represents a purchase of the entire company and its operations, equipment, distribution network, management operations and rights related to the Ranson Managed Portfolios. Therefore, these assets are goodwill and are accounted for as such. These reclassifications, in the amount of $4,350,657, had no effect on the Company's net income.

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

The purchase consideration, taking into effect the 2 for 1 (2:1) forward stock split effective July 1, 2002, was composed of $1,140,000 in cash, 1,500,000 shares of the Company common stock to be issued in three (3) annual installments beginning at the date of purchase, a $250,000 convertible debenture to be issued one year from the purchase date, as well as 500,000 options to purchase common stock of the Company at an option strike price of $0.50 per share. Because there is no market for the Company's options and the strike price is above the market price, the options have been determined to have negligible value.

Pursuant to the terms of the purchase agreement whereby CFS was acquired, 1,500,000 shares of $.0001 par value common stock of the Company will be issued in three (3) annual installments beginning at the date of purchase. The shares will have a put right, whereby the installment shares may be put back to the Company at the rate of up to 500,000 shares per year for three (3) consecutive years at a price of $0.50 per share. The put right may be exercised at any time within the ninety (90) day period following the first, second, and third anniversaries of the purchase. The put rights are non-accumulative and each installment will expire if not exercised during the scheduled redemption period.

Also pursuant to the terms of the purchase agreement whereby CFS was acquired, on January 15, 2003, the Company will issue convertible debentures divided among the prior shareholders of CFS in the total amount of $250,000, subject to certain provisions of the Stock Purchase Agreement dated January 15, 2002, which may increase or decrease the amount of the debenture to reflect undisclosed or unknown liabilities of CFS, loss of producing broker revenue base, recovery from third parties, and the costs of such recovery. The debenture principal will be payable January 15, 2006 and will pay interest on the principal sum from January 15, 2003 at the rate of four percent (4%) per annum on a semi-annual basis beginning on July 15, 2003 and thereafter on January 15th and July 15th of each year until the principal balance is paid. All payments will be applied first to interest and any remainder to reduction of principal. The debenture will be convertible as follows: beginning on the date of issuance and until the principal is paid in accordance with the terms of this agreement, the holder of this convertible debenture shall have the option to convert all or any portion of this convertible debenture to no par value common stock of the Company at the rate of two shares for each one dollar of convertible debenture (2 shares per $1.00 converted) issued by the debenture holder.

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

For the three months ended September 30, 2001
                                                        (In Thousands)
                           Integrity Mutual    Capital
                           Funds, Inc. and    Financial       Pro-Forma     Pro-Forma
                            Subsidiaries    Services, Inc.   Adjustments   Consolidated
                           ------------------------------------------------------------
Revenues                    $   1,972          $  1,552           -          $  3,524
Expenses                    $   2,008          $  1,553           -          $  3,561
                           ------------------------------------------------------------
Net                         $     (36)         $     (1)          -          $    (37)
                           ============================================================

For the nine months ended September 30, 2001
                                                        (In Thousands)
                           Integrity Mutual    Capital
                           Funds, Inc. and    Financial       Pro-Forma     Pro-Forma
                            Subsidiaries    Services, Inc.   Adjustments   Consolidated
                           ------------------------------------------------------------
Revenues                    $   6,165          $  4,715           -         $  10,880
Expenses                    $   6,245          $  4,724           -         $  10,969
                           ------------------------------------------------------------
Net                         $     (80)         $     (9)          -         $     (89)
                           ============================================================

NOTE 5 - ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consisted of the following as of:

                                            September 30, 2002     December 31, 2001
                                              -------------        -----------------
Amortized Intangible Assets
---------------------------
Carrying amount
   Covenant not to compete                    $    218,000          $     218,000
                                              --------------------------------------
   Accumulated amortization                        163,499                122,624
                                              --------------------------------------

Aggregate Amortization Expense
------------------------------
For the nine month period ended
   September 30, 2002                         $     40,875

For the year ended
   December 31, 2001                          $     54,500

Estimated Amortization Expense
------------------------------
For the years ended
   December 31, 2002                          $     54,500
   December 31, 2003                          $     40,876
   December 31, 2004                          $          0
   December 31, 2005                          $          0
   December 31, 2006                          $          0

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2002 are as follows:

                                      Mutual Fund     Internet   Broker-Dealer
                                        Services      Services     Services      Total
-----------------------------------------------------------------------------------------
Balance as of January 1, 2002         $ 4,411,123    $ 427,034  $   338,916  $ 5,177,073
Goodwill acquired during the period             -            -    2,117,711    2,117,711
Impairment losses                               -            -            -            -
Removal of goodwill based on
  cancellation of prior purchase          (60,467)           -            -      (60,467)
Balance as of September 30, 2002      $ 4,350,656    $ 427,034  $ 2,456,627  $ 7,234,317
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

NET INCOME:
                                       For the three months   For the three months
                                       ended Sept. 30, 2002   ended Sept. 30, 2001
                                       --------------------   --------------------
Reported net income (loss)               $       30,323          $      (67,886)
Add back: goodwill amortization                       -                  89,669
Adjusted net income (loss)               $       30,323          $       21,783

                                       For the nine months     For the nine months
                                       ended Sept. 30, 2002    ended Sept. 30, 2001
                                       --------------------   --------------------
Reported net income (loss)              $        71,862          $     (180,555)
Add back: goodwill amortization                       -                 268,025
Adjusted net income (loss)              $        71,862          $       87,470

BASIC EARNINGS PER SHARE:
                                       For the three months   For the three months
                                       ended Sept. 30, 2002   ended Sept. 30, 2001
                                       --------------------   --------------------
Reported net income (loss)               $          .00         $          (.01)
Add back: goodwill amortization                       -                     .01
Adjusted net income (loss)               $          .00         $           .00

                                       For the nine months     For the nine months
                                       ended Sept. 30, 2002    ended Sept. 30, 2001
                                       --------------------   --------------------
Reported net income (loss)              $           .01         $          (.01)
Add back: goodwill amortization                       -                     .02
Adjusted net income (loss)              $           .01         $           .01


DILUTED EARNINGS PER SHARE:
                                       For the three months   For the three months
                                       ended Sept. 30, 2002   ended Sept. 30, 2001
                                       --------------------   --------------------
Reported net income (loss)               $          .00         $          (.01)
Add back: goodwill amortization                       -                     .01
Adjusted net income (loss)               $          .00         $           .00

                                       For the nine months     For the nine months
                                       ended Sept. 30, 2002    ended Sept. 30, 2001
                                       --------------------   --------------------
Reported net income (loss)              $           .01         $          (.01)
Add back: goodwill amortization                       -                     .02
Adjusted net income (loss)              $           .01         $           .01


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

The Company organizes its business units into three reportable segments: mutual fund services, internet services, and broker-dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative services to sponsored and nonproprietary mutual funds. The internet services segment provides internet service for Minot and the surrounding area. The broker-dealer segment distributes shares of nonproprietary mutual funds and insurance products.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisitions were retained.

SEGMENT INFORMATION
-------------------

AS OF,                        Mutual Fund       Internet       Broker-Dealer
THIRD QUARTER ENDED            Services         Services         Services         Total
-----------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
Revenues from
   external customers        $   936,093       $   135,047      $ 2,808,660   $ 3,879,800
Intersegment
   Revenues                       71,269               514                -        71,783
Interest expense                  75,945                 -                -        75,945
Depreciation and
   Amortization                   24,868            25,744            1,141        51,753
Segment profit (loss)             42,363           (30,197) *         3,361        30,323

*  Before minority interest adjustment of $14,796

-----------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
Revenues from
   external customers       $   873,225        $   157,458      $   941,284   $ 1,971,967
Intersegment
   Revenues                           -                455                -           455
Interest expense                 76,567                  -                -        76,567
Depreciation and
   Amortization                 105,442             38,138                -       143,580
Segment profit (loss)           (59,125)           (18,361)*            604       (67,886)

*  Before minority interest adjustment of $8,996

-----------------------------------------------------------------------------------------
AS OF NINE MONTHS ENDED
SEPTEMBER 30, 2002
Revenues from
   external customers       $ 2,966,498        $   415,771      $ 8,009,248   $11,391,517
Intersegment
   Revenues                     186,942              1,551                -       188,493
Interest expense                227,480                  -                -       227,480
Depreciation and
   Amortization                  72,371             77,035            3,368       152,774
Segment profit (loss)            98,294            (45,622) *        (3,165)       71,862
Segment assets               11,615,524            708,417        1,179,933    13,503,874
Expenditures for
   segment assets                65,274              5,821            1,923        73,018

*  Before minority interest adjustment of $22,355

-----------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
Revenues from
   external customers     $ 2,652,896          $   495,709      $ 3,016,009   $ 6,164,614
Intersegment
   Revenues                     1,800                1,356                -         3,156
Interest expense              241,856                   67                -       241,923
Depreciation and
   Amortization               318,930              113,502                -       432,432
Segment profit (loss)        (205,901)             (34,744) *        43,066      (180,555)
Segment assets             10,319,547              878,951        1,185,706    12,384,204
Expenditures for
   segment assets              40,631               29,986           17,816        88,433

*  Before minority interest adjustment of $17,024
-----------------------------------------------------------------------------------------

RECONCILIATION OF SEGMENT INFORMATION

                                             As of Three Months
                                           Ended September 30, 2002         September 30, 2001
Revenues
--------
Total revenues for reportable segments      $          3,951,583           $         1,972,422
Elimination of intersegment revenues                     (71,783)                         (455)
   Consolidated total revenue               $          3,879,800           $         1,971,967
                                            ====================           ===================

Profit
------
Total reportable segment profit             $             30,323           $           (67,886)
                                            ====================           ===================

                                              As of Nine Months
                                           Ended September 30, 2002          September 30, 2001
Revenues
--------
Total revenues for reportable segments     $          11,580,010           $         6,167,770
Elimination of intersegment revenues                    (188,493)                       (3,156)
   Consolidated total revenue              $          11,391,517           $         6,164,614
                                           =====================           ===================

Profit
------
Total reportable segment profit            $              71,862           $          (180,555)
                                           =====================           ===================

Assets
------
Total assets for reportable segments       $          13,503,874           $        12,384,204
Elimination of intercompany  receivables              (1,140,495)                   (1,095,579)
   Consolidated assets                     $          12,363,379           $        11,288,625
                                           =====================           ===================


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

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of September 30,                            2002      2001      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 292.8  $ 299.4        (2.2)%
EQUITY Fund of Funds                         $  10.8  $  13.7       (21.2)%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS - end of period $ 303.6  $ 313.1        (3.0)%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 303.6  $ 313.1        (3.0)%
==========================================================================
Average for the nine-month period            $ 313.6  $ 316.5        (0.9)%
==========================================================================

Assets under the Company's management/service were $303.6 million at September 30, 2002, a decrease of $14.7 million (-4.6%) from December 31, 2001 and a decrease of $9.5 million (-3.0%) from September 30, 2001.

RESULTS OF OPERATIONS
                                       Three months ended               Nine months ended
                                          September 30,                   September 30,
                                       ------------------               ----------------
                                        2002         2001               2002        2001
                                  -------------------------------------------------------
Net income (loss) after
   minority interest              $   30,323   $   (67,886)       $   71,862  $ (180,555)
Earnings per share
   Primary                        $     0.00   $     (0.01)       $     0.01       (0.01)
   Fully-diluted                  $     0.00   $     (0.01)             0.01       (0.01)
                                  -------------------------------------------------------

Net income (loss) after minority interest for the third quarter ended
September 30, 2002 was net income of $30,323 compared to a $67,886 net loss for the same quarter in the previous fiscal year.

Net income (loss) after minority interest for the nine months ended
September 30, 2002 was net income of $71,862 compared to a $180,555 net loss for the same quarter in the previous fiscal year.

OPERATING REVENUES

Total operating revenues for the third quarter ended September 30, 2002 were $3,879,800, an increase of 96.7% from September 30, 2001. The increase is primarily attributable to revenues of $1,988,424 relating to CFS, acquired effective January 1, 2002.

Total operating revenues for the nine months ended September 30, 2002 were $11,391,517, an increase of 84.8% from September 30, 2001. The increase is the net result of revenues of $5,392,913 relating to CFS, acquired effective January 1, 2002, and increased revenues from Mutual Fund Services of 11.8% or $313,603 offset by decreased revenues from Internet Services of 16.1% or $79,937.

Fee income for the third quarter ended September 30, 2002 was an increase of 1.0% compared to September 30, 2001. The increase is the net result of fee revenue of $32,640 relating to CFS, acquired effective January 1, 2002, offset by a decrease in mutual fund fee revenue due to a decrease in assets under management/service and a reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued an additional class of shares, Class A shares subject to Front End Sales Loads (FESLs).
These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge.

Fee income for the nine months ended September 30, 2002 was an increase of 4.7% compared to September 30, 2001. The increase is the net result of fee revenue relating to CFS, acquired effective January 1, 2002, offset by a decrease in mutual fund fee revenue due to a decrease in assets under management/service and a reduction in fees charged to Class A shares converted from Class B shares.

Commission income increased 178.1%, to $3,003,093 for the third quarter ended September 30, 2002 from $1,079,831 for the same period in 2001. The increase is the result of an increase in commission revenues from Broker-Dealer Services of $1,834,736 (CFS acquired effective January 1, 2002) and from Mutual Fund Services of $88,526.

Commission income increased 150.8%, to $8,652,208 for the nine months ended September 30, 2002 from $3,449,606 for the same period in 2001. The increase is a result of increased commission revenues from Broker-Dealer Services of $4,847,761 (CFS acquired effective January 1, 2002) and from Mutual Fund Services of $354,841.

Internet revenues were $135,047 for the third quarter ended September 30, 2002, a 14.2% decrease from September 30, 2001. Internet Revenues were $415,771 for the nine months ended September 30, 2002, a 16.1% decrease from the nine months ended September 30, 2001. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company owns a 51% interest in the corporation.

OPERATING EXPENSES

Total operating expenses for the third quarter and nine months ended September 30, 2002 were $3,823,228 and $11,188,264 respectively, an increase of 90.4%
and 79.2% from the same periods ended September 30, 2001. The increases are a result of the net activity in the major expense categories as described in the paragraphs that follow.

COMPENSATION AND BENEFITS

Total compensation and benefits for the third quarter ended September 30, 2002 were $475,596, an increase of 3.9% from September 30, 2001. The increase is primarily the net effect of an increase in Mutual Fund Services employee compensation and benefits of $74,116 offset by a decrease in Broker-Dealer Services employee compensation and benefits of $60,035.

Total compensation and benefits for the nine months ended September 30, 2002 were $1,446,878, an increase of 3.1% from September 30, 2001. The increase is primarily the net effect of an increase in Mutual Fund Services employee compensation and benefits of $128,862 offset by a decrease in Broker-Dealer Services employee compensation and benefits of $95,850.

COMMISSION EXPENSE

Total commission expense for the third quarter ended September 30, 2002 was $2,647,404, an increase of 210.7% from September 30, 2001. The increase primarily attributable to commission expense of $1,809,466 related to CFS, acquired effective January 1, 2002.

Total commission expense for the nine months ended September 30, 2002 was $7,630,246,an increase of 181.4% from September 30, 2001. The increase is primarily attributable to commission expense of $4,907,551 related to CFS, acquired effective January 1, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the third quarter ended September 30, 2002 were $530,671, an increase of 32.5% from September 30, 2001. The increase is primarily attributable to general and administrative expenses of $107,689 relating to CFS, acquired effective January 1, 2002, and an increase for Mutual Fund Services of $23,709.

Total general and administrative expenses for the nine months ended September 30, 2002 were $1,610,055, an increase of 29.8% from September 30, 2001. The increase is the net effect of general and administrative expenses of $298,420 relating to CFS, acquired effective January 1, 2002 and increased Mutual Funds services general and administrative expenses of $78,868 offset by a decrease in Internet Services general and administrative expenses of $41,055.

SALES COMMISSIONS AMORTIZED

Amortization of deferred sales commissions for the third quarter ended September 30, 2002 decreased 23.6% from September 30, 2001. Amortization of deferred sales commission for the nine months ended September 30, 2002 decreased 23.9% from September 30, 2001. Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. Effective January 1, 2001, the Company accelerated the amortization life to eight years from nine years which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and Ranson Managed Portfolios and coincides with conversion of Class B shares to Class A shares as previously stated.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 64.0% for the third quarter ended September 30, 2002 and 64.7% for the nine months ended September 30, 2002 compared to the same periods in 2001. The primary reason for the decrease was that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life. Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test. There were no impairment adjustments made during the quarter ended and nine months ended September 30, 2002.

OTHER INCOME (EXPENSES)

Interest and other income was 36.7% and 48.3% lower for the third quarter ended and nine months ended September 30, 2002 compared to the same period in 2001 due to reduced interest income earned on cash invested. Interest Expense was 0.8% and 6.0% lower for the third quarter ended and nine months ended
September 30, 2002 compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $187,125 during the nine month period September 30, 2002, a decrease of 65.3% from $539,496 during the nine month period ended September 30, 2001. A significant factor contributing to this variance is the ongoing commission accruals as a result of the CFS acquisition, effective January 1, 2002. The increase in receivables at September 30, 2002 in relation to the balance at December 31, 2001 negatively impacts cash flows from operations. Depreciation and amortization decreased 64.7% for the nine months ended September 30, 2002 from the same period in 2001.

Net cash used by investing activities for the nine months ended September 30, 2002 increased to $1,191,523 from $72,110 for the nine months ended September 30, 2001. The 2002 activity included remodeling of the second floor of the company's office building, investment in disaster recovery and other computer systems, and goodwill related to the acquisition of CFS.

Net cash used by financing activities during the nine months ended September 30, 2002 was $12,524. The major financing activities for the period were the purchase of 365,000 shares from the Company shareholders for $161,744, pursuant to a repurchase program approved by its Board of Directors, the maturity of $940,000 of debentures, the issuance o $511,000 of subordinated commercial notes, and a $650,040 short-term bank borrowing.

At September 30, 2002, the Company held $817,761 in cash and cash equivalents, as compared to $1,834,683 at December 31, 2001. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $1,843,343 at September 30, 2002 from $2,472,729 at December 31, 2001, primarily the result of the acquisition of CFS, effective January 1, 2002.

Although the Company has historically relied upon sales of its common stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and the issuance of long-term subordinated commercial notes, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management or financial services firms, repurchase shares of the Company's common stock, and service debt.

The principal need for cash during the current period was the maturity of $940,000 of debentures on September 1, 2002. This need was met by securing an interim bank loan agreement. This bank loan is being supplanted by the issuance of new long-term commercial notes. As of October 25, 2002, the Company had issued $511,000 in subordinated commercial notes.

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

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:       OTHER INFORMATION

On September 17, 2002, Richard Olson, President, Chief Operating Officer, and Director of the Company, died in an automobile accident. Robert Walstad, CEO, Chairman of the Board, and former President, has assumed Mr. Olson's duties on an interim basis. No additional director has been appointed to replace
Mr. Olson as a Director of the Company. There was, at the time of Mr. Olson's death, a Keyman insurance policy in effect to the benefit of the Company. The Company expects to receive $250,000 in insurance proceeds during the fourth quarter of 2002, however, this amount has not been included as a receivable as of September 30, 2002.

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

On July 11, 2002, the Company introduced an offering of subordinated commercial notes, strictly limited to bona fide North Dakota residents, with a maximum of $1,000,000. As of October 25, 2002, the Company had issued $511,000 in subordinated commercial notes.

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


     /s/ Robert E. Walstad                                 November 13, 2002
-----------------------------------
Robert E. Walstad                                          Date
CEO and Chairman of the Board
(CFO and CAO)

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
-------

99.1  CEO/CFO Certification of Periodic Financial Reports

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CEO/CFO CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certifies that this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of Integrity Mutual Funds, Inc.



Date:  November 13, 2002                             /s/ Robert E. Walstad
                                                -----------------------------
                                                Robert E. Walstad
                                                CEO and Chairman of the Board
                                               (Acting Chief Financial Officer)