Form 10KSB
period 2002-12-31
INTEGRITY MUTUAL FUNDS INC
filed 2003-03-17
CIK 944696

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2002
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                     Commission File No.:  0-25958

INTEGRITY MUTUAL FUNDS, INC.
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2002 were $14,980,949.

On February 28, 2003, there were 12,970,480 shares of the Registrant's common stock outstanding.

Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2003: $4,131,142.

Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2003 are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:    YES  _____    NO __X__

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

DEVELOPMENT OF BUSINESS

Integrity Mutual Funds, Inc. ("the Company") is a holding company engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of five (5) open-end investment companies including ND Tax-Free Fund, Inc.("ND Tax-Free Fund"), Montana Tax-Free Fund, Inc.("Montana Tax-Free Fund"), South Dakota Tax-Free Fund, Inc. ("South Dakota Tax-Free Fund"), Integrity Fund of Funds, Inc. ("Integrity Fund of Funds") and Integrity Small-Cap Fund of Funds, Inc. ("Integrity Small-Cap Fund of Funds"). Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund,
The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota. The Company also sells mutual funds and insurance products through two other wholly-owned subsidiaries, ARM Securities Corporation ("ARM Securities"), and Capital Financial Services, Inc. ("CFS"). The Company has also become involved as an internet provider with a majority ownership in Magic Internet Services, Inc. ("Magic Internet"). The Company continues to review acquisition opportunities in other industries involving management services and information processing.

As of December 31, 2002, total assets under management/service in the Funds was approximately $296.0 million, compared to approximately $318.3 million as of December 31, 2001 and approximately $336.9 million as of December 31, 2000.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987 as a North Dakota corporation by Robert E. Walstad, Chief Executive Officer of the Company. The Company's offices are at 1 North Main Street, Minot, North Dakota 58703. As of December 31, 2002, the Company had 42 full-time employees and 6 part-time employees, consisting of officers, investment management, securities distribution, shareholder services, data processing, law, accounting and clerical support staff.

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

On May 25, 2000, the Company acquired for cash, ARM Securities Corporation, a broker-dealer engaged primarily in the sale of mutual funds and insurance products. The broker-dealer supports approximately 40 registered representatives operating as independent contractors with 23 representatives in a single office in Fresno, CA and the remainder in scattered locations in Minnesota, Iowa and South Dakota.

On September 14, 2001, the Company acquired for common stock, North Dakota Investment Advisors, Inc., a registered investment advisor authorized to provide investment advisory services in the state of North Dakota for a fee. As a result of failure of certain conditions of the purchase agreement, on June 24, 2002, the Company rescinded the purchase dated September 14, 2001, and obtained return and cancellation of the Company's common shares.

On January 15, 2002, the Company acquired for cash, common stock subject to a put option, stock options, and convertible debentures, all the assets of Capital Financial Services, Inc., a full-service brokerage firm based in Madison, Wisconsin. The broker-dealer specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 90 investment representatives and investment advisors.

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

ND Money  Management, Inc.

ND Money Management, Inc. ("ND Money Management") is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act"). ND Money Management provides investment advisory services under investment advisory agreements with ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, Integrity Fund of Funds, and Integrity Small-Cap Fund of Funds. As of December 31, 2002, ND Money Management managed approximately $120.4 million, representing approximately 41% of the Company's total assets under management/service.

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

Ranson Capital Corporation

Ranson Capital Corporation ("Ranson") is registered with the SEC as an investment advisor and a broker-dealer. It is also a member of the NASD. Ranson provides investment advisory services to the Ranson Managed Portfolios under an investment advisory agreement. As of December 31, 2002, Ranson managed approximately $175.6 million in assets, representing approximately 59% of the Company's total assets under management/service. Ranson also serves as principal underwriter for the Ranson Managed Portfolios and earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Ranson Managed Portfolios and the underwriter's portion of FESLs in connection with sales of shares of the Ranson Managed Portfolios effected by other broker-dealers.

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

Magic Internet Services, Inc.

Magic Internet Services, Inc. ("Magic Internet") operates as an internet service provider offering service primarily to individuals and businesses in the local calling area. Magic Internet provides subscribers with full support including servicing hardware and technical support for software problems. Magic Internet also provides DSL, wireless, satellite, national dial-up, and website building and hosting services.

ARM Securities Corporation

ARM Securities Corporation ("ARM Securities") is registered with the SEC as a broker-dealer and is registered with the NASD. Acquired from ARM Financial Group, Inc., a Louisville, Kentucky corporation in May of 2000, the broker-dealer offers mutual funds and insurance products to the public through approximately 40 registered representatives. ARM Securities earns commission revenue in connection with sales of these products and also 12b-1 fees paid by the distributors of these products.

Integrity Investment Advisors, Inc.

Integrity Investment Advisors, Inc. ("Integrity Investment Advisors") is registered with the SEC and the state of North Dakota as a registered investment advisor. Acquired in September of 2001, Integrity Investment Advisors is authorized to provide investment advisory services to individuals or other entities. The registered investment advisor earns fee revenue in connection with providing these services. As a result of failure of certain conditions of the purchase agreement, on June 24, 2002, the Company rescinded the purchase dated September 14, 2001, and obtained return and cancellation of the Company's common shares.

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

Either party may terminate the investment advisory agreement without penalty after specified written notice. Each investment advisory agreement also automatically terminates in the event of its "assignment" as defined in the Advisers Act. The termination of one or more investment advisory agreements between ND Money Management or Ranson and the Funds would have a material adverse impact on the Company. To date, no such investment advisory agreements have been terminated. Investment advisory fees constituted 12% of the Company's consolidated revenues in 2002.

Transfer Agency, Dividend Disbursement and Administrative Services

Transfer agency, dividend disbursement and other shareholder administrative services are provided to the Funds and other clients by ND Resources. ND Resources receives fees from the Funds and others for providing such services. As of December 31, 2002 such fees ranged from 0.09% to 0.16% per annum of assets under management/service, depending on the size of the Fund. In addition, ND Resources provides accounting services to the Funds for which it charges a base fee and an asset based charge ranging from 0.01% to 0.05% per annum of assets under management/service depending on the size of the Fund. Transfer agency, dividend disbursement, and administrative services fees constituted 5% of the Company's consolidated revenues in 2002.

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

Each of the Funds (other than Kansas Insured Intermediate Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which ND Capital or Ranson (as applicable) earns Rule 12b-1 fees in connection with its distribution of Fund shares. Rule 12b-1 fees are .25% per annum of the Fund's average net assets (with respect to the applicable Ranson Managed Portfolios), and .75% per annum of the Fund's average net assets (with respect to ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund and Integrity Small-Cap Fund of Funds). ND Capital and Ranson (as applicable) currently pay other broker-dealers 12b-1 shareholder servicing fees of between .10% and .20% per annum on shareholder accounts of such broker-dealers. ND Capital retains Rule 12b-1 fees in excess of such amounts.

The 12b-1 Plans are established for an initial term of one year. Thereafter, they must be approved annually by the Board of Directors or trustees, including a majority of the disinterested directors or trustees of each Fund. Each Plan is subject to termination at any time by a majority of the Fund's disinterested directors or trustees or by the Fund's shareholders.

FESL, CDSC and Rule 12b-1 plan revenues constituted 9% of the Company's consolidated revenues in 2002.

Brokerage Commissions

ARM Securities and CFS's primary source of revenue is commission revenue in connection with sales of shares of mutual funds and insurance products.

ND Capital and Ranson also earn commission revenue in connection with sales of shares of outside mutual funds and when acting as a broker in effecting other securities transactions. Commission revenues constituted 71% of the Company's consolidated revenues in 2002.

Internet Revenues

Magic Internet operates as an internet service provider offering service primarily to individuals and businesses in the local calling area. Magic Internet provides subscribers with full support including servicing hardware and technical support for software problems. Magic Internet also provides DSL, wireless, satellite, national dial-up, and website building and hosting services. Internet revenues constituted 4% of the Company's consolidated revenues in 2002.

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

On April 12, 2002, an Offer of Settlement previously submitted by ND Money Management, Inc. and Ranson Capital Corporation, wholly owned investment advisor subsidiaries of the Company, together with Robert Walstad and Monte Avery (the "Respondents") with respect to pending SEC issues arising from a routine 1997 SEC books and records audit, was accepted by the SEC. Pursuant to the terms of the order issued by the SEC in accordance with the settlement, without admitting or denying liability, the Respondents agreed to pay civil money penalties totaling $40,000, to accept censure, to cease and desist from any current or future violations of certain provisions of the Advisors Act and the Investment Company Act, and undertake remedial practices, including the retaining of an independent consultant to provide a review and recommendations regarding the Respondent's regulatory compliance procedures.

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

ITEM 2    DESCRIPTION OF PROPERTY

The Company operates all of its business, except ARM Securities, out of its location at 1 North Main, Minot, North Dakota in which it occupies approximately 14,200 square feet of office space in a 28,000 square foot building with an adjacent 100'x140' parking lot. The Company had leased the office space until December 31, 1998 when it purchased the office building for $700,000. As of December 31, 2002 the Company owed $461,311 on the 3 year loan. The Company also leases two locations, 1,110 square feet at One South Minnesota, New Ulm, Minnesota and 5,292 square feet at 1550 East Shaw Avenue, Suite 120, Fresno, California for the ARM Securities broker-dealer operations.


ITEM 3    LEGAL PROCEEDINGS

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

                               PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information About the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol IMFD. The Company's stock began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) forward stock split of the issued and outstanding common stock of the Company which took effect on July 1, 2002. The forward stock split increased the number of issued and outstanding shares of common stock of the Company as of July 1, 2002 from approximately 6,700,000 to approximately 13,400,000. Except for changes in the number of shares of stock issued and outstanding, the rights and privileges of holders of shares of common stock remain the same, both before and after the forward stock split. Commencing on July 1, 2002, each currently outstanding common stock certificate was deemed for all corporate purposes to evidence ownership of the increased number of shares resulting from the forward stock split. New stock certificates reflecting the number of shares resulting from the stock split will be issued only as currently outstanding certificates are transferred or upon request of individual shareholders. On December 31, 2002, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.25 per share. At February 14, 2003, there were approximately 736 shareholders of record.
The Company estimates that there are approximately 340 beneficial shareholders whose shares are held in street name and 396 registered shareholders.


The following table sets forth the high and low bid prices for the Company's Common Stock provided by The NASDAQ Stock Market, Inc.

                                             2002                  2001
                                          Fiscal Year          Fiscal Year
                                      -------------------------------------
        Quarter                         High       Low        High       Low
        ---------------------------------------------------------------------
        First Quarter                    .460      .350        .594      .328
        Second Quarter                   .445      .310        .465      .313
        Third Quarter                    .450      .270        .460      .385
        Fourth Quarter                   .330      .250        .480      .350

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

GENERAL

Integrity Mutual Funds, Inc. derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds and others. ARM Securities and CFS provide another substantial portion of revenue through sales of mutual fund, variable insurance products and fixed insurance products. The majority of the Company's assets under management consist of single-state municipal bond funds for the states of North Dakota, South Dakota, Montana, Kansas, Nebraska, and Oklahoma.

Integrity Mutual Funds, Inc. is a holding company which operates in three business segments, 1) as an investment advisor, distributor and provider of administrative service to sponsored and non-proprietary mutual funds, 2) as an internet service provider for Minot and surrounding areas and 3) as a broker-dealer. Refer to Segment Information in Note 11 of the Audited Statements.

ASSETS UNDER MANAGEMENT/SERVICE
By Investment Objective
In Millions

As of December 31,                           2002      2001      2000
----------------------------------------------------------------------

FIXED-INCOME
Tax-Free                                   $ 286.7   $ 303.0   $ 301.0
Taxable (Corporate/Government)                 0.0       0.0       0.0
----------------------------------------------------------------------

TOTAL FIXED-INCOME                         $ 286.7   $ 303.0   $ 301.0
----------------------------------------------------------------------

EQUITY
Fund of Funds                              $   9.3   $  15.3   $  19.6
----------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS               $ 296.0   $ 318.3   $ 320.6
----------------------------------------------------------------------
Investors Research Fund                    $   0.0   $   0.0   $  16.3
----------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE      $ 296.0   $ 318.3   $ 336.9
======================================================================


A substantial portion of the Company's revenues depend upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares and investment performance, which may depend on general market conditions. Assets under the Company's management/service decreased by $22.3 million (7.0%) in 2002 and decreased by $18.6 million (5.5%) in 2001. Fixed income assets decreased by 5.4% in 2002 compared to the 2001 increase of 0.7%. Fixed income assets account for 96.9% of the total assets under management/ service in 2002 and 95.2% in 2001. Equity assets decreased by 39.2% in 2002 compared to the 2001 decrease of 21.9%. Equity assets account for 3.1% of total assets under management/service in 2002 and 4.8% in 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Consolidated Statements of Operations of Integrity Mutual Funds, Inc. and the percentage change in those amounts from period to period.

      Variance  Variance
                                                                                         2002 to   2001 to
                                          2002              2001               2000        2001      2000
                                     ----------------------------------------------------------------------
OPERATING REVENUES
   Fee income                        $ 3,065,042        $ 2,970,581        $ 3,144,428       3.2 %     (5.5)%
   Commissions                        11,378,619          4,554,559          3,515,600     149.8 %     29.6 %
   Internet revenues                     537,288            642,584            668,980     (16.4)%     (3.9)%
                                     ----------------------------------------------------------------------
        Total revenue                $14,980,949        $ 8,167,724        $ 7,329,008      83.4 %     11.4 %
                                     ----------------------------------------------------------------------

OPERATING EXPENSES
   Compensation and benefits         $ 1,900,273        $ 1,833,715        $ 1,464,483       3.6 %     25.2 %
   Commission expense                  9,975,465          3,583,310          2,796,545     178.4 %     28.1 %
   General and administration          2,065,218          1,751,487          1,592,669      17.9 %     10.0 %
   Sales commissions amortized           490,206            613,738            587,740     (20.1)%      4.4 %
   Depreciation and amortization         202,584            578,534            601,824     (65.0)%     (3.9)%
                                     ----------------------------------------------------------------------
        Total operating expenses     $14,633,746        $ 8,360,784        $ 7,043,261      75.0 %     18.7 %
                                     ----------------------------------------------------------------------

OPERATING INCOME (LOSS)              $   347,203        $  (193,060)       $   285,747     279.8 %   (167.6)%
                                     ----------------------------------------------------------------------

OTHER INCOME (EXPENSES)
   Interest and other income         $   377,739        $   164,641        $   206,888     129.4 %    (20.4)%
   Interest expense                     (303,139)          (317,924)          (251,068)     (4.7)%     26.6 %
                                     ----------------------------------------------------------------------
         Net other income (expenses) $    74,600        $  (153,283)       $   (44,180)    148.7 %   (247.0)%
                                     ----------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
TAX BENEFIT (EXPENSE)                $   421,803        $  (346,343)       $   241,567     221.8 %   (243.4)%

INCOME TAX BENEFIT (EXPENSE)             (61,999)            20,148           (232,830)   (407.7)%    108.7 %
                                     ----------------------------------------------------------------------

NET INCOME (LOSS) BEFORE MINORITY
INTEREST                             $   359,804        $  (326,195)       $     8,737     210.3 % (3,833.5)%

MINORITY INTEREST, NET OF TAX             38,507             26,367             31,667      46.0 %    (16.7)%
                                     ----------------------------------------------------------------------

NET INCOME (LOSS) AFTER MINORITY
INTEREST                             $   398,311        $  (299,828)        $    40,404    232.8 %   (842.1)%
                                     ======================================================================
Earnings (Loss) per share                    .03               (.02)                .00

OPERATING REVENUES

Total operating revenues for 2002 were $15.0 million, an increase of 83.4% from $8.2 million for 2001. The increase in commission revenues is primarily attributable to revenues of $6,968,953 relating to CFS, acquired effective January 1, 2002.

Total operating revenues for 2001 were $8.2 million, an increase of 11.4% from $7.3 million for 2000. The increase in commission revenues is primarily attributable to a full year of commissions in 2001 from ARM Securities, which was acquired effective May 1, 2000.

Fee income for 2002 was $3.1 million, a 3.2% increase from $3.0 million for 2001. The increase in fee income is due to fee income of $208,884 related to CFS, acquired effective January 1, 2002, offset by a decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued another class of shares, Class A shares with FESLs. These shares are subject to a maximum front-end sales load of 4.25% scaled down to .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge. This trend will continue as more Class B shares are converted to Class A shares. Fee income for 2001 was $3.0 million, a 5.5% decrease from $3.1 million for 2000.

Commission income includes ARM Securities and CFS commissions and 12b-1 fees associated with the sale of mutual funds and insurance products, ND Capital and Ranson underwriting fees associated with sales of the FESL funds, commissions earned by registered representatives of ND Capital, and commissions earned by ND Capital acting as agent to the Funds for the purchase of certain investment securities. Commission income for December 31, 2002 was $11.4 million, a 149.8% increase over the $4.6 million for 2001. The primary reason for the increase was $6,968,953 in commission revenues relating to CFS, acquired effective January 1, 2002. 2001 commission income was a 29.6% increase over 2000 due to a full year of commissions earned in 2001 by ARM Securities, acquired in May of 2000.

Internet revenues decreased 16.4% for 2002 compared to 2001 due to a decreased customer base. Revenues decreased 3.9% for 2001 compared to 2000. On
October 1, 1999, the Company formed a corporation called Magic Internet Services, Inc. At the same time, the newly formed subsidiary of the Company acquired all the assets of Magic Internet Services (a North Dakota partnership). The corporation provides internet services to several businesses as well as the general public for a fee. The acquisition of Magic Internet allows for additional revenues, provides another source for internet service in case of disruption of service (redundancy), assists in providing information over the internet and provides a potential new delivery system of mutual fund shares.

OPERATING EXPENSES

Total operating expenses increased 75.0% for 2002 compared to 2001. Total operating expenses increased 18.7% for 2001 compared to 2000. The variances relate to several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits increased 3.6% in 2002 compared to 2001. The increase in 2002 is primarily attributable to budgeted compensation and benefit increases.

Compensation and benefits increased 25.2% in 2001 compared to 2000. Compensation and benefits related to ARM Securities made up 59.0% of the increase, due primarily to a full year of expenses recorded in 2001. The balance of the compensation and benefits increase relates to budgeted compensation and benefit increases, and the recruitment of two key employees to grow ARM Securities.

Commission expense for December 31, 2002 was a 178.4% increase over 2001. Commission expense for December 31, 2001 was a 28.1% increase over 2000. The commission expense increases for 2002 and 2001 are directly related to the increases in commission income.

General and administrative expense for 2002 increased 17.9% over 2001. The increase is due primarily to general and administrative expense relating to CFS, acquired effective January 1, 2002. Total general and administrative expenses for 2001 increased 10.0% compared to 2000. This increase is due primarily to a full year of expenses recorded for 2001 for ARM Securities, which was acquired in May of 2000.

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. Effective January 1, 2001, the Company accelerated the amortization life to eight years from nine years which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and Ranson Managed Portfolios and coincides with conversion of Class B shares to Class A shares as previously stated. Contingent deferred sales charges ("CDSC") received by the Company are recorded as a reduction of unamortized deferred sales commissions. Amortization of deferred sales commissions decreased 20.1% in 2002 and increased 4.4% in 2001.

Depreciation and amortization decreased 65.0% in 2002 and decreased 3.9% in 2001. The primary reason for the decrease in 2002 is that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful lives. Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test. The 2001 decrease is the result of assets becoming fully depreciated in 2000 and 2001.

For the year ended December 31, 2002, the Company obtained an independent summary valuation analysis of the fair market value of its three reporting business lines (mutual fund services, broker-dealer services, and internet services). The objective of the valuation analysis was to evaluate the accounting value of the goodwill for each business line versus the estimated fair market value of that goodwill as required by SFAS 142. Based on the independent valuation estimate, management believes that the net realizable value of each of its three reporting business lines substantially exceeds the carrying (book) value of the respective business lines and therefore, no impairment adjustments were made during the quarter ended and year ended December 31, 2002.

OTHER INCOME (EXPENSES)

2002 interest and other income increased 129.4% over 2001, the net effect of $250,000 in Keyman insurance proceeds recorded in 2002, offset by decreased interest income earned on cash invested.

2001 interest and other income decreased 20.4% from 2000 due to decreased interest income earned on cash invested.

Interest expense for 2002 is a 4.7% decrease from 2001 due to the maturity of the Company's outstanding debentures in September of 2002 as well as a partial redemption of subordinate debentures in June of 2002.

Interest expense for 2001 is a 26.6% increase over 2000 due to interest owed on subordinate debentures sold July 2000 through April 2001.

INCOME TAX (EXPENSE) BENEFIT

Effective for 2001, the Company is amortizing deferred sales commissions over five years for income tax purposes. Previously, the Company was expensing deferred sales commissions as incurred. The Company will continue to capitalize and amortize the commissions for financial reporting purposes over eight years (exception Integrity Fund of Funds, which are expensed). The effects of the change will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities may result from these timing differences.

FINANCIAL CONDITION

On December 31, 2002, the Company's assets aggregated $12.7 million, an increase of 13.2% from $11.2 million in 2001, due to an increase in accounts receivable and goodwill offset by a decrease in cash and cash equivalents, securities available-for-sale, prepaids, and property and equipment. Stockholders equity increased to $7.0 million on December 31, 2002 compared to $6.9 million on December 31, 2001, primarily the result of the net income of $398,311, offset by the repurchase of $161,744 of the company stock through a stock buyback program, and the rescinded purchase of Integrity Investment Advisors, Inc.

Cash provided by operating activities was $422,311 in 2002, a 31.9% decrease from $620,361 in 2001. During the year ended December 31, 2002, the Company used net cash of $1,207,140 for investing activities. $1,117,711 was related to the purchases of CFS, $13,763 for the remodeling of the second floor of the building for additional office space, and $74,607 for the purchase of computer system equipment. Net cash flow used by financing activities during the year was $42,235, the net effect of $561,000 in proceeds received from a subordinated commercial note offering and $650,040 in proceeds received from a short-term bank borrowing, offset by $107,512 for repayment of debt, $50,000 for a partial redemption of subordinate debentures, $940,000 for the maturity of debentures, and $161,744 for the net purchase of the Company's common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its common stock from time to time in the open market.

On December 31, 2001, the Company's assets aggregated $11.2 million, a decrease of 12.1% from $12.8 million in 2000, due to a decrease in cash and cash equivalents, securities available-for-sale, accounts receivable, and property and equipment. Stockholders equity decreased to $6.9 million on December 31, 2001 compared to $8.4 million on December 31, 2000, primarily the result of the net loss of $299,828, the purchase of $999,934 of the company stock through a tender offer purchase, and the repurchase of $221,472 of the company stock through a stock buyback program.

Cash provided by operating activities was $620,361 in 2001, an 47.9% decrease from $1,189,867 in 2000. During the year ended December 31, 2001, the Company used net cash of $114,063 for investing activities. $9,315 was related to the purchase of ARM Securities and Integrity Investment Advisors, $50,554 for the remodeling of the second floor of the building for additional office space, and $74,947 for the purchase of equipment, offset by cash received for the redemption of an investment in Class A shares of the Montana Tax-Free Fund. Net cash flow used by financing activities during the year was $1,271,772, the net effect of $120,000 in proceeds received from a subordinated debenture offering, offset by $81,296 for repayment of debt, $97,093 net cash loaned to the ESOP, and $1,251,997 for the net purchase of the Company's common stock, pursuant to a program approved by its Board of Directors in November 1997 to repurchase up to $2,000,000 of its common stock from time to time in the open market and also through a tender offer purchase.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2002, the Company's liquid assets totaled $1,117,075, including $1,007,619 of cash and cash equivalents, as compared to $1,963,239 of which $1,834,683 represented cash and cash equivalents, on December 31, 2001. On January 15, 2002 the Company paid out $1,140,000 to purchase CFS, pursuant to the purchase agreement.

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

On September 1, 2002, $940,000 of debentures matured. This need for cash was met by securing an interim bank loan agreement. This bank loan is being supplanted by the issuance of new long-term subordinated commercial notes. As of February 28, 2003, the Company had issued $561,000 in subordinated commercial notes.

OTHER INFORMATION

On September 17, 2002, Richard Olson, President, Chief Operating Officer, and Director of the Company, died in an automobile accident. Robert Walstad, CEO, Chairman of the Board, and former President, has reassumed Mr. Olson's duties on an interim basis. No additional director has been appointed to replace Mr. Olson as Director of the Company. There was, at the time of Mr. Olson's death, a Keyman insurance policy in effect to the benefit of the Company. The Company received $250,000 in insurance proceeds in early 2003. This amount has been included in other income in the 2002 financial statements.

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

ITEM 7    FINANCIAL STATEMENTS










            INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

                          MINOT, NORTH DAKOTA











                  CONSOLIDATED FINANCIAL STATEMENTS

                                AS OF

                  DECEMBER 31, 2002, 2001 AND 2000

                                 AND

                    INDEPENDENT AUDITOR'S REPORT

           INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                         TABLE OF CONTENTS



                                                                        Pages

INDEPENDENT AUDITOR'S REPORT                                              1


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                            2-3

  Consolidated Statements of Operations                                   4

  Consolidated Statements of Stockholders' Equity                         5

  Consolidated Statements of Cash Flows                                  6-7

  Notes to Consolidated Financial Statements                             8-22


ADDITIONAL INFORMATION

  Independent Auditor's Report on Additional Information                 24

  Selected Financial Data                                                25

  Quarterly Results of Consolidated Operations (Unaudited)               26

                        INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Directors of
Integrity Mutual Funds, Inc. and Subsidiaries
Minot, North Dakota 58701

We have audited the accompanying consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries (a North Dakota Corporation) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.




BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota   USA

February 21, 2003

          INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2002 AND 2001


                                       ASSETS

                                                            2002            2001
                                                            ----            ----
CURRENT ASSETS
  Cash and cash equivalents                           $   1,007,619   $   1,834,683
  Cash segregated for the exclusive
    benefit of customers                                    319,275         298,536
  Securities available-for-sale                             109,456         128,556
  Accounts receivable                                     1,111,989         509,490
  Prepaids                                                   90,604         111,678
                                                      -------------   -------------
  Total current assets                                $   2,638,943   $   2,882,943
                                                      -------------   -------------
PROPERTY AND EQUIPMENT                                $   2,134,719   $   2,049,236
  Less accumulated depreciation                            (730,093)       (607,597)
                                                      -------------   -------------
  Net property and equipment                          $   1,404,626   $   1,441,639
                                                      -------------   -------------
OTHER ASSETS
  Deferred sales commissions                          $   1,159,165   $   1,459,536
  Covenant not to compete (net of accumulated
    amortization of $177,125 for 2002 and
    of $122,624 for 2001)                                    40,875          95,376
  Goodwill                                                7,234,317       5,177,072
  Other Assets (net of accumulated amortization
    of $89,749 for 2002 and $64,382 for 2001)               215,983         158,226
                                                      -------------   -------------
  Total other assets                                  $   8,650,340   $   6,890,210
                                                      -------------   -------------
TOTAL ASSETS                                          $  12,693,909   $  11,214,792
                                                      =============   =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                2002            2001
                                                ----            ----
CURRENT LIABILITIES
  Service fees payable                    $      77,723   $      89,525
  Accounts payable                               26,499          65,836
  Other current liabilities                   1,131,440         464,756
  Short-term borrowings                         555,592               0
  Deferred tax liability                        170,000         273,434
  Current portion of long-term debt              17,298         952,773
                                          -------------   -------------
  Total current liabilities               $   1,978,552   $   1,846,324
                                          -------------   -------------
LONG-TERM LIABILITIES
  Note payable                            $     461,311   $     474,375
  Subordinate debentures                        595,000         645,000
  Debentures                                          0         940,000
  Corporate notes                               962,000         962,000
  Subordinate commercial notes                  561,000               0
  Other long-term liabilities                   250,000               0
  Less current portion shown above              (17,298)       (952,773)
                                          -------------   -------------
  Total long-term liabilities             $   2,812,013   $   2,068,602
                                          -------------   -------------
TOTAL LIABILITIES                         $   4,790,565   $   3,914,926
                                          -------------   -------------
MINORITY INTEREST IN SUBSIDIARY           $     355,371   $     411,029
                                          -------------   -------------
TEMPORARY CAPITAL - 1,000,000 shares
  of common stock, $.0001 par value;
  put option price of $.50 per share;
  see Note 5                              $     500,000   $           0
                                          -------------   -------------
STOCKHOLDERS' EQUITY
  Common stock - 1,000,000,000 shares
    authorized, $.0001 par value;
    12,470,480 and 12,924,480 shares
    issued and outstanding, respectively,
    after the 2:1 forward stock split
    effective July 1, 2002                $   8,361,529   $   8,588,793
  Receivable - unearned ESOP shares             (88,845)        (97,093)
  Accumulated deficit                        (1,198,551)     (1,596,862)
  Accumulated other comprehensive
    income (loss)                               (26,160)         (6,001)
                                          -------------   -------------
  Total stockholders' equity              $   7,047,973   $   6,888,837
                                          -------------   -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $  12,693,909   $  11,214,792
                                          =============   =============




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
            CONSOLIDATED FINANCIAL STATEMENTS

                    INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                       2002            2001            2000
                                                       ----            ----            ----
REVENUES
  Fee income                                     $   3,065,042   $   2,970,581   $   3,144,428
  Commissions                                       11,378,619       4,554,559       3,515,600
  Internet revenues                                    537,288         642,584         668,980
                                                 -------------   -------------   -------------
  Total revenue                                  $  14,980,949   $   8,167,724   $   7,329,008
                                                 -------------   -------------   -------------
OPERATING EXPENSES
  Compensation and benefits                      $   1,900,273   $   1,833,715   $   1,464,483
  General and administrative expenses                2,065,218       1,751,487       1,592,669
  Commission expense                                 9,975,465       3,583,310       2,796,545
  Sales commissions amortized                          490,206         613,738         587,740
  Depreciation and amortization                        202,584         578,534         601,824
                                                 -------------   -------------   -------------
  Total operating expenses                       $  14,633,746   $   8,360,784   $   7,043,261
                                                 -------------   -------------   -------------
OPERATING INCOME (LOSS)                          $     347,203   $    (193,060)  $     285,747
                                                 -------------   -------------   -------------
OTHER INCOME (EXPENSES)
  Interest and other income                      $     377,739   $     164,641   $     206,888
  Interest expense                                    (303,139)       (317,924)       (251,068)
                                                 -------------   -------------   -------------
  Net other income (expenses)                    $      74,600   $    (153,283)  $     (44,180)
                                                 -------------   -------------   -------------
INCOME (LOSS) BEFORE INCOME
  TAX BENEFIT (EXPENSE)                          $     421,803   $    (346,343)  $     241,567

INCOME TAX BENEFIT (EXPENSE)                           (61,999)         20,148        (232,830)
                                                 -------------   -------------   -------------
INCOME (LOSS) BEFORE MINORITY
  INTEREST                                       $     359,804   $    (326,195)  $       8,737

Minority interest, net of income taxes                  38,507          26,367          31,667
                                                 -------------   -------------   -------------
NET INCOME (LOSS) AFTER
  MINORITY INTEREST                              $     398,311   $    (299,828)  $      40,404
                                                 =============   =============   =============
EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                          $         .03   $        (.02)  $         .00
  Diluted                                        $         .03   $        (.02)  $         .00

SHARES USED IN COMPUTING
  EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                             13,919,746      12,938,050      15,014,290
  Diluted                                           14,503,079      12,938,050      15,014,290



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
             CONSOLIDATED FINANCIAL STATEMENTS

                             INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                    Accumulated
                                    Number of       Common          From                               Other
                                     Common         Stock       Accumulated            ESOP        Comprehensive
                                     Shares         Amount         Deficit          Receivable         Income         Total
                                     ------         ------         -------          ----------         ------         -----
BALANCE
  JANUARY 1, 2000                   15,230,374   $  9,858,309   $ (1,337,438)   $     (100,890)   $          0   $ 8,419,981

  Net income (loss)                          0              0         40,404                 0               0        40,404
  Change in unrealized gain
    (loss) on securities
    available-for-sale                       0              0              0                 0         (10,468)      (10,468)
                                                                                                                 -----------
  Comprehensive income (loss)                                                                                    $    29,936
                                                                                                                 -----------
  Purchase of common stock            (341,000)      (141,353)             0                 0               0      (141,353)
  Receivable - unearned
    ESOP shares                              0              0              0           100,890               0       100,890
                                    ----------   ------------   ------------   ---------------   -------------   -----------
BALANCE,
  DECEMBER 31, 2000                 14,889,374   $  9,716,956   $ (1,297,034)  $             0   $     (10,468)  $ 8,409,454

  Net income (loss)                          0              0       (299,828)                0               0      (299,828)
  Change in unrealized gain
    (loss) on securities
    available-for-sale                       0              0              0                 0           4,467         4,467
                                                                                                                 -----------
  Comprehensive income (loss)                                                                                    $  (295,361)
                                                                                                                 -----------
  Common stock issued                  200,000        123,834              0                 0               0       123,834
  Purchase of common stock          (2,164,894)    (1,251,997)             0                 0               0    (1,251,997)
  Receivable - unearned
    ESOP shares                              0              0              0          (100,000)              0      (100,000)
  Repayments from ESOP                       0              0              0             2,907               0         2,907
                                    ----------   ------------   ------------   ---------------   -------------   -----------
BALANCE,
  DECEMBER 31, 2001                 12,924,480   $  8,588,793   $ (1,596,862)  $       (97,093)  $      (6,001)  $ 6,888,837

  Net income (loss)                          0              0        398,311                 0               0       398,311
                                                                                                                 -----------
  Change in unrealized gain
    (loss) on securities
    available-for-sale                       0              0              0                 0         (20,159)      (20,159)
                                                                                                                 -----------
  Comprehensive income (loss)                                                                                    $   378,152

  Purchase of common stock            (454,000)      (227,264)             0                 0               0      (227,264)
  Repayments from ESOP                       0              0              0             8,248               0         8,248
                                    ----------   ------------   ------------   ---------------   -------------   -----------
BALANCE,
 DECEMBER 31, 2002                  12,470,480   $  8,361,529   $ (1,198,551)  $       (88,845)  $     (26,160)  $ 7,047,973
                                    ==========   ============   ============   ===============   =============   ===========




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
            CONSOLIDATED FINANCIAL STATEMENTS


PAGE                               5

                             INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                    2002            2001            2000
                                                                    ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $     398,311   $    (299,828)  $      40,404
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                                  202,464         578,534         601,824
     Sales commissions amortized/charged off                        487,971         613,738         587,740
     Consulting expense                                                   0          28,270               0
     Minority interest                                              (55,657)        (26,367)        (31,667)
     Loss on sale of assets                                               0             (28)              0
  Effects on operating cash flows due to changes in:
     Cash segregated for customers                                  (20,739)        (82,966)       (215,570)
     Accounts receivable                                           (602,499)         75,332        (234,556)
     Prepaids                                                        21,074         (39,210)        (26,342)
     Deferred sales commissions capitalized,
      net of CDSC collected                                        (187,600)       (185,589)         25,192
     Deferred tax                                                  (103,434)        (45,148)        232,830
     Other assets                                                   (83,124)        (16,227)        (17,127)
     Service fees payable                                           (11,802)          2,439         (18,861)
     Accounts payable                                               (39,337)         29,461         (11,546)
     Other liabilities                                              416,683         (12,050)        257,546
                                                              -------------   -------------   -------------
  Net cash provided by operating activities                   $     422,311   $     620,361   $   1,189,867
                                                              -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          $     (88,370)  $    (125,501)  $    (365,425)
  Purchase of available-for-sale securities                          (1,059)         (1,730)        (55,310)
  Proceeds from sale of
    available-for-sale securities                                         0          22,483               0
  Purchase of goodwill                                           (1,117,711)         (9,315)       (364,761)
                                                              -------------   -------------   -------------
  Net cash used by investing activities                       $  (1,207,140)  $    (114,063)  $    (785,496)
                                                              -------------   -------------   -------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                              2002             2001            2000
                                                              ----             ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of short-term borrowing                    $      (94,448)  $            0   $    (200,000)
  Redemption of common stock                                 (164,011)      (1,251,997)       (141,355)
  Issuance of common stock                                          0           38,614               0
  Issuance of subordinate debentures                                0          120,000         525,000
  Issuance of subordinate commercial notes                    561,000                0               0
  Short-term borrowing                                        650,040                0               0
  Reduction of notes payable                                  (13,064)         (81,296)        (13,488)
  Redemption of subordinate debentures                        (50,000)               0               0
  Redemption of debentures                                   (940,000)               0         (10,000)
  ESOP loan                                                         0         (100,000)              0
  Repayments from ESOP                                          8,248            2,907         100,890
                                                       --------------   --------------   -------------
  Net cash provided (used) by financing
    activities                                         $      (42,235)  $   (1,271,772)  $     261,047
                                                       --------------   --------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          $     (827,064)  $     (765,474)  $     665,418

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                      1,834,683        2,600,157       1,934,739
                                                       --------------   --------------   -------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                       $    1,007,619   $    1,834,683   $   2,600,157
                                                       ==============   ==============   =============
SUPPLEMENTARY DISCLOSURE OF
 CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                           $      328,423   $      307,534   $     217,273


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain (loss) on
    securities available-for-sale                      $      (20,159)  $        4,467   $     (10,468)
  Purchase of goodwill with common stock               $            0   $       56,950   $           0
  Purchase of goodwill with temporary capital          $      500,000   $            0   $           0
  Purchase of goodwill with long-term liability        $      250,000   $            0   $           0
  Purchase of goodwill with short-term liability       $      250,000   $            0   $           0
  Shares exchanged for services                        $            0   $       28,270   $           0
  Reduction of notes payable                           $            0   $        4,988   $      38,899
  Reduction in other assets                            $      (63,254)  $            0   $           0
  Reduction in common stock                            $      (63,254)  $            0   $           0




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
               CONSOLIDATED FINANCIAL STATEMENTS

                    INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 -  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

          The nature of operations and significant accounting policies of Integrity Mutual Funds, Inc. and Subsidiaries are presented to assist in understanding the Company's consolidated financial statements.

          NATURE OF OPERATIONS - Integrity Mutual Funds, Inc. and Subsidiaries (the "Company," formerly known as ND Holdings, Inc.) was established in September 1987 as a North Dakota corporation. The Company derives its revenue primarily from investment advisory, asset management, underwriting, and transfer agent services to sponsored mutual funds, and commissions earned as distributor for various mutual funds and insurance products. Headquartered in Minot, North Dakota, the Company is marketing its services throughout the Midwestern United States and California. On May 31, 2002, the shareholders of the Company approved a change in the Company name from ND Holdings, Inc. to Integrity Mutual Funds, Inc.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Integrity Mutual Funds, Inc. and its wholly-owned subsidiaries, ND Money Management, Inc., ND Capital, Inc., ND Resources, Inc., Ranson Capital Corporation, ARM Securities Corporation, Capital Financial Services, Inc., and its majority owned subsidiary Magic Internet Services, Inc. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

          REVENUE RECOGNITION - Investment advisory fees, transfer agent fees and service fees are recorded as revenues as the related services are provided by the Company to sponsored mutual funds. Commission income and the related clearing expenses are recorded on a trade-date basis as securities transactions occur. Internet fees are recorded as revenues as the related services are provided.

          CASH AND CASH EQUIVALENTS - The Company's policy is to record all liquid investments with original maturities of three months or less as cash equivalents. Liquid investments with maturities greater than three months are recorded as investments.

          INVESTMENTS - Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. Available-for-sale securities consist of investments in the Company's sponsored mutual funds and are recorded at fair value, with the change in fair value recorded as a component of other comprehensive income in the equity section of the balance sheet. Cost of securities sold is recognized using the specific identification method.

          PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

                     Equipment              5-7 years
                     Building                40 years

          DEFERRED SALES COMMISSIONS - Sales commissions paid to brokers and dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge(B shares), are capitalized and amortized on a straight line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred. The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue. Effective January 1, 2001 the Company is amortizing sales commissions over 5 years for tax purposes.

          ADVERTISING - Costs of advertising and promotion of sponsored mutual funds are expensed as incurred.

          EARNINGS PER COMMON SHARE - Basic earnings per common share was computed using the weighted average number of shares outstanding of 13,919,746 in 2002, 12,938,050 in 2001 and 15,014,290 in 2000.
          Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, and written put options. The weighted average shares outstanding used in computing diluted earnings per common share was 14,503,079 in 2002, 12,938,050 in 2001 and 15,014,290 in 2000.

          The Company completed a 2 for 1 (2:1) forward stock split in July of 2002. All references in the consolidated financial statements to earnings per share and average number of shares outstanding have been restated to reflect the stock split for all periods presented.

          COVENANT NOT TO COMPETE - Covenant not to compete is carried on the books at cost less accumulated amortization computed using the straight-line method over the life of the covenant, which is four years.

          INCOME TAXES - The Company files a consolidated income tax return with its wholly-owned subsidiaries. The amount of deferred tax benefit or expense is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates. Deferred tax benefits are recognized in the financial statements for the changes in deferred tax assets between years.

          RECLASSIFICATION - Certain amounts from 2001 and 2000 have been reclassified to conform with the 2002 presentation. The assets that were previously classified as "Investment Adviser's Agreements" have been reclassified to "Goodwill." These assets represent the "cost of a purchased subsidiary (The Ranson Company and its wholly-owned subsidiary, Ranson Capital Corporation) in excess of the amounts assigned to assets and liabilities." The purchase of The Ranson Company and its wholly-owned subsidiary represents the purchase of the entire company and its operations, equipment, distribution network, management operations and rights related to the Ranson Managed Portfolios. Therefore, these assets are goodwill and are accounted for as such. These reclassifications, in the amount of $4,350,657, had no effect on the Company's net income.

NOTE 2 -  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents at December 31, 2002 and 2001 consist of the following:

                                                          Current
                                               Current    Interest                 Amount
                                                                                   ------
                                              Maturity      Rate            2002            2001
                                              --------      ----            ----            ----
     Cash in checking                         Demand         -     $     77,785    $     42,871
     Morgan Stanley Money
       Market Accounts                        Demand       0.93 %     1,249,109       2,090,348
     Less cash segregated for
       the exclusive benefit
       of customers                                                    (319,275)       (298,536)
                                                                   ------------    ------------
                                                                   $  1,007,619    $  1,834,683
                                                                   ============    ============

NOTE 3 -  INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

          The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 2002 and 2001:

                                                     Gross
                                     Aggregate     Unrealized    Aggregate Fair
                                        Cost     Holding Losses      Value
                                        ----     --------------      -----
          2002 - Mutual Funds       $   135,616   $    (26,160)   $   109,456
                                    ===========   ============    ===========
          2001 - Mutual Funds       $   134,557   $     (6,001)   $   128,556
                                    ===========   ============    ===========

          Dividends earned on the Company's investments in sponsored mutual funds aggregated $1,059 in 2002, $1,730 in 2001 and $8,310 in 2000.

          The Company provides services to the Integrity Mutual Funds and Ranson Managed Portfolios which had aggregate net assets under management at December 31, 2002 of approximately $296 million.
          All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged. The majority of these contracts are subject to periodic review and approval by each of the fund's Board of Directors, Trustees and Shareholders. Revenues derived from services rendered to the sponsored mutual funds were $2,856,158 in 2002, $2,963,300 in 2001 and $3,088,928 in 2000.

          Accounts receivable from the sponsored mutual funds aggregated $246,000 and $255,000 at December 31, 2002 and 2001, respectively.

NOTE 4 -  PROPERTY AND EQUIPMENT

          Property and equipment at December 31 consists of:

                                                       2002           2001
                                                       ----           ----
              Office furniture and equipment       $   889,146    $   826,692
              Building and land                      1,245,573      1,222,544
                                                   -----------    -----------
                                                   $ 2,134,719    $ 2,049,236
              Accumulated depreciation and
                Amortization                          (730,093)      (607,597)
                                                   -----------    -----------
                                                   $ 1,404,626    $ 1,441,639
                                                   ===========    ===========

          Depreciation expense totaled $122,711, $142,317 and $175,332 in 2002, 2001 and 2000, respectively.

NOTE 5 -  BUSINESS ACQUISITIONS

          PURCHASE COMBINATIONS - On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc. ("CFS"), a full-service brokerage firm based in Madison, Wisconsin. CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 90 investment representatives and investment advisors.

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

          Pursuant to the terms of the purchase agreement whereby CFS was acquired, 1,500,000 shares of $.0001 par value common stock of the Company will be issued in three (3) annual installments beginning at the date of purchase. The shares will have a put right, whereby the installment shares may be put back to the Company at the rate of $0.50 per share. The put right may be exercised at any time within the ninety (90) day period following the first, second, and third anniversaries of the purchase. The put rights are non-accumulative and each installment will expire if not exercised during the scheduled redemption period.

          Also pursuant to the terms of the purchase agreement whereby CFS was acquired, on January 15, 2003, the Company will issue convertible debentures divided among the prior shareholders of CFS in the total amount of $250,000, subject to certain provisions of the Stock Purchase Agreement dated January 15, 2002, which may increase or decrease the amount of the debenture to reflect undisclosed or unknown liabilities of CFS, loss of producing broker revenue base, recovery from third parties, and the costs of such recovery. The debenture principal will be payable January 15, 2006 and will pay interest on the principal sum from January 15, 2003 at the rate of four percent (4%) per annum on a semi-annual basis beginning on July 15, 2003 and thereafter on January 15th and July 15th of each year until the principal balance is paid. All payments will be applied first to interest and any remainder to reduction of principal. The debenture will be convertible as follows: beginning on the date of issuance and until the principal is paid in accordance with the terms of this agreement, the holder of this convertible debenture shall have the option to convert all or any portion of this convertible debenture to $.0001 per value common stock of the Company at the rate of two shares for each one dollar of convertible debenture (2 shares per $1.00 converted) issued by the debenture holder.

          The primary reasons for the acquisition were to acquire a full-service retail brokerage distribution system as well as to acquire the investment advisory service operations of CFS. The primary factors contributing to the purchase price were the presence of an established group of approximately 90 investment representatives and investment advisors, the existing relationship with a reputable clearing firm, the fact that approximately 95% of the business of CFS is processed as packaged products, i.e. mutual funds and insurance products, and to capture the revenue stream of approximately $6.4 million. The estimated fair value of the equity of CFS was recorded at $78,392. The excess of purchase price over the estimated fair value of the equity of CFS was $2,117,711, which has been recorded as goodwill.

          The operations and financial position of CFS were accounted for in the consolidated financial statements of the Company beginning January 1, 2002.

          The following unaudited proforma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 2000.

                                             (Unaudited)         (Unaudited)
                                             Year Ended          Year Ended
                                         December 31, 2001   December 31, 2000
                                         -----------------   -----------------
          Revenues                         $  14,537,000       $  15,483,000
          Net earnings                          (185,000)            294,000
          Basic earnings per share                  (.01)                .02
          Diluted earnings per share                (.01)                .02

          On September 14, 2001, the Company acquired all the assets of North Dakota Investment Advisors, Inc. in exchange for 67,000 shares of the Company's common stock. As a result of failure of certain conditions of the purchase agreement, on June 24, 2002, the Company rescinded the purchase dated September 14, 2001, and obtained return and cancellation of the Company's common shares.

          On May 25, 2000, the company acquired all the assets of ARM Securities Corporation (ARM). The purchase price was $896,000, of which $566,000 was for cash, and the remaining $330,000 was for goodwill. The consolidated financial statements include the operating results of the business from May 1, 2000.

          The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 2000.

                                                 (Unaudited)
                                                 Year Ended
                                             December 31, 2000
                                             -----------------
          Revenues                             $   8,621,000
          Net income (loss)                           20,000
          Basic earnings per share                       .00
          Diluted earnings per share                     .00

          The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date indicated or what the results of operations may be in any future period.

          October 1, 1999, the Company formed a corporation called Magic Internet Services, Inc. At the same time, the newly formed subsidiary of the Company acquired all the assets of Magic Internet Services (a North Dakota partnership). The purchase price was $980,392, of which $260,000 was allocated to equipment, $218,000 was for a covenant not to compete, which is being amortized over 4 years, and the remaining balance of $502,392 was for goodwill, which is being amortized over 15 years. The purchase price was funded by issuing a 49% ownership of the newly formed subsidiary to the partners of the acquired partnership (hereinafter referred to as the Minority Interest). The parent received 51% of the stock of the newly formed corporation for its $500,000 payment to the partners of Magic Internet Services. The $500,000 consisted of $400,000 cash and 200,000 shares of ND Holdings, Inc. stock at $.50 share price. The consolidated financial statements include the operating results of the business from the date of acquisition.

NOTE 6 -  LONG-TERM DEBT

          Long-term debt at December 31, 2002 and 2001 was as follows:

                                                                 Current
                                                   Rate          Portion           2002           2001
                                                   ----          -------           ----           ----
          Long-term debt:
           Debentures                              10.00%               0                0         940,000
           Corporate notes                         10.00%               0          962,000         962,000
           First Western Bank                       6.75%          17,298          461,311         474,375
           Subordinate debentures                  12.00%               0          595,000         645,000
           Subordinate commercial notes             9.00%               0          561,000               0
           Convertible debenture                    4.00%               0          250,000               0
                                                            -------------    -------------   -------------
           Totals                                           $      17,298    $   2,829,311   $   3,021,375
                                                            =============    =============   ==============

          A summary of the terms of the current long-term debt agreements follow:

          DEBENTURES - The Company approved a $1 million intra-state debenture offering limiting the sale in North Dakota to North Dakota residents only. The debentures do not represent ownership in the Company.
          The debentures carried an interest rate of 10% per annum, payable semi-annually, and matured September 1, 2002. The Company could call the debentures at 2% over par. On September 1, 2002, the liability matured and was paid in full.

          CORPORATE NOTES - The Company had an intra-state offering of corporate notes limiting the sale to North Dakota residents only. The notes do not represent ownership of the Company. As of December 31, 2002, $962,000 in notes were outstanding. The notes carry an interest rate of 10% per annum, payable annually, and mature June 30, 2004. The Company can call the notes at par anytime after January 1, 2001.

          FIRST WESTERN BANK - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt. The debt was refinanced in December of 2002. The debt carries an interest rate of 6.75%, with monthly payments of $4,105. On January 1, 2006, the remaining balance will be due in full.

          SUBORDINATE DEBENTURES - The company approved a $1 million intra-state subordinated debenture offering limiting the sale in North Dakota to North Dakota residents only. The subordinated debentures do not represent ownership in the Company. As of December 31, 2002, $595,000 in subordinate debentures were outstanding. The subordinate debentures carry an interest rate of 12% per annum, payable semi-annually, and mature June 30, 2005. The company can call the subordinate debentures at par anytime after July 1, 2001.

          SUBORDINATE COMMERCIAL NOTES - The Company approved a $1 million intra-state subordinated commercial note offering limiting the sale in North Dakota to North Dakota residents only. The subordinated commercial notes do not represent ownership in the Company. As of December 31, 2002, $561,000 in subordinate commercial notes were outstanding. The subordinate commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008. The company can call the subordinate commercial notes at par anytime after July 1, 2003.

          CONVERTIBLE DEBENTURES - As part of the acquisition of Capital Financial Services, Inc. (See Note 5) on January 15, 2003, the Company will issue convertible debentures divided among the prior shareholders of CFS in the total amount of $250,000, subject to certain provisions of the Stock Purchase Agreement dated January
          15, 2002, which may increase or decrease the amount of the debenture to reflect undisclosed or unknown liabilities of CFS, loss of producing broker revenue base, recovery from third parties, and the costs of such recovery. The debenture principal will be payable January 15, 2006 and will pay interest on the principal sum from January 15, 2003 at the rate of four percent (4%) per annum on a semi-annual basis beginning on July 15, 2003 and thereafter on January 15th and July 15th of each year until the principal balance is paid. All payments will be applied first to interest and any remainder to reduction of principal. The debenture will be convertible as follows: beginning on the date of issuance and until the principal is paid in accordance with the terms of this agreement, the holder of this convertible debenture shall have the option to convert all or any portion of this convertible debenture to $.0001 per value common stock of the Company at the rate of two shares for each one dollar of convertible debenture (2 shares per $1.00 converted) issued by the debenture holder.

          The aggregate amount of required future payments on the above long-term debt at December 31, 2002, is as follows:


                     Year ending December 31,
                            2003             $    17,298
                            2004                 981,460
                            2005                 616,174
                            2006                 653,379
                            2007                       0
                            2008                 561,000
                                             -----------
                            Total due        $ 2,829,311
                                             ===========

NOTE 7 -  INCOME TAXES

          The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

                                                  2002           2001          2000
                                                  ----           ----          ----
          Current income taxes
            Federal                          $     98,000   $          0   $         0
            State                                  28,000              0             0
                                             ------------   ------------   -----------
            Total current payable            $    126,000   $          0   $         0

          Deferred tax benefit (expense)
            Federal and state                $     64,001   $    (20,148)  $   232,830
                                             ------------   ------------   -----------
          Total provision for income tax
            Benefit (expense)                $    (61,999)  $     20,148   $  (232,830)
                                             ============   ============   ===========

          Deferred taxes arise because of different tax treatment between financial statement accounting and tax accounting, known as "temporary differences." The Company records the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items for which the Company has received a tax deduction and have not yet been recorded in the consolidated statement of operations). Deferred tax assets (liabilities) were comprised of the following:

                                                     2002           2001
                                                     ----           ----
          Deferred tax assets:
            Net operating loss carryforwards    $    101,000   $    223,000
            Other                                        500          5,500
                                                ------------   ------------
            Total deferred tax assets           $    101,500   $    228,500
                                                ------------   ------------
          Deferred tax liabilities:
            Accumulated depreciation            $     21,500   $      7,000
            Accumulated amortization                 250,000        456,000
            Other                                          0         38,934
                                                ------------   ------------
            Total deferred tax liabilities      $    271,500   $    501,934
                                                ------------   ------------
          Net deferred tax liability            $    170,000   $    273,434
                                                ============   ============

          A reconciliation of the difference between the expected income tax expense (benefit) is computed at the U.S. Statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

                                                   2002            2001          2000
                                                   ----            ----          ----
          Federal taxes (benefit)
            at statutory rates                $    147,000   $    (113,000)  $   111,000

          State taxes (benefit),
            net of federal tax effect               22,000         (18,000)       17,500

          Taxes on nondeductible amort-
            ization at federal
            statutory rates                              0          95,000       106,000

          Keyman life insurance proceeds           (87,500)              0             0

          Other                                    (19,501)         15,852        (1,670)
                                              ------------   -------------   -----------
          Actual tax (benefit) expense        $     61,999   $     (20,148)  $   232,830
                                              ============   =============   ===========

          Included in "other" are amounts separately allocated to stockholders' equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale and the ESOP plan activity for the years ended December 31, 2002, 2001 and 2000. In each of these years the amounts were insignificant.

NOTE 8 -  STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

          The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for its warrants. In the event additional warrants are issued, appropriate results will be disclosed in accordance with the provisions of Statement of Financial Accounting Standard, No. 123. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise price of the warrants will be adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 2,000
          warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997 leaving an outstanding balance of 2,098,000 warrants as of December 31, 2002.

          The Company has entered into employment agreements with several key employees of the Company. Upon execution of these employment agreements, a one time granting of stock options took effect. These options are considered to be fully vested and have a perpetual life. Each employment contract stated the strike price for which options were granted. In addition, several of the contracts will grant options should the employee reach specified performance goals. The number of shares authorized for granting of options under these employment agreements is limited only by continued employment and the ability to reach these performance goals. As of December 31, 2002, no options have been granted as a result of an employee reaching these performance goals. With the exception of the Chief Executive Officer's employment contract, there are no severance packages, buyout clauses, or other forms of commitments. With regards to the Chief Executive Officer's employment contract, which will expire on September 1, 2004, in the event of termination or for certain other reasons stated in the employment agreement, the remaining portion of the contract shall be paid. In the event of death or disability, the Company will continue to pay the Chief Executive Officer's estate for a six month period.

          As part of the acquisition of Capital Financial Services, Inc. (see
          Note 5), 500,000 options were granted at a strike price of $.50. These options are fully vested and expire ten years from the acquisition date.

          As permitted by SFAS No. 123, the Company elected to account for stock option plans under the provisions of APB Option No. 25. Accordingly, no compensation cost has generally been recognized for stock options granted. Had the Company adopted SFAS No. 123, the pro forma effects on net earnings, basic earnings per share, and diluted earnings per share for the last two years would have been as follows:

2002             2001
                                                  ----             ----
          Net earnings (loss)
            As reported                       $   398,311     $   (299,828)
            Pro forma                             300,000         (456,000)
          Basic earnings (loss) per share
            As reported                       $       .03     $       (.02)
            Pro forma                                 .02             (.04)
          Diluted earnings (loss) per share
            As reported                       $       .03     $       (.02)
            Pro forma                                 .02             (.04)

          The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                                     2002              2001
                                                     ----              ----
          Risk-free interest rate                    4.39%            4.08%
          Expected dividend yield                       0%               0%
          Expected stock price volatility              70%              71%
          Expected life of options                 7 years          7 years

          Option activity for the last two years was as follows:

                                                              Weighted Average
                                                               Exercise Price
                                                      Shares     per Share
                                                      ------     ---------
          Outstanding on January 1, 2001                    0    $    .00
            Granted                                   800,000         .43
            Exercised                                       0         .00
            Canceled                                        0        .00
                                                    ---------    -------
          Outstanding on December 31, 2001            800,000        .43
            Granted                                   520,000        .50
            Exercised                                       0        .00
            Canceled                                        0        .00
                                                    ---------    -------
          Outstanding on December 31, 2002          1,320,000    $   .46
                                                    =========    =======

          Exercisable options at the end of 2002 and 2001 were 1,320,000 and 800,000, respectively. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2002:

                                                   Weighted
                                                    Average        Weighted                        Weighted
                                                   Remaining        Average                         Average
              Range of                 Number     Contractual      Exercise           Number       Exercise
          Exercise Prices           Outstanding   Life (Years)       Price         Exercisable       Price
          -------------------------------------------------------------------------------------------------
          $  .00 to $  .49             820,000     Perpetual         $  .43           820,000        $  .43
          $  .50 to $ 1.00             500,000            10         $  .50           500,000        $  .50
          -------------------------------------------------------------------------------------------------
          $  .00 to $ 1.00           1,320,000            10*        $  .46         1,320,000        $  .46

          * Excludes options with a perpetual life


NOTE 9 -  EMPLOYEE BENEFIT PLANS

          The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2002, 2001 and 2000.

          The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999. Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan. Contributions are made at the discretion of the Board of Directors. To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

          During 2001, the ESOP purchased 208,000 shares of the Company's common stock, at a weighted average price of $.48 per share. The purchase was funded with a loan of $100,000 from the Company, which is collateralized by the unallocated Company shares owned by the ESOP. The loan will be repaid primarily from contributions by the company. The outstanding principal balance of the loan as of December 31, 2002 was $89,000 and the interest rate is 7% over a 15 year life. All previous loans to the ESOP have been paid in full and shares purchased by those loans have been allocated to employees.

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

          At December 31, 2002 and 2001, cumulative allocated shares remaining in the trust were 525,296 and 516,000 respectively, and unallocated shares were 198,704 and 208,000 respectively, of which 13,944 and 9,296 respectively, were committed-to-be allocated. Total ESOP contribution expense recognized was $6,362, $33,958 and $25,427 for the years ended December 31, 2002, 2001, and 2000 respectively.

NOTE 10 - NET CAPITAL REQUIREMENTS

          The Company's broker-dealer subsidiaries (ND Capital, Inc., Ranson Capital Corporation, ARM Securities Corporation, and Capital Financial Services, Inc.) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission (SEC) as broker-dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2002, these subsidiaries had net capital of $211,416, $171,763, $370,075 and $252,017; minimum net capital requirements of $25,000, $5,000, $25,000 and $25,208; excess net capital of $186,416, $166,763, $345,075, and $226,809 and ratios of aggregate indebtedness to net capital of .09 to 1, .42 to 1, .
          45 to 1, and 1.5 to 1, respectively. The subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

NOTE 11 - OPERATING SEGMENTS

          Integrity Mutual Funds, Inc. and Subsidiaries, Inc., organizes its business units into three reportable segments: mutual fund services, internet services, and broker-dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to sponsored and nonproprietary mutual funds. The internet services segment provides internet service for the Minot and surrounding area. The broker-dealer segment distributes shares of nonproprietary mutual funds, and insurance products.

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

As of, and for the year ended, December 31, 2002


                                           Mutual Fund       Internet       Broker-Dealer
                                            Services         Services          Services          Total
                                            --------         --------          --------          -----
Revenue from
  external customers                      $  3,877,046     $    537,288     $ 10,566,615     $ 14,980,949
Intersegment revenues                                0            2,054                0            2,054
Interest revenue                                 8,765                0                0            8,765
Interest expense                               301,227                0            1,912          303,139
Depreciation and
  Amortization                                  99,516           98,539            4,529          202,584
Segment profit (loss)                          200,622          (40,079)         237,768          398,311
Segment assets                              11,938,606          698,696        1,340,621       13,977,923
Expenditure for
  segment assets                                79,516            6,807            2,047           88,370

As of, and for the year ended, December 31, 2001
                                           Mutual Fund       Internet       Broker-Dealer
                                            Services         Services          Services          Total
                                            --------         --------          --------          -----
Revenue from
  external customers                      $  3,666,483     $    642,584     $  3,858,657     $  8,167,724
Intersegment revenues                            1,800            2,773                0            4,573
Interest revenue                                   121                0                0              121
Interest expense                               317,857               67                0          317,924
Depreciation and
  Amortization                                 426,302          151,688              544          578,534
Segment profit (loss)                         (345,550)         (27,444)          73,166         (299,828)
Segment assets                              10,162,935          840,988        1,272,972       12,276,895
Expenditure for
  segment assets                                76,556           30,123           18,822          125,501

As of, and for the year ended, December 31, 2000
                                           Mutual Fund       Internet       Broker-Dealer
                                            Services         Services          Services          Total
                                            --------         --------          --------          -----
Revenue from
  external customers                      $  3,641,631     $    668,980     $  3,018,397     $  7,329,008
Intersegment revenues                            7,875            1,303                0            9,178
Interest revenue                                 2,147                0                0            2,147
Interest expense                               250,955              113                0          251,068
Depreciation and
  Amortization                                 428,536          168,885            4,403          601,824
Segment profit (loss)                         (117,337)         (33,021)         190,762           40,404
Segment assets                              11,737,269          946,334        1,334,984       14,018,587
Expenditure for
  segment assets                               293,256           46,835           25,334          365,425

RECONCILIATION OF SEGMENT INFORMATION               2002           2001           2000
                                                    ----           ----           ----
Revenues
--------
Total revenues for reportable segments         $ 14,983,003   $  8,172,297   $  7,338,186
Elimination of intersegment revenues                 (2,054)        (4,573)        (9,178)
                                               ------------   ------------   ------------
    Consolidated total revenue                 $ 14,980,949   $  8,167,724   $  7,329,008
                                               ============   ============   ============
Profit
------
Total reportable segment profit                $    398,311   $   (299,828)  $     40,404
                                               ============   ============   ============
Assets
------
Total assets for reportable segments           $ 13,977,923   $ 12,276,895   $ 14,018,587
Elimination of intercompany  receivables         (1,284,014)    (1,062,103)    (1,265,228)
                                               ------------   ------------   ------------
    Consolidated assets                        $ 12,693,909   $ 11,214,792   $ 12,753,359
                                               ============   ============   ============


NOTE 12 - COMMITMENTS AND CONTINGENCIES

          The company entered into leases for office space as a result of purchasing ARM Securities Corporation (Note 5) in Minnesota and California. The monthly lease payments are $900 and $7,409, respectively. The leases will expire March 31, 2003 and January
          31, 2004, respectively.   Total rent expense for the two leases was
          $99,708 and $99,708 for the years ended December 31, 2002 and 2001, respectively.

          The company has several leases for various office equipment that expire over the next several years through 2006. The total rent expense for these leases was $36,000, $33,000, and $22,000 for December 31, 2002, 2001, and 2000 respectively.

          The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2002.

                 Years ending December 31,
                            2003                           $   117,113
                            2004                                29,312
                            2005                                13,873
                            2006                                   822
                                                           -----------
                            Total minimum future rentals   $   161,120
                                                           ===========

NOTE 13 - ACQUIRED INTANGIBLE ASSETS

          Acquired intangible assets consisted of the following as of:

                                       December 31, 2002     December 31, 2001
                                       -----------------     -----------------
          Amortized Intangible Assets
          ---------------------------
          Carrying amount
              Covenant not to compete     $    218,000         $    218,000
                                          ------------         ------------
              Accumulated amortization         177,125              122,624
                                          ------------         ------------
          Aggregate Amortization Expense
          ------------------------------
          For the year ended
              December 31, 2002           $     54,500

          For the year ended
              December 31, 2001           $     54,500

          The remaining unamortized balance of $40,875 will be expensed in 2003.

NOTE 14 - GOODWILL

          The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                        Mutual Fund      Internet   Broker-Dealer
                                         Services        Services      Services          Total
                                         --------        --------      --------          -----
Balance as of January 1, 2002          $  4,411,123   $    427,034   $    338,916   $  5,177,073
Goodwill acquired during the period               -              -      2,117,711      2,117,711
Impairment losses                                 -              -              -              -
Removal of goodwill based on
    cancellation of prior purchase          (60,467)             -              -        (60,467)
Balance as of December 31, 2002        $  4,350,656   $    427,034   $  2,456,627   $  7,234,317

          The above segments are tested for impairment on an annual basis in the second quarter and any impairment adjustments are reflected at that time. The initial application of SFAS No. 142 and the transitional impairment test was completed in the second quarter of 2002 and resulted in no impairment adjustment for all segments.

NOTE 15 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

          As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. In the following tables, net income, basic earnings per share, and diluted earnings per share are shown as if SFAS No.
          142 had been applied to those periods.


          NET INCOME:
                                                       2001           2000
                                                       ----           ----
          Reported net income (loss)            $     (299,828)  $     40,404
          Add back: goodwill amortization              358,103        353,132
          Adjusted net income (loss)            $       58,275   $    393,536

          BASIC EARNINGS PER SHARE:
                                                       2001           2000
                                                       ----           ----

          Reported net income (loss)            $         (.02)  $        .00
          Add back: goodwill amortization                  .02            .03
          Adjusted net income (loss)            $          .00   $        .03

          DILUTED EARNINGS PER SHARE:
                                                       2001           2000
                                                       ----           ----
          Reported net income (loss)            $         (.02)  $        .00
          Add back: goodwill amortization                  .02            .03
          Adjusted net income (loss)            $          .00   $        .03

NOTE 16 - MATERIAL CHANGES IN INSTRUMENTS DEFINING THE RIGHTS OF SHAREHOLDERS

          On May 31, 2002, the shareholders of the Company approved an amendment of the Company's Articles of Incorporation which increased the authorized common shares of the Company from 20,000,000 shares of no par common stock to 1,000,000,000 shares of $.0001 par value common stock. On May 31, 2002, the shareholders also approved an amendment of the Company's Articles of Incorporation which authorized 100,000,000 shares of $.0001 par value preferred stock. Preferred shares have a preference over the common shares with respect to future dividends, voting rights, and liquidation in the event of dissolution. The Board of Directors may establish a class or series, setting forth the designation of the class or series and fixing the relative rights and preferences of the class or series of the preferred shares. The increase in the authorized shares of common stock and the authorization for preferred stock will not have any immediate effect on the rights of existing shareholders, however, the Board of Directors will have the authority to issue authorized shares of common stock and create classes of preferred stock within the authorized limits of preferred stock without requiring future shareholder approval of such issuances, except as may be required by applicable law or regulations, the Company's governing documents or the rules of any stock exchange, Nasdaq, or any automated inter-dealer quotation system on which the Company's common stock may then be traded. The Company's shareholders can, therefore, experience a reduction in their ownership interest in the Company with respect to earnings per share (if any), voting, liquidation value, and book and market value if the additional authorized shares are issued. The holders of the Company's common stock have no preemptive rights, which means that current shareholders do not have a prior right to purchase any new issue of common stock in order to maintain their proportionate ownership in the Company.

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

NOTE 17 - SUBSEQUENT EVENTS

          In December of 2002, the Company received notification of intent to exercise put options in accordance with the purchase agreement to acquire Capital Financial Services, Inc. (see Note 5). On January 16, 2003, the Company received written notice of exercise along with the return of stock certificates representing the first of three installments of shares issued, and as a result, $250,000 was paid out. This amount has been included as a current liability in the 2002 financial statements.

NOTE 18 - NEW PRONOUNCEMENTS

          In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB Statement No. 148 is effective for years beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its operating results or financial position.

ADDITIONAL INFORMATION

          INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION






To the Stockholders and Directors of
Integrity Mutual Funds, Inc. and Subsidiaries
Minot, North Dakota


Our report on our audit of the basic consolidated financial statements of Integrity Mutual Funds, Inc. and Subsidiaries for the years ended December 31, 2002, 2001 and 2000, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 25 and 26, related to the 2002, 2001 and 2000 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, taken as a whole.

We also have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 25 relating to the 1999 and 1998 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.




BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota  USA


February 21, 2003

             INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                       SELECTED FINANCIAL DATA
             FOR THE YEARS ENDED DECEMBER 31, AS INDICATED




<CAPTION
                                       2002           2001           2000           1999           1998
                                       ----           ----           ----           ----           ----
Operating revenue                 $ 14,980,949   $  8,167,724   $  7,329,008   $  4,761,059   $  4,438,908

Income (loss) from
  Operations                      $    347,203   $   (193,060)  $    285,747   $    586,458   $    683,443

Income tax (expense) benefit      $    (61,999)  $     20,148   $   (232,830)  $   (326,833)  $   (405,240)

Basic earnings (loss)
  per share                       $        .03   $       (.02)  $        .00   $       (.01)  $        .02

Diluted earnings (loss)
  per share                       $        .03   $       (.02)  $        .00   $       (.01)  $        .02

Total assets                      $ 12,693,909   $ 11,214,792   $ 12,753,359   $ 12,072,973   $ 10,891,060

Long-term obligations             $  2,829,311   $  3,021,375   $  2,987,661   $  2,525,047   $  1,307,750

Shareholders' equity              $  7,047,973   $  6,888,837   $  8,409,454   $  8,419,984   $  9,083,188

Dividends paid                    $          0   $          0   $          0   $          0   $          0

            INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
       QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                         QUARTER ENDED
                                                         -------------
                                      3-31-02        6-30-02        9-30-02       12-31-02
                                      -------        -------        -------       --------
Revenues                            $  3,649,847   $  3,861,871   $  3,879,800   $  3,589,431
Operating income (loss)                  119,066         27,615         56,572        143,950
Other income (expense)                   (59,302)       (39,903)       (55,672)       229,477
Income tax benefit
  (expense)                              (25,751)        12,255         14,627        (63,130)
Net income (loss)                         38,440          3,098         30,324        326,449

Per Share(1)
  Operating income (loss)                   0.01           0.00           0.00           0.01
  Other income (expense)                   (0.00)         (0.00)         (0.00)          0.02
  Income tax benefit
   (expense)                               (0.00)          0.00           0.00          (0.00)


                                                         QUARTER ENDED
                                                         -------------
                                      3-31-01        6-30-01        9-30-01       12-31-01
                                      -------        -------        -------       --------
Revenues                            $  2,149,123   $  2,043,524   $  1,971,967   $  2,003,110
Operating income (loss)                   (2,954)       (41,532)       (36,079)      (112,495)
Other income (expense)                   (31,204)       (25,854)       (44,516)       (51,709)
Income tax benefit
   (expense)                             (16,301)        (2,852)         3,713         35,588
Net income (loss)                        (46,905)       (65,764)       (67,886)      (119,273)

Per Share(1)
  Operating income (loss)                  (0.00)         (0.00)         (0.00)         (0.01)
  Other income (expense)                   (0.00)         (0.00)         (0.00)         (0.00)
  Income tax benefit
   (expense)                               (0.00)         (0.00)          0.00           0.00

                                                         QUARTER ENDED
                                                         -------------
                                      3-31-00        6-30-00        9-30-00       12-31-00
                                      -------        -------        -------       --------
Revenues                            $  1,084,761   $  2,004,073   $  2,158,754   $  2,081,420
Operating income (loss)                   63,444         94,913         78,905         48,485
Other income (expense)                   (15,969)        (2,640)       (13,026)       (12,545)
Income tax benefit
   (expense)                             (60,347)       (52,794)       (69,194)       (50,495)
Net income (loss)                         (1,810)        37,428          9,037         (4,251)

Per Share(1)
  Operating income (loss)                   0.00           0.01           0.01           0.00
  Other income (expense)                   (0.00)         (0.00)         (0.00)         (0.00)
  Income tax benefit
   (expense)                               (0.00)         (0.00)         (0.00)         (0.00)

(1) For calculating per share amounts, basic and diluted earnings per common
share are   not materially different.

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                               PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated herein by reference is the information under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement to be filed on or about April 14, 2003.


ITEM 10    EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 14, 2003 under the headings "Directors and Executive Officers."

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 14, 2003.

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement which the Registrant anticipates filing on or about April 14, 2003.


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



 (b)      Reports on Form 8-K.

          None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March.

                                                   ND HOLDINGS, INC.


Date:  March 17, 2003                              By /s/ Robert E. Walstad
                                                   ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer,
                                       President, and Director (Acting
                                                   Chief Financial Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2003                               By /s/ Robert E. Walstad
                                                   ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer,
                                                   President, and Director
                                                  (Principal Executive Officer)
                                                  (Acting Chief Financial
                                                      Officer)

Date: March 17, 2003                               By /s/ Peter A. Quist
                                                   ------------------------
                                                   Peter A. Quist
                                                   Vice President and Director

Date: March 17, 2003                               By /s/ Vance A. Castleman
                                                   ------------------------
                                                   Vance A. Castleman
                                                   Director

Date: March 17, 2003                               By /s/ Myron D. Thompson
                                                   ------------------------
                                                   Myron D. Thompson
                                                   Director

Date: March 17, 2003                               By /s/ Richard H. Walstad
                                                   ------------------------
                                                   Richard H. Walstad
                                                   Director

CERTIFICATION OF PERIODIC FINANCIAL REPORTS

In connection with the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Integrity Mutual Funds, Inc. (the "Company") as filed with the U.S. Securities and Exchange Commission (the "Commission") on the date hereof (the "Report") and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Robert E. Walstad, President and Director of the Company, certify that:

the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 17, 2003                           By /s/ Robert E. Walstad
                                                ------------------------
    Robert E. Walstad
                                                Chief Executive Officer,
                                                President, and Director
                                               (Principal Executive Officer)
                                               (Acting Chief Financial Officer)