Form 10QSB
period 2003-03-31
INTEGRITY MUTUAL FUNDS INC
filed 2003-05-13
CIK 944696

FORM 10-QSB
                               -----------

                    Securities and Exchange Commission
                          Washington, D.C. 20549

           [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    U.S. SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

Yes        X         No

As of April 25, 2003, there were 12,966,543 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No        X

                                 FORM 10-QSB

                          INTEGRITY MUTUAL FUNDS, INC.

                                    INDEX


Part I     FINANCIAL INFORMATION                                     Page No.


   Item 1  Financial Statements

           Condensed Consolidated Balance Sheets-
           March 31, 2003 and December 31, 2002                          3

           Condensed Consolidated Statements of Operations-
           Three months ended March 31, 2003 and 2002                    4

           Condensed Consolidated Statements of Cash Flows-
           Three months ended March 31, 2003 and 2002                    5

           Notes to Condensed Consolidated Financial Statements          6

   Item 2  Management's Discussion and Analysis of
           Plan of Operation                                             8


Part II    OTHER INFORMATION


   Item 2  Material Changes in Instruments Defining the Rights
           of Shareholders                                              14

   Item 4  Submission of Matters to a Vote of Security Holders          14

   Item 5  Other Information                                            14

   Item 6  Exhibits and Reports on Form 8-K                             15

           Signatures                                                   16

Part I. FINANCIAL INFORMATION
Item 1.               INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                         March 31,      December 31,
                                                                           2003             2002
                                                                      -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $  1,280,263     $  1,007,619
  Cash segregated for the exclusive benefit
   of customers                                                            181,358          319,275
  Securities available-for-sale                                            103,474          109,456
  Accounts receivable                                                      909,954        1,111,989
  Prepaids                                                                  71,493           90,604
                                                                      -----------------------------
  Total current assets                                                $  2,546,542     $  2,638,943
                                                                      -----------------------------

PROPERTY AND EQUIPMENT                                                $  2,156,591     $  2,134,719
  Less accumulated depreciation                                           (757,768)        (730,093)
                                                                      -----------------------------
  Net property and equipment                                          $  1,398,823     $  1,404,626
                                                                      -----------------------------
OTHER ASSETS
  Deferred sales commissions                                          $  1,051,722     $  1,159,165
  Covenant not to compete (net of accumulated amortization
   of $190,750 for 2003 and $177,125 for 2002)                              27,250           40,875
  Goodwill                                                               7,234,317        7,234,317
  Other assets (net of accumulated amortization
   of $94,479 for 2003 and $89,749 for 2002)                               216,074          215,983
                                                                     ------------------------------
  Total other assets                                                  $  8,529,363     $  8,650,340
                                                                      -----------------------------
TOTAL ASSETS                                                          $ 12,474,728     $ 12,693,909
                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                                                $     78,179     $     77,723
  Accounts payable                                                          19,998           26,499
  Other current liabilities                                                910,726        1,131,440
  Short-term borrowing                                                     555,592          555,592
  Current portion of long-term debt                                         17,268           17,298
                                                                      -----------------------------
  Total current liabilities                                           $  1,581,763     $  1,808,552
                                                                      -----------------------------
LONG-TERM LIABILITIES
  Notes payable                                                       $    456,749     $    461,311
  Subordinate debentures                                                   595,000          595,000
  Corporate notes                                                          962,000          962,000
  Subordinated commercial notes                                            561,000          561,000
  Convertible debenture                                                    250,000          250,000
  Deferred tax liability                                                   119,605          170,000
  Less current portion                                                     (17,268)         (17,298)
                                                                      -----------------------------
  Total long-term liabilities                                         $  2,927,086     $  2,982,013
                                                                      -----------------------------
TOTAL LIABILITIES                                                     $  4,508,849     $  4,790,565
                                                                      -----------------------------
MINORITY INTEREST IN SUBSIDIARY                                            343,699          355,371
                                                                      -----------------------------
TEMPORARY CAPITAL - 1,000,000 shares of common stock, $.0001 par value; put option price of $.50 per share;
                    see Note 4                                         $   500,000     $    500,000
                                                                      -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 1,000,000,000 shares authorized, $.0001 par value;
   12,966,543 and 12,470,480 shares issued and outstanding,
   respectively, after the 2:1 forward split effective July 1, 2002   $  8,323,125     $  8,325,179
  Receivable - unearned ESOP shares                                        (87,171)         (88,845)
  Gain on allocation of ESOP shares                                         35,778           36,350
  Accumulated deficit                                                   (1,117,147)      (1,198,551)
  Accumulated other comprehensive loss                                     (32,405)         (26,160)
                                                                      -----------------------------
  Total stockholders' equity                                          $  7,122,180     $  7,047,973
                                                                      -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 12,474,728     $ 12,693,909
                                                                      =============================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2003         2002
                                                    -------------------------
OPERATING REVENUES
  Fee income                                        $   714,439   $   784,318
  Commissions                                         2,705,026     2,719,740
  Internet revenues                                     117,802       145,789
                                                    -------------------------
  Total revenue                                     $ 3,537,267   $ 3,649,847
                                                    -------------------------
OPERATING EXPENSES
  Compensation and benefits                         $   439,445   $   454,177
  Commission expense                                  2,381,338     2,401,999
  General and administrative expenses                   426,081       509,778
  Sales commissions amortized                            90,858       114,470
  Depreciation and amortization                          46,030        50,357
                                                    -------------------------
  Total operating expenses                          $ 3,383,752   $ 3,530,781
                                                    -------------------------

OPERATING INCOME (LOSS)                             $   153,515   $   119,066
                                                    -------------------------

OTHER INCOME (EXPENSES)
  Interest and other income                         $    24,592   $    16,441
  Interest expense                                      (74,878)      (75,744)
                                                    -------------------------
  Net other income (expense)                        $   (50,286)  $   (59,303)
                                                    -------------------------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)   $   103,229   $    59,763

INCOME TAX BENEFIT (EXPENSE)                        $   (33,500)      (25,751)
                                                    -------------------------
NET INCOME (LOSS) BEFORE MINORTIY INTEREST          $    69,729   $    34,012

MINORITY INTEREST IN SUBSIDIARY                     $    11,672         4,428
                                                    -------------------------
NET INCOME (LOSS) AFTER MINORITY INTEREST           $    81,401   $    38,440
                                                    =========================

NET INCOME (LOSS) PER SHARE:
   Basic                                            $       .01   $       .00
   Diluted                                          $       .01   $       .00

AVERAGE COMMON SHARES OUTSTANDING, AFTER 2:1
   FORWARD STOCK SPLIT EFFECTIVE JULY 1, 2002:
   Basic                                             13,286,732    14,183,100
   Diluted                                           13,757,320    14,468,814

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                      Three Months Ended
                                                                          March 31,
                                                                -------------------------
                                                                   2003         2002
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $      81,401     $      38,440
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                              46,030            50,357
     Sales commissions amortized/charged off                    90,858           114,470
     Minority interest                                         (11,672)           (4,428)
     (Increase) decrease in:
      Cash segregated for customers                            137,917            17,250
      Accounts receivable                                      202,035          (500,456)
      Prepaids                                                  19,111            13,081
      Deferred sales commissions capitalized,
        net of CDSC collected                                   16,585           (57,847)
      Other assets                                              (4,822)          (33,362)
     Increase (decrease) in:
      Service fees payable                                         456              (914)
      Accounts payable                                          (6,501)          (20,934)
      Deferred tax                                             (50,395)           25,751
      Other liabilities                                         29,286           387,673
                                                        ---------------------------------
  Net cash provided by operating activities              $     550,289     $      29,081
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $     (21,872)    $     (31,933)
  Purchase of available-for-sale securities                       (262)             (261)
  Purchase of goodwill                                               0        (1,117,707)
                                                        ---------------------------------
  Net cash used by investing activities                  $     (22,134)    $  (1,149,901)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                  (252,053)          (52,152)
  Reduction of notes payable                                    (4,562)           (3,471)
  Repayments from ESOP                                           1,673             1,003
  Return of capital                                                  -           (17,150)
  Gain on allocation of ESOP shares                               (569)              128
                                                        ---------------------------------
  Net cash used by financing activities                    $  (255,511)      $   (71,642)
                                                        ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  $   272,644      $ (1,192,462)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       1,007,619         1,834,683
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF QUARTER                                        $ 1,280,263       $   642,221
                                                        =================================

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain (loss) on
    securities available-for-sale                               (6,245)            2,578
  Gain on allocation of ESOP shares                               (569)              128
  Purchase of goodwill with common stock                             0           250,000
  Purchase of goodwill with committed common stock                   0           500,000
  Purchase of goodwill with long-term liability                      0           250,000


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                           March 31, 2003 and 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Integrity Mutual Funds, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2002, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

The Company is amortizing deferred sales commissions over 5 years for income tax purposes. The Company amortizes the commissions for financial reporting purposes over 8 years (exception Integrity Fund of Funds, which are expensed). The effects of these differences will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities may result from these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on the Company's net income.

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

Pursuant to the terms of the purchase agreement whereby CFS was acquired, 1,500,000 shares of $.0001 par value common stock of the Company will be issued in three (3) annual installments beginning at the date of purchase. The shares will have a put right, whereby the installment shares may be put back to the Company at the rate of up to 250,000 shares per year for three (3) consecutive years at a price of $0.50 per share. The put right may be exercised at any time within the ninety (90) day period following the first, second, and third anniversaries of the purchase. The put rights are non-accumulative and each installment will expire if not exercised during the scheduled redemption period. In January of 2003, the put option on the first installment of shares was exercised. As a result, the Company paid $250,000 to repurchase 500,000 shares.

Also pursuant to the terms of the purchase agreement whereby CFS was acquired, on January 15, 2003, the Company issued convertible debentures divided among the prior shareholders of CFS in the total amount of $250,000. The debenture principal will be payable January 15, 2006 and will pay interest on the principal sum from January 15, 2003 at the rate of four percent (4%) per annum on a semi-annual basis beginning on July 15, 2003 and thereafter on January 15th and July 15th of each year until the principal balance is paid. All payments will be applied first to interest and any remainder to reduction of principal. The debenture will be convertible as follows: beginning on the date of issuance and until the principal is paid in accordance with the terms of this agreement, the holder of this convertible debenture shall have the option to convert all or any portion of this convertible debenture to no par value common stock of the Company at the rate of one share for each one dollar of convertible debenture (2 shares per $1.00 converted) issued by the debenture holder.

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

NOTE 5 - ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consisted of the following as of:

                                              March 31, 2003       December 31, 2002
                                              -------------        -----------------
Amortized Intangible Assets
---------------------------
Carrying amount
   Covenant not to compete                    $    218,000          $     218,000
                                              --------------------------------------
   Accumulated amortization                        190,750                177,125
                                              --------------------------------------

Aggregate Amortization Expense
------------------------------
For the three month period ended
   March 31, 2003                             $     13,625

For the year ended
   December 31, 2002                          $     54,500

The remaining unamortized balance of $27,250 will be expensed in 2003.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the three month period ended March 31, 2003 are as follows:

                                      Mutual Fund     Internet   Broker-Dealer
                                        Services      Services     Services      Total
-----------------------------------------------------------------------------------------
Balance as of January 1, 2003         $ 4,350,656    $ 427,034  $ 2,456,627  $ 7,234,317
Goodwill acquired during the period             -            -            -            -
Impairment losses                               -            -            -            -
Balance as of March 31, 2003          $ 4,350,656    $ 427,034  $ 2,456,627  $ 7,234,317
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


Segment Information
-------------------

As of,                         Mutual Fund        Internet       Broker-Dealer
First Quarter Ended             Services          Services         Services            Total
--------------------------------------------------------------------------------------------------
March 31, 2003
Revenues from
   external customers        $    892,320        $    117,802     $  2,527,145      $  3,537,267
Intersegment
   Revenues                             -                 514                -               514
Interest expense                   74,118                   -              760            74,878
Depreciation and
    Amortization                   23,763              21,105            1,162            46,030
Segment profit (loss)             (84,528)            (23,822) *       178,079            81,401
Segment assets                 11,517,616             664,118        1,577,008        13,758,742
Expenditures for
   segment assets                  19,947               1,925                -            21,872

*  Before minority interest adjustment of $11,672

--------------------------------------------------------------------------------------------------


March 31, 2002
Revenues from
   external customers        $    928,302        $    145,789     $  2,575,756      $  3,649,847
Intersegment
   Revenues                        58,026                 514                -            58,540
Interest expense                   75,744                   -                -            75,744
Depreciation and
   Amortization                    23,621              25,620            1,116            50,357
Segment profit (loss)              62,157              (9,036) *       (19,109)           38,440
Segment assets                 11,592,106             765,206        1,354,500        13,711,812
Expenditures for
   segment assets                  31,320                 613               -             31,933

*  Before minority interest adjustment of $4,428

--------------------------------------------------------------------------------------------------


Reconciliation of Segment Information

                                                As of Three Months
                                                Ended March 31, 2003         March 31, 2002
Revenues
Total revenues for reportable segments           $  3,537,781                 $  3,708,387
Elimination of intersegment revenues                     (514)                     (58,540)
                                                 ------------                 ------------
   Consolidated total revenue                    $  3,537,267                 $  3,649,847
                                                 ============                 ============

Profit
Total reportable segment profit                  $     81,401                 $     38,440
                                                 ============                 ============

Assets
Total assets for reportable segments             $ 13,758,742                 $ 13,711,812
Elimination of intercompany  receivables           (1,284,014)                  (1,140,495)
                                                 ------------                 ------------
   Consolidated assets                           $ 12,474,728                 $ 12,571,317
                                                 ============                 ============

A substantial portion of the Company's revenues depend upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions. The Company provides investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds" and "Ranson Managed Portfolios," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of five (5) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc., Integrity Fund of Funds, Inc., and Integrity Small-Cap Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. Sales of Fund shares are marketed principally in Montana, Kansas, Oklahoma, North Dakota, Nebraska and South Dakota.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of March 31,                                2003      2002      % Change
--------------------------------------------------------------------------
FIXED INCOME Tax-Free Funds                  $ 284.6  $ 304.0        (6.4)%
EQUITY Fund of Funds                         $   6.8  $  15.2       (55.3)%
--------------------------------------------------------------------------

TOTAL SPONSORED MUTUAL FUNDS - end of period $ 291.4  $ 319.2        (8.7)%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 291.4  $ 319.2        (8.7)%
==========================================================================
Average for the three month period           $ 292.3  $ 320.0        (8.7)%
==========================================================================

Assets under the Company's management/service were $291.4 million at March 31, 2003, a decrease of $4.6 million (-1.6%) from December 31, 2002 and a decrease of $27.8 million (8.7%) from March 31, 2002.

RESULTS OF OPERATIONS
                                         Three months ended
                                              March 31,
                                         -------------------
                                          2003         2002
                                      --------------------------
Net income (loss) after
   minority interest                  $   81,401   $    38,440
Earnings per share
   Basic                              $     0.01   $      0.00
   Diluted                            $     0.01   $      0.00
                                      --------------------------

Net income (loss) after minority interest for the first quarter ended March 31, 2003 was net income of $81,401 compared to net income of $38,440 for the same quarter in the previous fiscal year.

OPERATING REVENUES

Total operating revenues for the first quarter ended March 31, 2003 were $3,537,267, a decrease of 3.1% from March 31, 2002. The decrease is primarily the result of a decrease in assets under management/service.

Fee income for the first quarter ended March 31, 2003 was a decrease of 8.9% compared to March 31, 2002. The decrease is primarily the result of a decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued an additional class of shares, Class A shares subject to Front End Sales Loads (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to a .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge.

Commission income decreased 0.5%, to $2,705,026 for the first quarter ended March 31, 2003 from $2,719,740 for the same period in 2002. The decrease is primarily the result of slower market conditions.

Internet revenues were $117,802 for the first quarter ended March 31, 2003, a 19.2% decrease from March 31, 2002. Magic Internet Services, Inc. was added to the consolidated group October 1, 1999. The Company owns a 51% interest in the corporation.

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2003 were $3,383,753, a decrease of 4.2% from the same period ended March 31, 2002. The 4.2% decrease is a result of the net activity in the major expense categories as described in the paragraphs that follow.

COMPENSATION AND BENEFITS

Total compensation and benefits for the first quarter ended March 31, 2003 were $439,445, a decrease of 3.2% from March 31, 2002. The decrease is primarily the net effect of an increase in Mutual Fund Services employee compensation and benefits of $37,091 offset by a decrease in Broker-Dealer Services employee compensation and benefits of $50,158.

COMMISSION EXPENSE

Total commission expense for the first quarter ended March 31, 2003 was $2,381,338, a decrease of 0.9% from March 31, 2002. The decrease is related to the decrease in commission income.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the first quarter ended March 31, 2003 were $426,081, a decrease of 16.4% from March 31, 2002. The decrease is primarily attributable to consolidation efficiencies relating to CFS, acquired effective January 1, 2002.

SALES COMMISSIONS AMORTIZED

Amortization of deferred sales commissions for the first quarter ended March 31, 2003 decreased 20.6% from March 31, 2002. Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. The Company uses an amortization life of eight years, which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and Ranson Managed Portfolios and coincides with conversion of Class B shares to Class A shares as previously stated.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 8.6% for the first quarter ended March 31, 2003 compared to the same period in 2002. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life. Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test. There were no impairment adjustments made during the quarter ended March 31, 2003.

OTHER INCOME (EXPENSES)

Interest and other income increased approximately $8,000 during the first quarter ended March 31, 2003 compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $550,289 during the three month period March 31, 2003 compared to $29,081 during the three month period ended March 31, 2002. A significant factor contributing to this variance is a decrease in accounts receivable as compared to December of 2002 due to a Keyman insurance accrual that was received in January of 2003. Depreciation and amortization decreased 8.6% for the three months ended March 31, 2003 from the same period in 2002.

Net cash used by investing activities for the three months ended March 31, 2003 decreased to $22,134 from $1,149,901 for the three months ended March 31, 2002. The 2002 activity included remodeling of the second floor of the company's office building, investment in disaster recovery computer systems, and goodwill related to the acquisition of CFS.

Net cash used by financing activities during the three months ended March 31, 2003 was $255,511. The major financing activity for the period was the payment of $250,000 to repurchase 500,000 shares pursuant to the put privilege that was exercised by the previous owners of Capital Financial Services, Inc.

At March 31, 2003, the Company held $1,280,263 in cash and cash equivalents, as compared to $1,007,619 at December 31, 2002. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $2,293,690 at March 31, 2003 from $2,229,064 at December 31, 2002.

Although the Company has historically relied upon sales of its common stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations and the issuance of long-term subordinated commercial notes, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company's common stock, and service debt.

On September 1, 2002, $940,000 of debentures matured. This need for cash was met by securing an interim bank loan agreement. This bank loan is being supplanted by the issuance of new long-term subordinated commercial notes.
As of April 25, 2003, the Company had issued $561,000 in subordinated commercial notes.

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

Item 4:       Submission of Matters to a Vote of Security Holders

None

Item 5:       Other Information

On July 11, 2002, the Company introduced an offering of subordinated commercial notes, strictly limited to bona fide North Dakota residents, with a maximum of $1,000,000. As of April 25, 2003, the Company had issued $561,000 in subordinated commercial notes.

On April 28, 2003, Mark Anderson was hired to fill the positions of President and Chief Operating Officer of the Company.

On March 24, 2003, the Company announced an agreement with Canandaigua National Bank and Trust Company of Canandaigua, New York, to acquire the management rights to the CNB Funds which include the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund. The transaction is expected to close in May of 2003. The purchase agreement calls for total consideration of approximately $225,000, contingent upon shareholder and regulatory approval. The majority of the purchase price will be paid within 10 days of the closing date of the transaction using available cash on hand.

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


     /s/ Robert E. Walstad                                 May 13, 2003
-----------------------------------
Robert E. Walstad                                          Date
CEO and Chairman of the Board
(CFO and CAO)

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
-------

99.1  CEO/CFO Certification of Periodic Financial Reports

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CEO/CFO CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certifies that this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial conditions and results of operations of Integrity Mutual Funds, Inc.



Date:  May 13, 2003                                 /s/ Robert E. Walstad
                                               --------------------------------
                                               Robert E. Walstad
                                               CEO and Chairman of the Board
                                              (Acting Chief Financial Officer)