Form 10QSB
period 2003-06-30
INTEGRITY MUTUAL FUNDS INC
filed 2003-08-14
CIK 944696

FORM 10-QSB

                    Securities and Exchange Commission
                        Washington, D.C. 20549

         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                   U.S. SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

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

Yes        X         No

As of July 25, 2003, there were 13,154,215 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No        X

                                FORM 10-QSB

                        INTEGRITY MUTUAL FUNDS, INC.

                                    INDEX


Part I      FINANCIAL INFORMATION                                    Page No.


  Item 1    Financial Statements

            Condensed Consolidated Balance Sheets-
            June 30, 2003 and December 31, 2002                         3

            Condensed Consolidated Statements of Operations-
            Three months ended June 30, 2003 and 2002                   4

            Condensed Consolidated Statements of Operations-
            Six months ended June 30, 2003 and 2002                     5

            Condensed Consolidated Statements of Cash Flows-
            Six months ended June 30, 2003 and 2002                     6

            Notes to Condensed Consolidated Financial Statements        7

  Item 2    Management's Discussion and Analysis or
            Plan of Operations                                         	10


  Item 3    Controls and Procedures                                    17


Part II     OTHER INFORMATION


  Item 1    Legal Proceedings                                          17

  Item 2    Material Changes in Instruments Defining the Rights
            of Shareholders                                            17

  Item 4    Submission of Matters to a Vote of Security Holders        18

  Item 5    Other Information                                          18

  Item 6    Exhibits and Reports on Form 8-K                           19

            Signatures                                                 20

Part I. FINANCIAL INFORMATION
Item 1.               INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                        (Unaudited)
                                                                          June 30,      December 31,
                                                                           2003             2002
                                                                      -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $  2,108,367     $  1,007,619
  Cash segregated for the exclusive benefit
   of customers                                                            114,634          319,275
  Securities available-for-sale                                             23,845          109,456
  Accounts receivable                                                      951,421        1,111,989
  Prepaids                                                                  49,990           90,604
                                                                      -----------------------------
  Total current assets                                                $  3,248,257     $  2,638,943
                                                                      -----------------------------

PROPERTY AND EQUIPMENT                                                $  1,799,733     $  2,134,719
  Less accumulated depreciation                                           (541,905)        (730,093)
                                                                      -----------------------------
  Net property and equipment                                          $  1,257,828     $  1,404,626
                                                                      -----------------------------
OTHER ASSETS
  Deferred sales commissions                                          $    934,599     $  1,159,165
  Covenant not to compete (net of accumulated amortization
   of $177,125 for 2002)                                                         -           40,875
  Goodwill                                                               6,989,616        7,234,317
  Other assets (net of accumulated amortization
   of $99,209 for 2003 and $89,749 for 2002)                               421,530          215,983
                                                                     ------------------------------
  Total other assets                                                  $  8,345,745     $  8,650,340
                                                                      -----------------------------
TOTAL ASSETS                                                          $ 12,851,830     $ 12,693,909
                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                                                $     77,314     $     77,723
  Accounts payable                                                          11,396           26,499
  Other current liabilities                                                667,918        1,131,440
  Short-term borrowing                                                     267,400          555,592
  Current portion of long-term debt                                        172,248           17,298
                                                                      -----------------------------
  Total current liabilities                                           $  1,196,276     $  1,808,552
                                                                      -----------------------------
LONG-TERM LIABILITIES
  Notes payable                                                       $  1,352,117     $    461,311
  Subordinate debentures                                                   595,000          595,000
  Corporate notes                                                          962,000          962,000
  Subordinated commercial notes                                            561,000          561,000
  Convertible debenture                                                    250,000          250,000
  Deferred tax liability                                                   131,062          170,000
  Less current portion                                                    (172,248)         (17,298)
                                                                      -----------------------------
  Total long-term liabilities                                         $  3,678,931     $  2,982,013
                                                                      -----------------------------
TOTAL LIABILITIES                                                     $  4,875,207     $  4,790,565
                                                                      -----------------------------
MINORITY INTEREST IN SUBSIDIARY                                                  -          355,371
                                                                      -----------------------------
TEMPORARY CAPITAL - 1,000,000 shares of common stock,
                    $.0001 par value; put option
                    price of $.50 per share; see Note 4               $   500,000     $    500,000
                                                                      -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 1,000,000,000 shares authorized, $.0001 par value;
   13,154,215 and 12,470,480 shares issued and outstanding,
   respectively, after the 2:1 forward split effective July 1, 2002   $  8,529,514     $  8,325,179
  Receivable - unearned ESOP shares                                        (85,498)         (88,845)
  Gain on allocation of ESOP shares                                         35,499           36,350
  Accumulated deficit                                                   (1,002,273)      (1,198,551)
  Accumulated other comprehensive loss                                        (619)         (26,160)
                                                                      -----------------------------
  Total stockholders' equity                                          $  7,476,623     $  7,047,973
                                                                      -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 12,851,830     $ 12,693,909
                                                                      =============================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               (Unaudited)
                                                                           Three Months Ended
                                                                                 June 30,
                                                                        -------------------------
                                                                             2003         2002
                                                                        -------------------------
OPERATING REVENUES
  Fee income                                                            $   679,448   $   797,560
  Commissions                                                             2,375,286     2,929,376
                                                                        -------------------------
  Total revenue                                                         $ 3,054,734   $ 3,726,936
                                                                        -------------------------
OPERATING EXPENSES
  Compensation and benefits                                             $   453,397   $   468,749
  Commission expense                                                      1,972,122     2,580,844
  General and administrative expenses                                       404,515       477,990
  Sales commissions amortized                                               110,673       116,037
  Depreciation and amortization                                              25,518        24,992
                                                                        -------------------------
  Total operating expenses                                              $ 2,966,225   $ 3,668,612
                                                                        -------------------------

OPERATING INCOME                                                        $    88,509   $    58,324
                                                                        -------------------------

OTHER INCOME (EXPENSES)
  Interest and other income                                             $    59,741   $    21,552
  Interest expense                                                          (75,719)      (75,792)
                                                                        -------------------------
  Net other income (expense)                                            $   (15,978)  $   (54,240)
                                                                        -------------------------

INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)                              $    72,531   $     4,084

INCOME TAX BENEFIT (EXPENSE)                                                (75,583)        2,272
                                                                        -------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                            $    (3,052)  $     6,356

DISCONTINUED OPERATIONS
  Loss from operation of discontinued internet
    segment (net of tax)                                                $    (7,028)  $   (3,258)
  Gain from disposal of internet segment
    (net of tax)                                                             15,512            -
                                                                        -------------------------
  Gain (loss) from discontinued operations (net of tax)                 $     8,484   $   (3,258)
                                                                        -------------------------
NET INCOME                                                              $     5,432   $    3,098
                                                                        =========================

NET INCOME (LOSS) PER SHARE:
   Basic earnings per share
     Continuing operations                                              $      (.00)  $       .00
     Discontinued operations                                            $       .00   $      (.00)
   Diluted earnings per share
     Continuing operations                                              $      (.00)  $       .00
     Discontinued operations                                            $       .00   $      (.00)

AVERAGE COMMON SHARES OUTSTANDING, AFTER 2:1
   FORWARD STOCK SPLIT EFFECTIVE JULY 1, 2002:
     Basic                                                               13,516,700    13,930,253
     Diluted                                                             14,031,852    14,215,967



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             (Unaudited)
                                                                           Six Months Ended
                                                                                 June 30,
                                                                        -------------------------
                                                                             2003         2002
                                                                        -------------------------
OPERATING REVENUES
  Fee income                                                            $ 1,393,888   $ 1,581,878
  Commissions                                                             5,080,312     5,649,116
                                                                        -------------------------
  Total revenue                                                         $ 6,474,200   $ 7,230,994
                                                                        -------------------------
OPERATING EXPENSES
  Compensation and benefits                                             $   846,327   $   874,745
  Commission expense                                                      4,353,460     4,982,842
  General and administrative expenses                                       743,032       899,974
  Sales commissions amortized                                               201,531       230,507
  Depreciation and amortization                                              50,443        49,730
                                                                        -------------------------
  Total operating expenses                                              $ 6,194,793   $ 7,037,798
                                                                        -------------------------

OPERATING INCOME                                                        $   279,407   $   193,196
                                                                        -------------------------

OTHER INCOME (EXPENSES)
  Interest and other income                                             $    84,019   $    37,341
  Interest expense                                                         (150,597)     (151,535)
                                                                        -------------------------
  Net other income (expense)                                            $   (66,578)  $  (114,194)
                                                                        -------------------------

INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)                              $   212,829   $    79,002

INCOME TAX BENEFIT (EXPENSE)                                               (122,331)      (29,597)
                                                                        -------------------------
NET INCOME FROM CONTINUING OPERATIONS                                   $    90,498   $    49,405

DISCONTINUED OPERATIONS
  Loss from operation of discontinued internet
    segment (net of tax)                                                $   (19,178)  $    (7,866)
  Gain from disposal of internet segment
    (net of tax)                                                             15,512             -
                                                                        -------------------------
  Loss from discontinued operations (net of tax)                        $    (3,666)  $    (7,866)
                                                                        -------------------------
NET INCOME                                                              $    86,832   $    41,539
                                                                        =========================

NET INCOME (LOSS) PER SHARE:
   Basic earnings per share
     Continuing operations                                              $       .01   $       .00
     Discontinued operations                                            $      (.00)  $      (.00)
   Diluted earnings per share
     Continuing operations                                              $       .01   $       .00
     Discontinued operations                                            $      (.00)  $      (.00)

AVERAGE COMMON SHARES OUTSTANDING, AFTER 2:1
   FORWARD STOCK SPLIT EFFECTIVE JULY 1, 2002:
     Basic                                                               13,401,716    14,056,676
     Diluted                                                             13,916,868    14,342,390


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                      Six Months Ended
                                                                          June 30,
                                                                -------------------------
                                                                   2003         2002
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $      86,832     $      41,539
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                              92,668           100,901
     Sales commissions amortized/charged off                   173,990           230,507
     Loss on sale of available-for-sale securities              13,243
     Minority interest                                          19,889            (7,559)
     (Increase) decrease in:
      Cash segregated for customers                            204,641           (44,455)
      Accounts receivable                                      157,964          (456,140)
      Prepaids                                                  40,170            38,461
      Deferred sales commissions capitalized,
        net of CDSC collected                                   50,577          (118,741)
      Other assets                                              (5,008)          (34,425)
     Increase (decrease) in:
      Service fees payable                                        (410)           (3,578)
      Accounts payable                                          15,329           (43,993)
      Deferred tax                                            (143,977)           13,496
      Other liabilities                                       (175,423)          379,082
                                                        ---------------------------------
  Net cash provided by operating activities              $     530,485     $      95,095
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $     (32,638)    $     (57,796)
  Purchase of available-for-sale securities                       (511)             (527)
  Proceeds from sale of available-for-sale securities           98,419                 0
  Purchase of other assets                                    (179,109)                0
  Proceeds from sale of subsidiary                             337,875                 0
  Purchase of goodwill                                          (3,223)       (1,117,711)
                                                        ---------------------------------
  Net cash provided (used) by investing activities       $     220,813     $  (1,176,034)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                    (5,664)         (153,658)
  Reduction of short-term debt                                (538,192)                0
  Reduction of notes payable                                    (9,218)           (6,409)
  Long-term borrowing                                          900,025                 0
  Repayments from ESOP                                           3,347             4,902
  Return of capital                                                  -           (17,150)
  Redemption of subordinated debenture                                           (50,000)
  Gain (loss) on allocation of ESOP shares                        (848)           (1,127)
                                                        ---------------------------------
  Net cash provided (used) by financing activities       $     349,450     $    (223,442)
                                                        ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     $   1,100,748     $  (1,304,381)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       1,007,619         1,834,683
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $   2,108,367     $     530,302
                                                        =================================

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Change in unrealized gain (loss) on
    securities available-for-sale                               25,541            (5,670)
  Gain (loss) on allocation of ESOP shares                        (848)           (1,127)
  Purchase of goodwill with common stock                             0           250,000
  Purchase of goodwill with committed common stock                   0           500,000
  Purchase of goodwill with long-term liability                      0           250,000
  Purchase of other assets with common stock                   210,000                 0
  Disposal of minority interest                                335,482                 0
  Reduction in other assets                                          0           (63,254)
  Reduction in common stock                                          0           (63,254)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                            June 30, 2003 and 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Integrity Mutual Funds, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2002, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of operating results for the entire year.

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

On May 30, 2003, the Company acquired 100% of the equity stock of Abbington Capital Management, Inc. The purchase consideration was composed of 700,000 shares of the Company common stock determined to have a total value of $210,000. The common stock is to be issued pursuant to the following delivery schedule: 200,000 shares at closing, 200,000 shares on August 31, 2003, 200,000 shares on December 31, 2003, and 100,000 shares on April 30, 2004. As a part of the transaction, the Company received a license for the Portfolio Manager's Stock Selection Matrix, a quantitative investment model for managing equity portfolios.

NOTE 5 - DISCONTINUED OPERATIONS

Effective June 26, 2003, the Company sold its 51% ownership in Magic Internet Services, Inc. The purchase consideration for the Company's 51% ownership consisted of $337,875, which the Company received at closing, as well as an additional maximum payment of $36,975 to be received 90 days after closing.
The additional payment is subject to adjustment based on terms of the contract. The Company currently expects to receive the full amount of the receivable.

The results of Magic Internet Services, Inc. are reported in the Company's Consolidated Statements of Operations separately as discontinued operations. In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

                                                    June 26, 2003       June 30, 2002
------------------------------------------------------------------------------------
Total revenues, net of interest expense            $    233,845        $    281,761
------------------------------------------------------------------------------------
Loss from discontinued operations, net of tax      $    (19,178)       $     (7,866)
Gain on sale of stock of subsidiary, net of tax    $     15,512        $          0
------------------------------------------------------------------------------------
Loss from discontinued operations, net of tax      $     (3,666)       $     (7,866)
------------------------------------------------------------------------------------


                                                    June 26, 2003   December 31, 2002
-------------------------------------------------------------------------------------
Total assets                                        $   753,006        $    784,066
Total liabilities                                        68,532              55,988
-------------------------------------------------------------------------------------
Net assets of discontinued operations               $   684,474        $    728,078
-------------------------------------------------------------------------------------

NOTE 6 - ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consisted of the following as of:

                                              June 30, 2003        December 31, 2002
                                              -------------        -----------------
Amortized Intangible Assets
---------------------------
Carrying amount
   Covenant not to compete                        $    -          $     218,000
                                              --------------------------------------
   Accumulated amortization                            -                177,125
                                              --------------------------------------
Aggregate Amortization Expense
------------------------------
For the six month period ended
   June 30, 2003                              $          -

For the year ended
   December 31, 2002                          $     54,500

The carrying amount of the covenant not to compete was included in the sale of Magic Internet Services, Inc.

NOTE 7 - GOODWILL

The changes in the carrying amount of goodwill for the six month period ended June 30, 2003 are as follows:

                                      Mutual Fund     Internet   Broker-Dealer
                                        Services      Services     Services      Total
-----------------------------------------------------------------------------------------
Balance as of January 1, 2003         $ 4,350,656    $ 427,034  $ 2,456,627  $ 7,234,317
Goodwill acquired during the period       182,333            -            -      182,333
Goodwill disposed of during the period          -     (427,034)           -     (427,034)
Impairment losses                               -            -            -            -
Balance as of June 30, 2003           $ 4,532,989    $       -  $ 2,456,627  $ 6,989,616
-----------------------------------------------------------------------------------------

The above segments are tested for impairment on an annual basis in the second quarter and any impairment adjustments are reflected at that time. The annual impairment assessments were completed on June 30, 2003 and resulted in no impairment adjustments.

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

The Company organizes its current business units into two reportable segments: mutual fund services, and broker-dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to sponsored and nonproprietary mutual funds. The broker-dealer segment distributes shares of nonproprietary mutual funds and insurance products.

As disclosed in Note 5, the Company has classified the results of operations of Magic Internet Services, Inc. (the Internet Services segment) as discontinued operations. The information below has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisitions were retained.


<CAPTION
SEGMENT INFORMATION
-------------------

As of,                                       Mutual Fund    Broker-Dealer
Second Quarter Ended                          Services       Services           Total
-----------------------------------------------------------------------------------------
JUNE 30, 2003
Revenues from
   external customers                      $   909,673      $ 2,145,061     $  3,054,734
Interest expense                                75,719                -           75,719
Depreciation and
   Amortization                                 24,326            1,192           25,518
Income (loss) from continued
   operations                                 (245,646)         242,594           (3,052)
-----------------------------------------------------------------------------------------
JUNE 30, 2002
Revenues from
   external customers                      $ 1,102,104      $ 2,624,832     $  3,726,936
Intersegment
   Revenues                                      57,647              -	            57,647
Interest expense                                 75,792              -	            75,792
Depreciation and
   Amortization                                  23,882          1,110	            24,992
Income (loss) from continued
   operations                                    (6,226)        12,582             6,356
------------------------------------------------------------------------------------------



As of,
Six Months Ended

JUNE 30, 2003
Revenues from
   external customers                      $ 1,801,994      $ 4,672,206     $  6,474,200
Interest expense                               149,837              760          150,597
Depreciation and
   Amortization                                 48,089            2,354           50,443
Income (loss) from continued
   operations                                 (330,174)         420,672           90,498
Segment assets                              12,176,111	        1,477,583       13,653,694
Expenditures for
   segment assets                               31,502	            1,136           32,638
-----------------------------------------------------------------------------------------

JUNE 30, 2002
Revenues from
   external customers                      $ 2,030,406      $ 5,200,588     $  7,230,994
Intersegment
   Revenues                                    115,673                -          115,673
Interest expense                               151,535                -          151,535
Depreciation and
   Amortization                                 47,503            2,227           49,730
Income (loss) from continued
   operations                                   55,931           (6,526)          49,405
Segment assets                              11,324,904	        1,351,126       12,676,030
Expenditures for
   segment assets                               57,536              260           57,796
-----------------------------------------------------------------------------------------

RECONCILIATION OF SEGMENT INFORMATION

                                           As of Three Months
                                           Ended June 30, 2003          June 30, 2002
Revenues
--------
Total revenues for reportable segments    $         3,054,734        $         3,784,583
Elimination of intersegment revenues                        -                    (57,647)
                                          -------------------        -------------------
   Consolidated total revenue             $         3,054,734	        $         3,726,936
                                          ===================        ===================
Profit
------
Total reportable segment profit           $             5,432        $             3,098
                                          ===================        ===================

                                            As of Six Months
                                           Ended June 30, 2003          June 30, 2002
Revenues
--------
Total revenues for reportable segments    $         6,474,200        $        7,346,667
Elimination of intersegment revenues                        -                  (115,673)
                                          -------------------        ------------------
   Consolidated total revenue             $         6,474,200        $        7,230,994
                                          ===================        ==================
Profit
------
Total reportable segment profit           $            86,832        $           41,539
                                          ===================        ==================
Assets
------
Total assets for reportable segments      $        13,653,694        $       12,676,030
Assets of discontinued segment            $                 -        $          765,878
Elimination of intercompany  receivables             (801,864)               (1,140,495)
                                          -------------------        ------------------
   Consolidated assets                    $        12,851,830        $       12,301,413
                                          ===================        ==================

A substantial portion of the Company's revenues depend upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions. The Company provides investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Ranson Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. The Integrity Funds consists of one open-end investment company containing two (2) separate portfolios including The Integrity Equity Fund and The Integrity Income Fund.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of June 30,                                2003      2002      % Change
--------------------------------------------------------------------------
FIXED INCOME
 Tax-Free Funds                              $ 279.0  $ 299.4        (6.80)%
 Corporate Bond Fund                             1.1      0.0
--------------------------------------------------------------------------
TOTAL FIXED INCOME                           $ 280.1  $ 299.4        (6.40)%
--------------------------------------------------------------------------
EQUITY
 Fund of Funds                               $   7.1  $  13.4       (47.0)%
 Equity Fund                                    13.1      0.0
--------------------------------------------------------------------------
TOTAL EQUITY                                    20.2     13.4        50.7 %
--------------------------------------------------------------------------
TOTAL SPONSORED MUTUAL FUNDS - end of period $ 300.3  $ 312.8        (4.0)%
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 300.3  $ 312.8        (4.0)%
==========================================================================
Average for the six month period             $ 292.1  $ 318.3        (8.2)%
==========================================================================

Assets under the Company's management/service were $300.3 million at June 30, 2003, an increase of $4.3 million (1.5%) from December 31, 2002 and a decrease of $12.5 million (4.0%) from June 30, 2002.

RESULTS OF OPERATIONS

Unless otherwise noted, the following discussions relate only to results from continuing operations.

                                     Three months ended        Six months ended
                                          June 30,                  June 30,
                                    ------------------         ----------------
                                    2003          2002         2003        2002
                                 ------------------------------------------------
Net income (loss) from
   Continuing operations        $   (3,052)  $     6,356    $  90,498  $  49,405
Net income (loss) from
   Discontinued operations      $    8,484   $    (3,258)   $  (3,666) $  (7,866)
Net income (loss)               $    5,432   $     3,098    $  86,832  $  41,539
Earnings per share
   Basic:
     Continuing operations      $    (0.00)  $      0.00    $    0.01  $    0.00
     Discontinued operations    $     0.00   $     (0.00)   $   (0.00) $   (0.00)
     Net income (loss)          $     0.00   $      0.00    $    0.01  $    0.00
   Diluted:
     Continuing operations      $    (0.00)  $      0.00    $    0.01  $    0.00
     Discontinued operation     $     0.00   $     (0.00)   $   (0.00) $   (0.00)
     Net income (loss)          $     0.00   $      0.00    $    0.01  $    0.00
                               ------------------------------------------------

Net income (loss) for the second quarter ended June 30, 2003 was net income of $5,432 compared to net income of $3,098 for the same quarter in the previous fiscal year.

Net income (loss) for the six months ended June 30, 2003 was net income of $86,832 compared to net income of $41,539 for the same quarter in the previous fiscal year.

OPERATING REVENUES

Total operating revenues for the second quarter ended June 30, 2003 were $3,054,734, a decrease of 18.0% from June 30, 2002. The decrease is primarily the result of slower market conditions, as well as a decrease in assets under management/service.

Total operating revenues for the six months ended June 30, 2003 were $6,474,200, a decrease of 10.5% from June 30, 2002. The decrease is primarily the result of slower market conditions, as well as a decrease in assets under management/service.

Fee income for the second quarter ended June 30, 2003 was a decrease of 14.8% compared to June 30, 2002. The decrease is primarily the result of a decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued an additional class of shares, Class A shares subject to Front End Sales Loads (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to a .75% minimum as the investment amount increases. Shares subject to the CDSC (Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge.

Fee income for the six months ended June 30, 2003 was a decrease of 11.9% compared to June 30, 2002. The decrease is primarily the result of a decrease in assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares.

Commission income decreased 18.9%, to $2,375,286 for the second quarter ended June 30, 2003 from $2,929,376 for the same period in 2002. The decrease is primarily the result of slower market conditions.

Commission income decreased 10.1%, to $5,080,312 for the six months ended June 30, 2003 from $5,649,116 for the same period in 2002. The decrease is primarily the result of slower market conditions.

OPERATING EXPENSES

Total operating expenses for the second quarter and six months ended June 30, 2003 were $2,966,225 and $6,194,793, respectively, a decrease of 19.1% and 12.0% from the same periods ended June 30, 2002. The 19.1% and 12.0% decreases are a result of the net activity in the major expense categories as described in the paragraphs that follow.

COMPENSATION AND BENEFITS

Total compensation and benefits for the second quarter ended June 30, 2003 were $453,397, a decrease of 3.3% from June 30, 2002. The decrease results from the net effect of an increase in Mutual Fund Services employee compensation and benefits of $21,239, offset by a decrease in Broker-Dealer Services employee compensation and benefits of $36,590.

Total compensation and benefits for the six months ended June 30, 2003 were $846,327, a decrease of 3.2% from June 30, 2002. The decrease is the net effect of an increase in Mutual Fund Services employee compensation and benefits of $58,330 offset by a decrease in Broker-Dealer Services employee compensation and benefits of $86,748.

COMMISSION EXPENSE

Total commission expense for the second quarter ended June 30, 2003 was $1,972,122, a decrease of 23.6% from June 30, 2002. The decrease is related to the decrease in commission income.

Total commission expense for the six months ended June 30, 2003 was $4,353,460, a decrease of 12.6% from June 30, 2002. The decrease is related to the decrease in commission income.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the second quarter ended June 30, 2003 were $404,515, a decrease of 15.4% from June 30, 2002. Total general and administrative expenses for the six months ended June 30, 2003 were $743,032, a decrease of 17.4% from June 30, 2002. The decreases are primarily attributable to consolidation efficiencies relating to CFS, acquired effective January 1, 2002.

SALES COMMISSIONS AMORTIZED

Amortization of deferred sales commissions for the second quarter ended June 30, 2003 decreased 4.6% from June 30, 2002. Amortization of deferred sales commissions for the six months ended June 30, 2003 decreased 12.6% from June 30, 2002. Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. The Company uses an amortization life of eight years, which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and Ranson Managed Portfolios and coincides with conversion of Class B shares to Class A shares as previously stated.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased slightly for the second quarter ended June 30, 2003 and for the six months ended June 30, 2003 compared to the same periods in 2002.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life. Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test. There were no impairment adjustments made during the quarter ended June 30, 2003.

OTHER INCOME (EXPENSES)

Interest and other income increased $38,189 and $46,678 for the second quarter and six months ended June 30, 2003 compared to the same period in 2002 due to reimbursement income relating to CFS, offset by a realized loss on the disposal of available-for-sale securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $530,485 during the six month period June 30, 2003 compared to $95,095 during the six month period ended June 30, 2002. A significant factor contributing to this variance is a decrease in deferred sales commissions capitalized, net of CDSC collected, compared to December 31, 2002.

Net cash provided by investing activities for the six months ended June 30, 2003 was $220,813 compared to net cash used by investing activities of $1,176,034 for the six months ended June 30, 2002. The 2003 activity included proceeds from the sale of available-for-sale securities and proceeds from the sale of Magic Internet Services, Inc., while the 2002 activity included the purchase of goodwill related to the acquisition of CFS.

Net cash provided by financing activities during the six months ended June 30, 2003 was $349,450. The major financing activities for the period were the payment of $250,000 to repurchase 500,000 shares pursuant to the put privilege that was exercised by the previous owners of Capital Financial Services, Inc, the payment of $288,192 to reduce the balance on a commercial bank short-term borrowing, as well as proceeds of $900,025 received from a long-term commercial bank loan.

At June 30, 2003, the Company held $2,108,367 in cash and cash equivalents, as compared to $1,007,619 at December 31, 2002. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $3,083,633 at June 30, 2003 from $2,229,064 at December 31, 2002.

Although the Company has historically relied upon sales of its common stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, a long-term commercial bank loan and lines of credit, and proceeds expected to be generated from a private offering of preferred stock, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company's common stock, and service debt.

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

ARM and CFS revenues are generated from commissions (FESLs) and regular service fees received from various mutual fund and insurance companies. If sales of mutual funds or annuities decline, commission revenues and earnings would be adversely affected. If ARM or CFS's assets under service decline, service fee revenues and earnings would be adversely affected. Lower securities market levels may reduce sales of mutual funds or annuities, and assets under service may contract, thus reducing service fee revenues and earnings.

In seeking to sell fund shares, and market its other services, the Company operates in the highly competitive financial services industry. The Company competes with approximately 8,000 open-end investment companies which offer their shares to the investing public in the United States. In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions, as well as investment advisory firms. Most of these competitors have substantially greater resources than the Company. The Company sells fund shares principally through third party broker-dealers. The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company. Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors. Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms. In seeking to sell fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads. No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of fund shares. However, reduced sales loads would make the sale of fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions or charges in connection with the distribution of fund shares which could have a material adverse effect on the Company's earnings. The ability of the Company to sell fund shares may also be affected by general economic conditions including, amongst other factors, changes in interest rates and the inflation rate. Interest and inflation rate changes may particularly impact the flow of money into mutual funds which invest in fixed-income securities. Each of the Funds except Integrity Fund of Funds, Inc. and the Integrity Equity Fund invests substantially all of its assets in fixed-income securities.

General economic conditions, including interest and inflation rate changes, may also adversely affect the market value of the securities held by the Funds, thus negatively impacting the value of assets under management, and hence the fees earned by the Company. The fact that the investments of each of the tax-free funds are geographically concentrated within a single state makes the market value of such investments particularly vulnerable to economic conditions within such state. In addition, the states in which the investments of the tax-free funds as a group are concentrated are themselves concentrated in certain regions of the United States. The Company's fee revenues may therefore be adversely affected by economic conditions within such regions.

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

ITEM 3  CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.


PART II. OTHER INFORMATION

ITEM 1:       LEGAL PROCEEDINGS

The North Dakota Attorney General Office and the North Dakota Securities Commission have raised issues concerning the Company's status as a North Dakota venture capital corporation, as well as reporting requirements with respect to certain investments made by the Company. To date, no legal action has been filed by the North Dakota Attorney General Office or the North Dakota Securities Commission. The Company is in continuing discussions concerning these issues. A potential consequence of this matter may include a requirement to reorganize the Company as a regular business corporation. Such reorganization, if undertaken, would require a meeting and consent of the Company's shareholders. Since this matter is in preliminary stages, no opinion as to the potential consequences can be provided.

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

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 30, 2003, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

      Number of Votes Cast for:
      Vance A. Castleman                        10,103,156
      Peter A. Quist                            10,153,480
      Myron D. Thompson                         10,153,480
      Robert E. Walstad                         10,098,520
      Richard H. Walstad                        10,091,100

2. To approve appointment of Brady Martz & Associates, P.C. as independent auditor for the Company for the fiscal year ending December 31, 2003.

      For                                       10,214,630
      Against                                      176,810
      Abstain                                       56,372

ITEM 5:       OTHER INFORMATION

Effective as of May 1, 2003, Mark Anderson was hired to fill the positions of President and Chief Operating Officer of the Company, replacing Robert
Walstad. Mr. Walstad will continue as Chief Executive Officer and Chairman of the Company's board of directors. Also effective as of May 1, 2003, the Company hired Jerry Szilagyi as Senior Vice President for Business Development.

On June 3, 2003, the Company announced the consolidation of its two wholly owned broker dealer firms, Capital Financial Services, Inc. (CFS) and ARM Securities Corporation (ARM) into one firm - Capital Financial Services, Inc. The consolidation is designed to increase operating efficiency and promote cost savings. Capital Financial Services, Inc. is a full-service brokerage firm that specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors.

On June 30, 2003, the Company announced it had signed an agreement with Willamette Asset Managers of Portland, Oregon to acquire management rights to the four stock funds in the Willamette Family of Funds. The four funds have combined assets of approximately $60 million. The agreement, which is subject to shareholder and regulatory approval, is expected to close in mid-September of 2003. The purchase agreement calls for total consideration of approximately $1,400,000. The majority of the purchase price, or approximately $900,000, has been placed in an escrow account and is to be paid out on the closing date. The escrow account is classified as cash and cash equivalents on the June 30, 2003 balance sheet. The remaining consideration of approximately $500,000 is to be paid as follows: $350,000 within 5 business days of the one year anniversary of the closing date, and $150,000 within 5 business days of the two year anniversary of the closing date. The total purchase price will be paid by utilizing a commercial bank loan and lines of credit as well as available cash on hand.

On July 1, 2003, the Company announced it had signed an agreement with Forum Financial Group of Portland, Maine to acquire management rights to the Maine and New Hampshire Tax-Saver Bond Funds. The two funds have combined assets of approximately $50 million. The agreement, which is subject to shareholder and regulatory approval, is expected to close in September of 2003. The purchase agreement calls for total consideration of approximately $875,000, which will be paid using proceeds expected to be generated from a private offering of preferred stock. Approximately $500,000 of the purchase price will be paid on the closing date, with the remaining portion of the purchase price to be placed in an escrow account that will be paid out on the first anniversary of the closing date.

Effective July 10, 2003, the names of the Company's wholly-owned subsidiaries, ND Resources, Inc. and ND Money Management, Inc. have been changed to Integrity Fund Services, Inc. and Integrity Money Management, Inc., respectively.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits on page 21 for a descriptive response to this item.

     (b) Reports on Form 8-K

         None

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2003                             By /s/ Robert E. Walstad
                                                   ------------------------
                                                   Robert E. Walstad
                                                   Chief Executive Officer,
                                                   Chairman, and Director
                                                  (Principal Executive Officer)

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
-------

EX-31.1    CEO Certification of Periodic Financial Reports

EX-31.2    CFO Certification of Periodic Financial Reports

EX-32.1    CEO Certification of Periodic Financial Reports

EX-32.2    CFO Certification of Periodic Financial Reports