Form 10QSB
period 2003-09-30
INTEGRITY MUTUAL FUNDS INC
filed 2003-11-13
CIK 944696

FORM 10-QSB

                              Securities and Exchange Commission
                                   Washington, D.C. 20549

                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                             U.S. SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2003

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

Yes        X         No

As of October 24, 2003, there were 13,308,715 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No        X

                               FORM 10-QSB

                     INTEGRITY MUTUAL FUNDS, INC.

                                  INDEX


Part I      FINANCIAL INFORMATION                                Page No.


  Item 1    Financial Statements

            Condensed Consolidated Balance Sheets-
            September 30, 2003 and December 31, 2002                     3

            Condensed Consolidated Statements of Operations-
            Three months ended September 30, 2003 and 2002               4

            Condensed Consolidated Statements of Operations-
            Nine months ended September 30, 2003 and 2002                5

            Condensed Consolidated Statements of Cash Flows-
            Nine months ended September 30, 2003 and 2002                6

            Notes to Condensed Consolidated Financial Statements         7

  Item 2    Management's Discussion and Analysis or
            Plan of Operations                                          10

  Item 3    Controls and Procedures                                     17


Part II     OTHER INFORMATION


  Item 1    Legal Proceedings                                           17

  Item 2    Material Changes in Instruments Defining the Rights
            of Shareholders                                             18

  Item 4    Submission of Matters to a Vote of Security Holders         18

  Item 5    Other Information                                           18

  Item 6    Exhibits and Reports on Form 8-K                            19

            Signatures                                                  20

Part I. FINANCIAL INFORMATION
Item 1.               INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                       September 30,     December 31,
                                                                           2003             2002
                                                                      -----------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $  1,135,867     $  1,007,619
  Cash segregated for the exclusive benefit of customers                         0          319,275
  Securities available-for-sale                                             24,122          109,456
  Accounts receivable                                                    1,065,212        1,111,989
  Prepaids                                                                  63,361           90,604
                                                                      -----------------------------
  Total current assets                                                $  2,288,562     $  2,638,943
                                                                      -----------------------------

PROPERTY AND EQUIPMENT                                                $  1,827,302     $  2,134,719
  Less accumulated depreciation                                           (563,048)        (730,093)
                                                                      -----------------------------
  Net property and equipment                                          $  1,264,254     $  1,404,626
                                                                      -----------------------------
OTHER ASSETS
  Deferred sales commissions                                          $    831,188     $  1,159,165
  Covenant not to compete (net of accumulated amortization
   of $177,125 for 2002)                                                         -           40,875
  Goodwill                                                               8,583,256        7,234,317
  Other assets (net of accumulated amortization
   of $103,939 for 2003 and $89,749 for 2002)                              428,553          215,983
                                                                     ------------------------------
  Total other assets                                                  $  9,842,997     $  8,650,340
                                                                      -----------------------------
TOTAL ASSETS                                                          $ 13,395,813     $ 12,693,909
                                                                      =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Service fees payable                                                $     81,338     $     77,723
  Accounts payable                                                          20,630           26,499
  Other current liabilities                                              1,249,574        1,131,440
  Short-term borrowing                                                           0          555,592
  Current portion of long-term debt                                      1,194,181           17,298
                                                                      -----------------------------
  Total current liabilities                                           $  2,545,723     $  1,808,552
                                                                      -----------------------------
LONG-TERM LIABILITIES
  Notes payable                                                       $  1,347,465     $    461,311
  Subordinated debentures                                                  595,000          595,000
  Corporate notes                                                          962,000          962,000
  Subordinated commercial notes                                            561,000          561,000
  Convertible debentures                                                   250,000          250,000
  Deferred tax liability                                                   108,715          170,000
  Other long-term liabilities                                              211,145                -
  Less current portion of long-term debt                                (1,194,181)         (17,298)
                                                                      -----------------------------
  Total long-term liabilities                                         $  2,841,144     $  2,982,013
                                                                      -----------------------------
TOTAL LIABILITIES                                                     $  5,386,867     $  4,790,565
                                                                      -----------------------------
MINORITY INTEREST IN SUBSIDIARY                                                  -          355,371
                                                                      -----------------------------
TEMPORARY CAPITAL - 1,000,000 shares of common stock,
                    $.0001 par value; put option
                    price of $.50 per share; see Note 4               $   500,000     $    500,000
                                                                      -----------------------------
STOCKHOLDERS' EQUITY
  Common stock - 1,000,000,000 shares authorized, $.0001 par value;
   13,308,715 and 12,470,480 shares issued and outstanding,
   respectively, after the 2:1 forward split effective July 1, 2002   $  8,510,653     $  8,325,179
  Receivable - unearned ESOP shares                                        (83,825)         (88,845)
  Gain on allocation of ESOP shares                                         34,942           36,350
  Accumulated deficit                                                     (952,232)      (1,198,551)
  Accumulated other comprehensive loss                                        (592)         (26,160)
                                                                      -----------------------------
  Total stockholders' equity                                          $  7,508,946     $  7,047,973
                                                                      -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 13,395,813     $ 12,693,909
                                                                      =============================

       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               (Unaudited)
                                                                           Three Months Ended
                                                                              September 30,
                                                                        -------------------------
                                                                             2003         2002
                                                                        -------------------------
OPERATING REVENUES
  Fee income                                                            $   790,142   $   741,660
  Commissions                                                             2,782,267     3,003,093
                                                                        -------------------------
  Total revenue                                                         $ 3,572,409   $ 3,744,753
                                                                        -------------------------
OPERATING EXPENSES
  Compensation and benefits                                             $   500,374   $   425,881
  Commission expense                                                      2,402,412     2,647,404
  General and administrative expenses                                       416,488       433,806
  Sales commissions amortized                                                89,349       117,804
  Depreciation and amortization                                              25,872        26,010
                                                                        -------------------------
  Total operating expenses                                              $ 3,434,495   $ 3,650,905
                                                                        -------------------------

OPERATING INCOME                                                        $   137,914   $    93,848
                                                                        -------------------------

OTHER INCOME (EXPENSES)
  Interest and other income (expense)                                   $    (4,578)  $    19,432
  Interest expense                                                          (68,988)      (75,945)
                                                                        -------------------------
  Net other income (expense)                                            $   (73,566)  $   (56,513)
                                                                        -------------------------

INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)                              $    64,348   $    37,335

INCOME TAX BENEFIT (EXPENSE)                                                 (9,991)        8,389
                                                                        -------------------------
NET INCOME FROM CONTINUING OPERATIONS                                   $    54,357   $    45,724

DISCONTINUED OPERATIONS
  Loss from operation of discontinued internet
    segment (net of tax)                                                $         -   $  (15,401)
  Loss from disposal of internet segment
    (net of tax)                                                             (4,316)           -
                                                                        -------------------------
  Loss from discontinued operations (net of tax)                        $    (4,316)  $  (15,401)
                                                                        -------------------------
NET INCOME                                                              $    50,041   $   30,323
                                                                        =========================

NET INCOME (LOSS) PER SHARE:
   Basic earnings per share
     Continuing operations                                              $       .00   $       .00
     Discontinued operations                                            $      (.00)  $      (.00)
   Diluted earnings per share
     Continuing operations                                              $       .00   $       .00
     Discontinued operations                                            $      (.00)  $      (.00)

AVERAGE COMMON SHARES OUTSTANDING, AFTER 2:1
   FORWARD STOCK SPLIT EFFECTIVE JULY 1, 2002:
     Basic                                                               13,962,551    13,781,072
     Diluted                                                             14,477,703    14,204,149



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                                            Nine Months Ended
                                                                               September 30,
                                                                        -------------------------
                                                                             2003         2002
                                                                        -------------------------
OPERATING REVENUES
  Fee income                                                            $ 2,184,030   $ 2,323,538
  Commissions                                                             7,862,580     8,652,208
                                                                        -------------------------
  Total revenue                                                         $10,046,610   $10,975,746
                                                                        -------------------------
OPERATING EXPENSES
  Compensation and benefits                                             $ 1,346,701   $ 1,300,627
  Commission expense                                                      6,755,872     7,630,246
  General and administrative expenses                                     1,159,520     1,333,778
  Sales commissions amortized                                               290,880       348,311
  Depreciation and amortization                                              76,316        75,739
                                                                        -------------------------
  Total operating expenses                                              $ 9,629,289   $10,688,701
                                                                        -------------------------

OPERATING INCOME                                                        $   417,321   $   287,045
                                                                        -------------------------

OTHER INCOME (EXPENSES)
  Interest and other income                                             $    79,441   $    56,772
  Interest expense                                                         (219,586)     (227,480)
                                                                        -------------------------
  Net other income (expense)                                            $  (140,145)  $  (170,708)
                                                                        -------------------------

INCOME BEFORE INCOME TAX EXPENSE                                        $   277,176   $   116,337

INCOME TAX EXPENSE                                                         (132,321)      (21,208)
                                                                        -------------------------
NET INCOME FROM CONTINUING OPERATIONS                                   $   144,855   $    95,129

DISCONTINUED OPERATIONS
  Loss from operation of discontinued internet
    segment (net of tax)                                                $   (19,178)  $   (23,267)
  Gain from disposal of internet segment
    (net of tax)                                                             11,197             -
                                                                        -------------------------
  Loss from discontinued operations (net of tax)                        $    (7,981)  $   (23,267)
                                                                        -------------------------
NET INCOME                                                              $   136,874   $    71,862
                                                                        =========================

NET INCOME (LOSS) PER SHARE:
   Basic earnings per share
     Continuing operations                                              $       .01   $       .01
     Discontinued operations                                            $      (.00)  $      (.00)
   Diluted earnings per share
     Continuing operations                                              $       .01   $       .01
     Discontinued operations                                            $      (.00)  $      (.00)

AVERAGE COMMON SHARES OUTSTANDING, AFTER 2:1
   FORWARD STOCK SPLIT EFFECTIVE JULY 1, 2002:
     Basic                                                               13,588,661    13,964,808
     Diluted                                                             14,103,813    14,387,885


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                     Nine Months Ended
                                                                       September 30,
                                                                -------------------------
                                                                   2003         2002
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $     136,874     $      71,862
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                             118,542           152,653
     Sales commissions amortized/charged off                   263,338           348,311
     Loss on sale of available-for-sale securities              13,243
     Minority interest                                          19,889           (22,355)
     (Increase) decrease in:
      Cash segregated for customers                            319,275            20,851
      Accounts receivable                                       44,174          (410,942)
      Prepaids                                                  26,800            47,763
      Deferred sales commissions capitalized,
        net of CDSC collected                                   64,639          (161,599)
      Other assets                                             (16,760)          (58,479)
     Increase (decrease) in:
      Service fees payable                                       3,615            (7,831)
      Accounts payable                                          24,562           (36,839)
      Deferred tax                                            (166,324)          (46,784)
      Other liabilities                                        (12,096)          290,514
                                                        ---------------------------------
  Net cash provided by operating activities              $     839,771     $     187,125
                                                        ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     $     (60,207)    $     (73,018)
  Purchase of available-for-sale securities                       (761)             (794)
  Proceeds from sale of available-for-sale securities           98,419                 0
  Purchase of other assets                                  (1,143,274)                0
  Proceeds from sale of subsidiary                             337,875                 0
  Purchase of goodwill                                          (3,223)       (1,117,711)
                                                        ---------------------------------
  Net cash used by investing activities                  $    (771,171)    $  (1,191,523)
                                                        ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                   (24,526)         (161,744)
  Reduction of short-term debt                                (805,592)                0
  Increase in notes payable                                    886,154            (9,607)
  Subordinated commercial note issue                                 -           511,000
  Short-term borrowing                                               -           650,040
  Repayments from ESOP                                           5,020             6,575
  Return of capital                                                  -           (17,150)
  Redemption of subordinated debenture                               -           (50,000)
  Redemption of debenture                                            -          (940,000)
  Loss on allocation of ESOP shares                             (1,408)           (1,638)
                                                        ---------------------------------
  Net cash provided (used) by financing activities       $      59,648     $     (12,524)
                                                        ---------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     $     128,248     $  (1,016,922)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               1,007,619         1,834,683
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   1,135,867     $     817,761
                                                       =================================
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Change in unrealized gain (loss) on
    securities available-for-sale                               25,567           (24,200)
  Loss on allocation of ESOP shares                             (1,408)           (1,638)
  Purchase of goodwill with temporary capital                        0           750,000
  Purchase of goodwill with long-term liability                      0           250,000
  Purchase of other assets with common stock                   210,000                 0
  Disposal of minority interest                                335,482                 0
  Reduction in other assets                                          0           (63,254)
  Reduction in common stock                                          0           (63,254)
  Increase in other assets                                     629,476                 0
  Increase in short-term debt                                 (418,331)                0
  Increase in long-term debt                                  (211,145)                0

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             September 30, 2003 and 2002

NOTE 1 - BASIS OF PRESENTATION

On June 3, 2003, the Company announced the consolidation of its two wholly owned broker dealer firms, Capital Financial Services, Inc. (CFS) and ARM Securities Corporation (ARM) into one firm - Capital Financial Services, Inc. The consolidation was designed to increase operating efficiency and promote cost savings. Capital Financial Services, Inc. is a full-service brokerage firm that specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors.

Effective July 10, 2003, the names of the Company's wholly-owned subsidiaries, ND Resources, Inc. and ND Money Management, Inc. were changed to
Integrity Fund Services, Inc. and Integrity Money Management, Inc., respectively.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of operating results for the entire year.

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

NOTE 4 - BUSINESS ACQUISITIONS

On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc. ("CFS"), a full-service brokerage firm based in Madison, Wisconsin. CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 135 investment representatives and investment advisors.

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

Also pursuant to the terms of the purchase agreement whereby CFS was acquired, on January 15, 2003, the Company issued convertible debentures divided among the prior shareholders of CFS in the total amount of $250,000. The debenture principal will be payable January 15, 2006 and will pay interest on the principal sum from January 15, 2003 at the rate of four percent (4%) per annum on a semi-annual basis beginning on July 15, 2003 and thereafter on January 15th and July 15th of each year until the principal balance is paid. All payments will be applied first to interest and any remainder to reduction of principal. The debenture will be convertible as follows: beginning on the date of issuance and until the principal is paid in accordance with the terms of this agreement, the holder of this convertible debenture shall have the option to convert all or any portion of this convertible debenture to $.0001 par value common stock of the Company at the rate of two shares for each one dollar of convertible debenture (2 shares per $1.00 converted) issued by the debenture holder.

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

On May 23, 2003, the Company acquired the management rights to the CNB Funds which include the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund. The purchase agreement called for total consideration of approximately $285,000. The majority of the purchase price, or approximately $160,000, was paid upon closing. The remaining consideration of approximately $125,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows: $62,500 at the one year anniversary of the closing date, and $62,500 at the two year anniversary of the closing date. The total purchase price will be paid by using available cash on hand.

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds. The four funds have combined assets of approximately $60 million. The purchase agreement called for total consideration of approximately $1,400,000. The majority of the purchase price, or approximately $900,000 was paid upon closing. The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows: $350,000 within 5 business days of the one year anniversary of the closing date, and $150,000 within 5 business days of the two year anniversary of the closing date. The total purchase price will be paid by utilizing a commercial bank loan and lines of credit as well as available cash on hand.

NOTE 5 - DISCONTINUED OPERATIONS

Effective June 26, 2003, the Company sold its 51% ownership in Magic
Internet Services, Inc. The purchase consideration for the Company's 51% ownership consisted of $337,875, which the Company received at closing, as well as an additional maximum payment of $36,975 to be received 90 days after closing. The additional payment was subject to adjustment based on terms of the contract. The Company received a final payment of $29,621.55 in October of 2003 resulting in a final adjusted gain (net of tax) from the sale of stock of subsidiary of $11,197.

The results of Magic Internet Services, Inc. are reported in the Company's Consolidated Statements of Operations separately as discontinued operations. In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

                                                    June 26, 2003     September 30, 2002
---------------------------------------------------------------------------------------
Total revenues, net of interest expense            $    233,845        $    417,321
---------------------------------------------------------------------------------------
Loss from discontinued operations, net of tax      $    (19,178)       $    (23,267)
Gain from sale of stock of subsidiary, net of tax  $     11,197        $          0
---------------------------------------------------------------------------------------
Loss from discontinued operations, net of tax      $     (7,981)       $    (23,267)
---------------------------------------------------------------------------------------


                                                    June 26, 2003   December 31, 2002
-------------------------------------------------------------------------------------
Total assets                                        $   753,006        $    784,066
Total liabilities                                        68,532              55,988
-------------------------------------------------------------------------------------
Net assets of discontinued operations               $   684,474        $    728,078
-------------------------------------------------------------------------------------

NOTE 6 - ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consisted of the following as of:

                                              June 30, 2003        December 31, 2002
                                              -------------        -----------------
Amortized Intangible Assets
---------------------------
Carrying amount
   Covenant not to compete                        $    -          $     218,000
                                              --------------------------------------
   Accumulated amortization                            -                177,125
                                              --------------------------------------
Aggregate Amortization Expense
------------------------------
For the nine month period ended
   September 30, 2003                         $          -

For the year ended
   December 31, 2002                          $     54,500

The carrying amount of the covenant not to compete was included in the sale of Magic Internet Services, Inc.

NOTE 7 - GOODWILL

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2003 are as follows:

                                      Mutual Fund     Internet   Broker-Dealer
                                        Services      Services     Services      Total
-----------------------------------------------------------------------------------------
Balance as of January 1, 2003         $ 4,350,656    $ 427,034  $ 2,456,627  $ 7,234,317
Goodwill acquired during the period     1,772,750            -        3,223    1,775,973
Goodwill disposed of during the period          -     (427,034)           -     (427,034)
Impairment losses                               -            -            -            -
Balance as of September 30, 2003      $ 6,123,406    $       -  $ 2,459,850  $ 8,583,256
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

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

Integrity Mutual Funds, Inc. derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Integrity Mutual Funds. Capital Financial Services, Inc. (CFS) provides another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

The Company organizes its current business units into two reportable segments: mutual fund services, and broker-dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to sponsored mutual funds. The broker-dealer segment distributes shares of nonproprietary mutual funds and insurance products.

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

SEGMENT INFORMATION
-------------------

<CATPAION>
As of,                                        Mutual Fund    Broker-Dealer
Third Quarter Ended                            Services        Services           Total
-----------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
Revenues from
   external customers                      $    966,390   $  2,606,019       $  3,572,409
Interest expense                                 68,988             -              68,988
Depreciation and
   Amortization                                  24,671          1,201             25,872
Income (loss) from continued
   Operations                                  (121,368)       175,725             54,357
-----------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
Revenues from
   external customers                     $    936,093    $  2,808,660       $  3,744,753
Intersegment
   Revenues                                     71,269               -             71,269
Interest expense                                75,945               -             75,945
Depreciation and
   Amortization                                 24,869           1,141             26,010
Income (loss) from continued
   Operations                                   42,363           3,361             45,724
-----------------------------------------------------------------------------------------
As of,
Nine Months Ended
SEPTEMBER 30, 2003
Revenues from
   external customers                     $  2,768,384    $  7,278,226       $ 10,046,610
Interest expense                               218,825             761            219,586
Depreciation and
   Amortization                                 72,760           3,556             76,316
Income (loss) from continued
   Operations                                 (451,541)        596,396            144,855
Segment assets                              12,704,772       1,492,905         14,197,677
Expenditures for
   segment assets                               58,927           1,280             60,207
-----------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
Revenues from
   external customers                     $  2,966,498    $  8,009,248       $ 10,975,746
Intersegment
   Revenues                                    186,942               -            186,942
Interest expense                               227,480               -            227,480
Depreciation and
   Amortization                                 72,371           3,368             75,739
Income (loss) from continued
   operations                                   98,294          (3,165)            95,129
Segment assets                              11,946,054       1,179,933         13,125,987
Expenditures for
   segment assets                               71,095           1,923             73,018
-----------------------------------------------------------------------------------------

RECONCILIATION OF SEGMENT INFORMATION

                                                    As of Three Months Ended
                                           September 30, 2003        September 30, 2002
Revenues
--------
Total revenues for reportable segments    $         3,572,409        $         3,816,022
Elimination of intersegment revenues                        -                    (71,269)
                                          -------------------        -------------------
   Consolidated total revenue             $         3,572,409        $         3,744,753
                                          ===================        ===================

Profit
------
Total reportable segment profit           $            50,041        $            30,323
                                          ===================        ===================


                                                        As of Nine Months Ended
                                         September 30, 2003        September 30, 2002
Revenues
--------
Total revenues for reportable segments    $        10,046,610        $       11,162,688
Elimination of intersegment revenues                        -                  (186,942)
                                          -------------------        -------------------
   Consolidated total revenue             $        10,046,610        $       10,975,746
                                          ===================        ==================

Profit
------
Total reportable segment profit           $            136,874       $           71,862
                                          ====================       ===================
Assets
------
Total assets for reportable segments      $         14,197,677       $       12,795,457
Assets of discontinued segment            $                  -       $          708,417
Elimination of intercompany  receivables              (801,864)              (1,140,495)
                                          --------------------        ------------------
   Consolidated assets                    $         13,395,813       $       12,363,379
                                          ====================       ==================

A substantial portion of the Company's revenues depend upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions. The Company provides investment management, distribution, shareholder services, fund accounting and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Ranson Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of four (4) open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc. Ranson Managed Portfolios consists of one open-end investment company containing four (4) separate portfolios including The Kansas Municipal Fund, The Kansas Insured Intermediate Fund, The Nebraska Municipal Fund, and The Oklahoma Municipal Fund. The Integrity Funds consists of one open-end investment company containing six (6) separate portfolios including
Integrity Equity Fund, Integrity Income Fund, Integrity Value Fund,
Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, and Integrity Technology Fund.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of September 30,                            2003      2002      % Change
--------------------------------------------------------------------------
FIXED INCOME
 Tax-Free Funds                              $ 269.9  $ 292.8        (7.8)%
 Corporate Bond Fund                             1.0      0.0
--------------------------------------------------------------------------
TOTAL FIXED INCOME                           $ 270.9  $ 292.8        (7.5)%
--------------------------------------------------------------------------
EQUITY
 Fund of Funds                               $   6.9  $  10.8       (36.1)%
 Equity Funds                                   71.8      0.0
--------------------------------------------------------------------------
TOTAL EQUITY                                    78.7     10.8       628.7 %
--------------------------------------------------------------------------
TOTAL SPONSORED MUTUAL FUNDS - end of period $ 349.6  $ 303.6        15.2 %
--------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT/SERVICE        $ 349.6  $ 303.6        15.2 %
==========================================================================
Average for the nine month period            $ 298.8  $ 313.6        (4.7)%
==========================================================================

Assets under the Company's management/service were $349.6 million at September 30, 2003, an increase of $53.6 million (18.1%) from December 31, 2002 and an increase of $46.0 million (15.2%) from September 30, 2002.

RESULTS OF OPERATIONS

Unless otherwise noted, the following discussions relate only to results from continuing operations.

                                     Three months ended       Nine months ended
                                       September 30,             September 30,
                                    ------------------         ----------------
                                    2003          2002         2003        2002
                                ------------------------------------------------
Net income (loss) from
   Continuing operations        $   54,357   $    45,724    $ 144,855  $  95,129
Net income (loss) from
   Discontinued operations      $   (4,316)  $   (15,401)   $  (7,981) $ (23,267)
Net income (loss)               $   50,041   $    30,323    $ 136,874  $  71,862
Earnings per share
   Basic:
     Continuing operations      $     0.00   $      0.00    $    0.01  $    0.01
     Discontinued operations    $    (0.00)  $     (0.00)   $   (0.00) $   (0.00)
     Net income (loss)          $     0.00   $      0.00    $    0.01  $    0.01
   Diluted:
     Continuing operations      $     0.00   $      0.00    $    0.01  $    0.01
     Discontinued operation     $    (0.00)  $     (0.00)   $   (0.00) $   (0.00)
     Net income (loss)          $     0.00   $      0.00    $    0.01  $    0.01
                                ------------------------------------------------

Net income (loss) for the third quarter ended September 30, 2003 was net income of $50,041 compared to net income of $30,323 for the same quarter in the previous fiscal year.

Net income (loss) for the nine months ended September 30, 2003 was net income of $136,874 compared to net income of $71,862 for the same period in the previous fiscal year.

OPERATING REVENUES

Total operating revenues for the third quarter ended September 30, 2003 were $3,572,409, a decrease of 4.6% from September 30, 2002. Total operating revenues for the nine months ended September 30, 2003 were $10,046,610, a decrease of 8.5% from September 30, 2002. The decreases are primarily the result of lower commission income.

Fee income for the third quarter ended September 30, 2003 was an increase of 6.5% compared to September 30, 2002. The increase is primarily the result of an increase in average monthly assets under management/service offset by the reduction in fees charged to Class A shares converted from Class B shares. Beginning January 2000, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and South Dakota Tax-Free Fund, Inc. issued an additional class of shares, Class A shares subject to Front End Sales Loads (FESLs). These shares are subject to a maximum front-end sales load of 4.25% scaled down to a .75% minimum as the investment amount increases. Shares subject to the CDSC
(Class B shares) would automatically convert to Class A shares (and would no longer be subject to the higher Rule 12b-1 fees) approximately 8 years after the date on which such Class B shares were purchased. The conversion would be made based on the relative net asset values of Class A and Class B shares, without imposing any load, fee or other charge.

Fee income for the nine months ended September 30, 2003 decreased 6.0% compared to September 30, 2002. The decrease is primarily the result of a decrease in average monthly assets under management/service and to a lesser extent from the reduction in fees charged to Class A shares converted from Class B shares.

Commission income decreased 7.4%, to $2,782,267 for the third quarter ended September 30, 2003 from $3,003,093 for the same period in 2002. Commission income decreased 9.1%, to $7,862,580 for the nine months ended September 30, 2003 from $8,652,208 for the same period in 2002. The decreases are primarily the result of general market conditions and specific product availability.

OPERATING EXPENSES

Total operating expenses for the third quarter and nine months ended September 30, 2003 were $3,434,495 and $9,629,289, respectively, a decrease of 5.9% and 9.9% from the same periods ended September 30, 2002. The 5.9% and 9.9% decreases are a result of the net activity in the major expense categories as described in the paragraphs that follow.

COMPENSATION AND BENEFITS

Total compensation and benefits for the third quarter ended September 30, 2003 were $500,374, an increase of 17.5% from September 30, 2002. Total compensation and benefits for the nine months ended September 30, 2003 were $1,346,701, an increase of 3.5% from September 30, 2002. The increases result primarily from the addition of several new employees to the Company and to a lesser extent from normal annual compensation adjustments.

COMMISSION EXPENSE

Total commission expense for the third quarter ended September 30, 2003 was $2,402,412, a decrease of 9.3% from September 30, 2002. Total commission expense for the nine months ended September 30, 2003 was $6,755,872, a decrease of 11.5% from September 30, 2002. The decreases are related to the decreases in commission income.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses for the third quarter ended September 30, 2003 were $416,488, a decrease of 4.0% from September 30, 2002. Total general and administrative expenses for the nine months ended September 30, 2003 were $1,159,520, a decrease of 13.1% from September 30, 2002.
The decreases are primarily attributable to consolidation efficiencies relating to CFS, acquired effective January 1, 2002.

SALES COMMISSIONS AMORTIZED

Amortization of deferred sales commissions for the third quarter ended September 30, 2003 decreased 24.2% from September 30, 2002. Amortization of deferred sales commissions for the nine months ended September 30, 2003 decreased 16.5% from September 30, 2002. Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis. The Company uses an amortization life of eight years, which best approximates management's estimate of the average life of investor's accounts in the Integrity Mutual Funds and coincides with conversion of Class B shares to Class A shares as previously stated.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 0.5% for the third quarter ended September 30, 2003 and increased 0.8% for the nine months ended September 30, 2003 compared to the same periods in 2002.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life. Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test. There were no impairment adjustments made during the quarter ended September 30, 2003.

OTHER INCOME (EXPENSES)

Interest and other income (expenses) decreased $24,010 and increased $22,669 for the third quarter and nine months ended September 30, 2003 compared to the same periods in 2002. These changes result primarily to reimbursements and expenses relating to the CFS annual sales and compliance meeting.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $839,771 during the nine month period September 30, 2003 compared to $187,125 during the nine month period ended September 30, 2002. A significant factor contributing to this variance is a decrease in deferred sales commissions capitalized, net of CDSC collected, compared to December 31, 2002.

Net cash used by investing activities for the nine months ended September 30, 2003 was $771,171 compared to net cash used by investing activities of $1,191,523 for the nine months ended September 30, 2002. The 2003 activity included proceeds from the sale of available-for-sale securities, proceeds from the sale of Magic Internet Services, Inc., and the acquisition of management rights to two CNB Funds and four stock funds in the Willamette Family of Funds. The 2002 activity included the purchase of goodwill related to the acquisition of CFS.

Net cash provided by financing activities during the nine months ended September 30, 2003 was $59,648. The major financing activities for the period were the payment of $250,000 to repurchase 500,000 shares pursuant to the put privilege that was exercised by the previous owners of Capital Financial Services, Inc., the payment of $555,592 to pay off the balance on a commercial bank short-term borrowing, as well as proceeds of $900,025 received from a long-term commercial bank loan.

At September 30, 2003, the Company held $1,135,867 in cash and cash equivalents, as compared to $1,007,619 at December 31, 2002. Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $2,225,201 at September 30, 2003 from $2,229,064 at December 31, 2002.

Although the Company has historically relied upon sales of its common stock and debt instruments for liquidity and growth, management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, a long-term commercial bank loan and lines of credit, proceeds generated from potential private offerings of preferred or common stock, and proceeds generated from potential transactions with private lenders, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months. Management expects that the principal needs for cash may be to advance sales commissions on Funds subject to contingent deferred sales charges, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company's common stock, and service debt.

At September 30, 2003, total current liabilities exceeded total current assets by $257,000. Current liabilities include $962,000 of corporate notes that mature June 30, 2004. This cash requirement may be met by utilizing existing cash, a long-term commercial bank loan and lines of credit, proceeds generated from potential private offerings of preferred or common stock, proceeds generated from potential transactions with private lenders, or any combination thereof.

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

Prior to the acquisition of CFS, the Company derived substantially all of its revenues from fees relating to the management of, and provision of services to, the Funds. The fees earned by the Company are generally calculated as a percentage of assets under management/service. If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected. Assets under management/service may decline because redemptions of fund shares exceed sales of fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

CFS revenues are generated from commissions (FESLs) and regular service fees received from various mutual fund and insurance companies. If sales of mutual funds or annuities decline, commission revenues and earnings would be adversely affected. If CFS's assets under service decline, service fee revenues and earnings would be adversely affected. Lower securities market levels may reduce sales of mutual funds or annuities, and assets under service may contract, thus reducing service fee revenues and earnings.

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

Item 3  CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2003.

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

On May 31, 2002, the shareholders of the Company approved a two for one
(2:1) forward stock split of the issued and outstanding common stock of the Company which took effect on July 1, 2002. The forward stock split increased the number of issued and outstanding shares of common stock of the Company as of July 1, 2002 from approximately 6,500,000 to approximately 13,000,000. Except for changes in the number of shares of stock issued and outstanding, the rights and privileges of holders of shares of common stock remain the same, both before and after the forward stock split. Commencing on July 1, 2002, each currently outstanding common stock certificate was deemed for all corporate purposes to evidence ownership of the increased number of shares resulting from the forward stock split. New stock certificates reflecting the number of shares resulting from the stock split will be issued only as currently outstanding certificates are transferred or upon request of individual shareholders.

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

On May 23, 2003, the Company acquired the management rights to the CNB Funds which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund. The purchase agreement called for total consideration of approximately $285,000. The majority of the purchase price, or approximately $160,000, was paid upon closing.
The remaining consideration of approximately $125,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows: $62,500 at the one year anniversary of the closing date, and $62,500 at the two year anniversary of the closing date. The total purchase price will be paid by using available cash on hand.

On May 30, 2003, a plan was adopted that granted the members of the Company board of directors 1,000 of the Company's common shares annually as additional compensation beginning in the year 2003. Further, each member is to be granted an additional 1,000 shares for each year that the member has served on the Board since the Company's inception. No shares have yet been issued.

On June 3, 2003, the Company announced the consolidation of its two wholly owned broker dealer firms, Capital Financial Services, Inc. (CFS) and ARM Securities Corporation (ARM) into one firm - Capital Financial Services, Inc. The consolidation was designed to increase operating efficiency and promote cost savings. Capital Financial Services, Inc. is a full-service brokerage firm that specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors.

On September 19, 2003, the Company acquired the management rights to four stock funds in the Willamette Family of Funds. The four funds had combined assets of approximately $60 million. The purchase agreement called for total consideration of approximately $1,400,000. The majority of the purchase price, or approximately $900,000, was paid upon closing. The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:
$350,000 within 5 business days of the one year anniversary of the closing date, and $150,000 within 5 business days of the two year anniversary of the closing date. The total purchase price will be paid by utilizing a commercial bank loan and lines of credit as well as available cash on hand.

On July 1, 2003, the Company announced it had signed an agreement with Forum Financial Group of Portland, Maine to acquire management rights to the Maine and New Hampshire Tax-Saver Bond Funds. The two funds have combined assets of approximately $50 million. The agreement, which is subject to shareholder and regulatory approval, is expected to close in December of 2003. The purchase agreement calls for total consideration of approximately $875,000, which may be paid using proceeds generated from a potential private offering of preferred or common stock, or proceeds generated from a potential transaction with private lenders. Approximately $500,000 of the purchase price will be paid on the closing date, with the remaining portion of the purchase price to be placed in an escrow account that will be paid out on the first anniversary of the closing date subject to adjustment based on retention of assets in the funds.

Effective July 10, 2003, the names of the Company's wholly-owned subsidiaries, ND Resources, Inc. and ND Money Management, Inc. were changed to Integrity Fund Services, Inc. and Integrity Money Management, Inc., respectively.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See Index to Exhibits on page 21 for a descriptive response to this item.

     (b) Reports on Form 8-K

         Form 8-K dated September 11, 2003 - Item 4: Change in Registrant's Certifying Public Accountant for the Integrity Funds (formerly known as the Canandaigua Funds.)

         Form 8-K/A dated September 24, 2003 - Item 4: Change in Registrant's Certifying Public Accountant for the Integrity Funds (formerly known as the Canandaigua Funds.)

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2003                          By /s/ Robert E. Walstad
                                                  ------------------------
                                                  Robert E. Walstad
                                                  Chief Executive Officer,
                                                  Chairman, and Director
                                                 (Principal Executive Officer)


Date:  November 13, 2003                          By /s/ Heather Ackerman
                                                  ------------------------
                                                  Heather Ackerman
                                                  Chief Financial Officer

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
-------

EX-31.1    CEO Certification of Periodic Financial Reports

EX-31.2    CFO Certification of Periodic Financial Reports

EX-32.1    CEO Certification of Periodic Financial Reports

EX-32.2    CFO Certification of Periodic Financial Reports