Form 10KSB
period 2004-01-31
INTEGRITY MUTUAL FUNDS INC
filed 2004-03-30
CIK 944696

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.:  0-25958

INTEGRITY MUTUAL FUNDS, INC.

(exact name of Registrant as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction of incorporation or organization	(IRS Employer
Identification Number)

1 Main Street North

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

YES [X]                                NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

The issuer's revenues for the year ended December 31, 2003 were $13,956,173.

On February 27, 2004, there were 13,490,843 shares of the Registrant's common stock outstanding.

Aggregate market value of voting stock held by non-affiliates of the registrant as of February 27, 2004: $5,258,820.

Documents Incorporated by Reference

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2004 are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:                                YES [ ]                                NO [X]

PART I

Item 1.  Description of Business

DEVELOPMENT OF BUSINESS

Integrity Mutual Funds, Inc. ("the Company") is a holding company engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," (formerly Ranson Managed Portfolios) and “The Integrity Funds,” hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of four open-end investment companies including ND Tax-Free Fund, Inc.(“ND Tax-Free Fund”), Montana Tax-Free Fund, Inc.(“Montana Tax-Free Fund”), South Dakota Tax-Free Fund, Inc. (“South Dakota Tax-Free Fund”), and Integrity Fund of Funds, Inc. (“Integrity Fund of Funds”).  Integrity Managed Portfolios consists of one open-end investment company containing six separate portfolios including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund. The Integrity Funds currently consists of one open-end investment company containing six separate portfolios including Integrity Equity Fund, Integrity Income Fund, Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, and Integrity Technology Fund.  The Company also sells mutual funds and insurance products through another wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”).

As of December 31, 2003, total assets under management/service in the Funds was approximately $394.3 million, compared to approximately $296.0 million as of December 31, 2002 and approximately $318.3 million as of December 31, 2001.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987 as a North Dakota corporation by Robert E. Walstad, Chief Executive Officer of the Company.  The Company's offices are at 1 North Main Street, Minot, North Dakota 58703.  As of December 31, 2003, the Company had 41 full-time employees and 2 part-time employees, consisting of officers, investment management, securities distribution, shareholder services, data processing, law, accounting and clerical support staff.

On May 25, 2000, the Company acquired ARM Securities Corporation for cash.  On January 15, 2002, the Company acquired all the assets of Capital Financial Services, Inc., a full-service brokerage firm based in Madison, Wisconsin for cash, common stock subject to a put option, stock options, and convertible debentures.  The broker-dealer specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 135 investment representatives and investment advisors. On June 3, 2003, the Company announced the consolidation of its two wholly owned broker dealer firms, ARM Securities Corporation and Capital Financial Services, Inc., into one firm – Capital Financial Services, Inc.  The consolidation was designed to increase operating efficiency and promote cost savings.

On May 23, 2003, the Company acquired the management rights to the CNB Funds, which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $62,500 at the one year anniversary of the closing date, and $62,500 at the two year anniversary of the closing date.  The total purchase price will be paid by using available cash on hand.

On May 30, 2003, the Company acquired 100% of the equity stock of Abbington Capital Management, Inc.  The purchase consideration was composed of 700,000 shares of unregistered $.0001 par value common stock of the Company determined to have a total value of $210,000.  The common stock is to be issued in a private transaction, exempt from Federal Securities and Exchange Commission (“SEC”) or any state securities commission registration, pursuant to the following delivery schedule:  200,000 shares at closing, 200,000 shares on August 31, 2003, 200,000 shares on December 31, 2003, and 100,000 shares on April 30, 2004.  As a part of the transaction, the Company received a license for the Portfolio Manager’s Stock Selection Matrix, a quantitative investment model for managing equity portfolios.

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $60 million.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within 5 business days of the one year anniversary of the closing date, and $150,000 within 5 business days of the two year anniversary of the closing date.  The total purchase price will be paid by utilizing an existing commercial bank loan and existing lines of credit, as well as available cash on hand.

On December 19, 2003, the Company acquired the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group.  The two funds have combined assets of approximately $50 million.  The purchase agreement called for total consideration of approximately $750,000.  The majority of the purchase price, or approximately $425,000, was paid upon closing.  The remaining consideration of approximately $325,000, which is subject to adjustment based on retention of assets in the funds, has been placed in an escrow account that will be paid out on the first anniversary of the closing date.  The total purchase price has been paid by using cash generated from a private offering of preferred stock.

THE COMPANY'S SUBSIDIARIES

The Company derives most of its income from two lines of business.  The first line of business provides investment management, distribution, shareholder services, accounting and related services to the Funds. The other provides order processing, regulatory oversight, concession processing, and other related services to registered securities representatives transacting securities business for their clients. As a result, the Company is economically dependent on the Funds, the representatives, and others for substantially all of its revenue and income. These businesses are conducted through the wholly-owned subsidiary companies described below. Revenues generated by the subsidiaries fund services are derived primarily from fees based on the level of assets under management. Revenues generated by the broker-dealer’s support of securities sales are derived primarily through a sharing of sales concessions paid by the products being sold to clients.

Integrity Money Management, Inc.

Integrity Money Management, Inc. ("Integrity Money Management," formerly ND Money Management, Inc.) is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act").  Integrity Money Management provides investment advisory services under investment advisory agreements with the Funds.  As of December 31, 2003, Integrity Money Management managed approximately $394.3 million of assets under management/service.  Effective July 10, 2003, the name of the Company’s wholly-owned subsidiary, ND Money Management, Inc. was changed to Integrity Money Management, Inc.

ND Capital, Inc.

ND Capital, Inc. ("ND Capital") is registered with the SEC as a broker-dealer, is a member of the National Association of Securities Dealers, Inc. (the "NASD"), and serves as principal underwriter and distributor for ND Tax-Free Fund, Montana Tax-Free Fund, South Dakota Tax-Free Fund, and Integrity Fund of Funds.  ND Capital earns commissions on the sales of Funds with front-end sales loads (FESLs), Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by each such Fund and contingent deferred sales charges ("CDSCs") from shareholders of such Funds if they redeem their shares within 5 years after their purchase.

Integrity Funds Distributor, Inc.

Integrity Funds Distributor, Inc. ("Integrity Funds Distributor," formerly Ranson Capital Corporation) is registered with the SEC as a broker-dealer and is also a member of the NASD. Integrity Funds Distributor serves as principal underwriter for the Integrity Managed Portfolios and The Integrity Funds, and earns Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Integrity Managed Portfolios and The Integrity Funds.  Integrity Funds Distributor also earns the underwriter's portion of FESLs in connection with sales of shares of the Integrity Managed Portfolios and The Integrity Funds effected by other broker-dealers. Effective November 21, 2003, the name of the Company’s wholly-owned subsidiary, Ranson Capital Corporation, was changed to Integrity Funds Distributor, Inc.

Integrity Fund Services, Inc.

Integrity Fund Services, Inc. ("Integrity Fund Services," formerly ND Resources, Inc.) is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the “Exchange Act”).  Integrity Fund Services provides shareholder record-keeping services and acts as transfer agent and dividend-paying agent for the Funds.  Integrity Fund Services also provides business management services, including fund accounting, compliance and other related administrative activities for the Funds.  Integrity Fund Services is compensated for providing these services under agreements with each Fund, and is reimbursed for out-of-pocket expenses. Effective July 10, 2003, the name of the Company’s wholly-owned subsidiary, ND Resources, Inc. was changed to Integrity Fund Services, Inc.

Capital Financial Services, Inc.

On January 15, 2002 the Company acquired all the assets of Capital Financial Services, Inc. (“CFS”), a full-service brokerage firm based in Madison, Wisconsin. CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer. The broker-dealer and investment advisor specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 140 investment representatives and investment advisors. On June 3, 2003, the Company announced the consolidation of its two wholly owned broker dealer firms, Capital Financial Services, Inc. and ARM Securities Corporation, into one firm – Capital Financial Services, Inc.  The consolidation was designed to increase operating efficiency and promote cost savings.

Magic Internet Services, Inc.

Effective June 26, 2003, the Company sold its 51% ownership in Magic Internet Services, Inc.

DESCRIPTION OF BUSINESS

Investment Advisory Services

Integrity Money Management acts as the investment advisor to the Integrity Mutual Funds, Integrity Managed Portfolios, and Integrity Funds Trust, pursuant to investment advisory agreements with such Funds.  Integrity Money Management generally supervises and implements the Funds' investment activities, including determining which securities to buy and sell, and which broker-dealers to effect Fund securities transactions through.

Generally, each Fund pays Integrity Money Management an investment advisory fee, payable monthly and based on the Fund's net assets.  Investment advisory fees are generally voluntarily waived or reduced, and the investment advisor may absorb other Fund expenses for a period of time to ensure that the Funds have competitive fee structures.

The investment advisory agreements pursuant to which Integrity Money Management provides investment advisory services continue in effect for successive annual periods as long as such continuance is approved annually by (a) either (i) a majority vote cast in person at a meeting of the relevant Fund's Board of Directors or Trustees called for that purpose, or (ii) a vote of the holders of a majority of the relevant Fund's outstanding voting securities, and (b) a majority of the relevant Fund's directors or trustees who are not parties to the investment advisory agreement or interested persons of the Funds or the Company within the meaning of the Advisers Act.

Either party may terminate the investment advisory agreement without penalty after specified written notice.  Each investment advisory agreement also automatically terminates in the event of its "assignment", as defined in the Advisers Act. The termination of one or more investment advisory agreements between Integrity Money Management and the Funds would have a material adverse impact on the Company.  To date, no such investment advisory agreements have been terminated.

Transfer Agency, Fund Accounting, and Administrative Services

Transfer agency, fund accounting, and other shareholder administrative services are provided to the Funds by Integrity Fund Services.  Integrity Fund Services receives fees from the Funds and others for providing such services pursuant to contracts with the Funds.  The contracts generally provide for Integrity Fund Services to be paid its servicing fees based on the net assets of each Fund, subject to certain minimum fees per Fund.  Integrity Fund Service’s contracts with the Funds are approved by the Fund’s board of directors or trustees.

Distribution of Fund Shares

ND Capital acts as the principal underwriter and distributor of shares of Integrity Mutual Funds, pursuant to distribution agreements with such Funds.  Pursuant to distribution agreements, Integrity Funds Distributor acts as the principal underwriter and distributor of shares of Integrity Managed Portfolios and The Integrity Funds.  The distribution agreements generally provide that ND Capital and Integrity Funds Distributor shall distribute Fund shares and pay the expenses thereof.  Fund shares are sold primarily by broker-dealers with whom ND Capital and Integrity Funds Distributor have entered into dealer sales agreements.

ND Capital and Integrity Funds Distributor earn the underwriter's portion of FESLs received in connection with sales of Fund shares effected by other broker-dealers.  Also, ND Capital earns CDSCs in connection with redemptions of funds subject to CDSCs.

Each of the Funds (other than Kansas Insured Intermediate Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which ND Capital or Integrity Funds Distributor (as applicable) earns Rule 12b-1 fees in connection with its distribution of Fund shares.  ND Capital and Integrity Funds Distributor pay other broker-dealers a portion of these fees and retains the balance.

The 12b-1 Plans are established for an initial term of one year.  Thereafter, they must be approved annually by the Board of Directors or trustees, including a majority of the disinterested directors or trustees of each Fund.  Each Plan is subject to termination at any time by a majority of the Fund's disinterested directors or trustees or by the Fund's shareholders.

Brokerage Commissions

CFS’s primary source of revenue is commission revenue in connection with sales of shares of mutual funds and insurance products  CFS received commission and Rule 12b-1 servicing revenue generated from the sale of investment products originated by its registered representatives.  CFS pays a portion of the revenue generated to its registered representatives and retains the balance.

REGULATION

Virtually all aspects of the Company's businesses are subject to various complex and extensive federal and state laws and regulations.  Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company's subsidiaries, record-keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees.  The Company's subsidiaries are registered with various federal and state government agencies, including the SEC, as well as the NASD, a self-regulatory industry organization.

ND Capital, Integrity Funds Distributor, and CFS are registered broker-dealers, subject to extensive regulation by the SEC, the NASD, and state agencies in those states in which ND Capital, Integrity Funds Distributor and CFS conduct business.  As broker-dealers, ND Capital, Integrity Funds Distributor, and CFS are subject to the Uniform Net Capital Rule promulgated by the SEC under the Exchange Act.  This rule requires that a broker-dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations.  Integrity Money Management is registered with the SEC as an investment advisor under the Advisers Act and is subject to regulation thereunder, and is also subject to regulation under certain state laws.  The Funds are subject to extensive regulation under the Investment Company Act of 1940 (the “Investment Company Act”) and, along with Integrity Money Management, ND Capital, Integrity Funds Distributor, and CFS, are subject to periodic examinations by the SEC and NASD.

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

On April 12, 2002, an Offer of Settlement previously submitted by Integrity Money Management, Inc. and Integrity Funds Distributor, wholly owned subsidiaries of the Company, together with Robert Walstad and Monte Avery (the “Respondents”) with respect to pending SEC issues related to prospectus disclosure, limits on investing in other investment companies, and reporting personal securities trades arising from a routine 1997 SEC books and records audit, was accepted by the SEC.  Pursuant to the terms of the order issued by the SEC in accordance with the settlement, without admitting or denying liability, the Respondents agreed to pay civil money penalties totaling $40,000, to accept censure, to cease and desist from any current or future violations of certain provisions of the Advisers Act and the Investment Company Act, and undertake remedial practices, including the retaining of an independent consultant to provide a review and recommendations regarding the Respondent’s regulatory compliance procedures, and to implement the recommendations.

To the extent that existing or future regulations affecting the sale of Fund shares or their investment strategies cause or contribute to reduced sales of Fund shares or impair the investment performance of the Funds, the Company's aggregate assets under management and its revenues might be adversely affected.

Since 1993, the NASD rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through broker-dealers.  Congress and the SEC presently are considering amendments to Rule 12b-1 and other statutory provisions and rules that regulate the distribution of mutual fund shares.  The effect of the rule amendments and other legislative or regulatory actions might be to limit the amount of fees that could be paid pursuant to a Fund's 12b-1 Plan in a situation where a Fund has no, or limited, new sales for a prolonged period of time, as well as the imposition of other limits on the use of Fund assets to pay for distribution.

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

The Company also participates in two other highly competitive related sectors of the financial services industry, retail brokerage and investment advisory services. The Company competes directly with full-service stock brokerage firms, registered investment advisors, banks, regional broker-dealers and other independent broker-dealers. Each of these competitors offer to the public many of the same investment products and services offered by the Company. Further, other broker-dealers providing the same services heavily recruit the representatives and advisors transacting business through the Company. This competition forces the Company to maintain high levels of support services and commission payouts for these representatives and advisors. These high levels of services and payouts could have a material adverse effect on the Company’s earnings.

RECENT DEVELOPMENTS

On February 12, 2004, the Company entered into a joint venture agreement with SMH Capital Advisors, Inc.  In accordance with the agreement, the Company will set up a Fund as a new series under the Integrity Funds called the Integrity High Income Fund.  The Company’s wholly-owned subsidiary, Integrity Money Management, Inc., will serve as the Fund’s investment advisor.  SMH Capital Advisors, Inc. will serve as the Fund’s investment sub-advisor.  The Company’s wholly-owned subsidiary, Integrity Funds Distributor, Inc., will serve as distributor to the Fund, and the Company’s wholly-owned subsidiary, Integrity Fund Services, Inc., will serve as administrator, transfer agent, and fund accountant to the Fund.  The initial set up of the Fund will not require a material cash outlay by the Company.

AVAILABILITY OF SEC REPORTS

All SEC reports are made available on the Company’s website at www.integritymf.com.  These reports, including annual reports on Form 10-KSB, quarterly reports of Form 10-QSB, and current reports on Form 8-K, are available on the same day they are filed with the SEC.

Item 2                Description of Property

The Company operates the majority of its business out of its location at 1 North Main, Minot, North Dakota in which it occupies approximately 14,200 square feet of office space in a 28,000 square foot building, which it owns.  As of December 31, 2003 the building has a $442,546 mortgage.  The Company also leases approximately 550 square feet of office space in Huntington, New York for part of its investment advisory services.

Item 3     Legal Proceedings

The North Dakota Attorney General’s Office and the North Dakota Securities Commissioner have raised issues concerning the Company’s status as a North Dakota venture capital corporation, including the method and manner of the Company’s compliance with reporting requirements respecting the sales of certain investments made by the company in non-qualified entities under the venture capital corporation statute, the availability of the venture capital corporation exemption from registration for the sales of certain securities, and the subsequent use of offering circulars omitting reference to information pertaining to the Company’s compliance with North Dakota’s venture capital corporation reporting requirements.

The terms of a settlement agreement have been agreed to between the Company and the North Dakota Office of Attorney General, which agreement includes the following:

  The Company will immediately start and diligently pursue a process to change its corporate structure from that of a venture capital corporation to a regular business corporation.

  The Company will fully and completely comply with all provisions of N.D.C.C. Chapter 10-30.1, governing venture capital corporations, until the Company changes its corporate structure.  This agreement includes not investing in non-qualified entities, seeking appropriate certification from the Secretary of State, and giving appropriate notices of investment to the Secretary of State.

  The Company agrees to pay a civil penalty in the amount of $10,000, in addition to any other penalties authorized by law, if the Company does not comply with the prior two conditions.

A change in the corporate structure to a regular business corporation requires a meeting and consent of the Company’s shareholders in order to approve changes to the Company’s articles of incorporation.  The Company intends to present such a proposal at its 2004 Annual Meeting of Shareholders to be held on May 28, 2004.

 On March 15, 2004, the North Dakota Securities Commissioner issued an “Order for and Notice of Civil Penalty and Notice of Right to Request a Hearing” against Integrity Mutual Funds, Inc., ND Capital, Inc., and Robert E. Walstad alleging that their failure to comply with the reporting requirements of North Dakota’s venture capital corporation statute negated their reliance on the venture capital corporation exemption from registration in North Dakota and resulted in omissions of disclosure in certain investment offering circulars in violation of North Dakota’s securities laws.  The Company intends to contest this Order and Notice in appropriate administrative and judicial forums.  The potential settlement charges range from zero to $286,000.

Item 4                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5     Market for Common Equity and Related Stockholder Matters

Information About the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol IMFD.  The Company's stock began trading on the OTC Bulletin Board on November 7, 1997.  On May 31, 2002, the shareholders of the Company approved a two for one (2:1) stock split of the issued and outstanding common stock of the Company which took effect on July 1, 2002.  The stock split increased the number of issued and outstanding shares of common stock of the Company as of July 1, 2002 from approximately 6,700,000 to approximately 13,400,000.  Except for changes in the number of shares of stock issued and outstanding, the rights and privileges of holders of shares of common stock remain the same, both before and after the stock split.  On December 31, 2003, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.36 per share. At February 27, 2003, there were approximately 711 shareholders of record.

The following table sets forth the high and low closing prices for the Company's Common Stock provided by The NASDAQ Stock Market, Inc.

	2003		2002
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	.500	.250	.460	.350
Second Quarter	.500	.250	.445	.310
Third Quarter	.400	.230	.450	.270
Fourth Quarter	.400	.250	.330	.250

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

The Company has issued the following securities in the past three years without registering the securities under the Securities Act:

In 2001, the Company entered into a consulting agreement whereby the consultant received 66,000 shares of $.0001 par value common stock as compensation for consulting services provided.  The shares were issued in a private transaction exempt from registration under federal securities laws or any state registration requirements and are subject to the resale restrictions on unregistered securities.

In 2000, the Company approved a $1 million intra-state subordinated debenture offering limiting the sale in North Dakota to North Dakota residents only.  The Company sold $120,000 of subordinated debentures in 2001.  The subordinated debentures do not represent ownership in the Company.  The subordinated debentures carry an interest rate of 12% per annum, payable semi-annually, and mature June 30, 2005.  The Company can call the subordinated debentures at par anytime after July 1, 2001.  As of December 31, 2003, there were $595,000 in subordinated debentures outstanding.  The subordinated debentures were offered by the Company to accredited investors and/or a limited number of qualified persons and were sold in reliance on exemptions from the registration of the Securities Act provided by Regulation D and exemptions available for intrastate offerings.

On January 15, 2002, the Company acquired CFS.  Pursuant to the terms of the purchase agreement whereby CFS was acquired, 1,500,000 shares of $.0001 par value common stock of the Company have been issued in three annual installments beginning at the date of purchase.  The shares have a put right, whereby the installment shares may be put back to the Company at the rate of $0.50 per share.  The put right may be exercised at any time within the ninety day period following the first, second, and third anniversaries of the purchase.  The put rights are non-accumulative and each installment will expire if not exercised during the scheduled redemption period.  The shares were issued in a private transaction exempt from registration under federal securities laws or any state registration requirements and are subject to the resale restrictions on unregistered securities.  In January of 2003 and 2004, the put options on the first two installments were exercised.  As a result, the Company paid $250,000 to repurchase 500,000 shares in 2003 and 2004.

Also pursuant to the terms of the purchase agreement whereby CFS was acquired, on January 15, 2003, the Company issued convertible debentures divided among the prior shareholders of CFS in the total amount of $250,000.  The 4% debentures pay interest semi-annually and mature on January 15, 2006.  The debenture is convertible as follows:  beginning on the date of issuance and until the principal is paid in accordance with the terms of this agreement, the holder of the convertible debenture shall have the option to convert all or any portion of this convertible debenture to $.0001 per value common stock of the Company at the rate of two shares for each one dollar of convertible debenture (2 shares per $1.00 converted) issued by the debenture holder.  The debentures were issued in a private transaction exempt from federal securities laws or any state registration requirements and are subject to the resale restrictions on unregistered securities.

In 2002, the Company approved a $1 million intra-state commercial note offering limiting the sale in North Dakota to North Dakota residents only.  The subordinated commercial notes do not represent ownership in the Company.  As of December 31, 2003, $561,000 in subordinated commercial notes were outstanding.  The subordinated commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008. The subordinated debentures were offered by the Company to accredited investors and/or a limited number of qualified persons and were sold in reliance on exemptions from the registration of the Securities Act provided by Regulation D and exemptions available for intrastate offerings.

On May 30, 2003, the Company acquired 100% of the equity stock of Abbington Capital Management, Inc.  The purchase consideration was composed of 700,000 shares of unregistered $.0001 par value common stock of the Company determined to have a total value of $210,000.  The common stock is to be issued pursuant to the following delivery schedule:  200,000 shares at closing, 200,000 shares on August 31, 2003, 200,000 shares on December 31, 2003, and 100,000 shares on April 30, 2004.  The shares shall be “restricted stock”, subject to sale only under Rule 144 or other exemption under the rules of the United States Securities Commission.  As a part of the transaction, the Company received a license for the Portfolio Manager’s Stock Selection Matrix, a quantitative investment model for managing equity portfolios.  The shares were issued in a private transaction exempt from registration under federal securities laws or any state registration requirements and are subject to the resale restrictions on unregistered securities.

A private offering of Series A Convertible Preferred Stock took place in December of 2003.  The maximum offering amount was $2,500,000, offered to accredited investors only, of which $1,525,000 was sold.  The preferred shares are restricted securities within the meaning of Rule 144 of the General Rules and Regulations under the Securities Act of 1933. The preferred shares were issued at a price of $.50 per share, and are convertible to $.0001 par value common stock at a rate of one for one at any date after issuance.  The holders of the preferred shares shall be entitled to receive cumulative dividends at a rate of 6.0% per year payable quarterly.  Such dividends will be due and payable only if and when declared by the Board of Directors.  The shares were offered without registration under the Securities Act in reliance on non-public offering exemptions provided by Regulation D and other provisions of the Securities Act for nonpublic sales solely to accredited investors.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2003	0	$.00	0	$634,400
November 2003	2,153	$.30	0	$633,600
December 2003	10,750	$.35	0	$629,400
Total	12,903	$.34	0	$629,400

Item 6                Management's Discussion and Analysis of Plan of Operation

GENERAL

Integrity Mutual Funds, Inc. is a holding company which operates its current business units in two reportable segments, 1) as an investment advisor, distributor and provider of administrative service to sponsored mutual funds, and 2) as a broker-dealer.

Integrity Mutual Funds, Inc. derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds and others.  CFS provides another substantial portion of revenue through sales of mutual funds, variable insurance products, and fixed insurance products.  The majority of the Company's assets under management consist of single-state municipal bond funds for the states of North Dakota, South Dakota, Montana, Kansas, Nebraska, Oklahoma, Maine, and New Hampshire.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective

In Millions

As of December 31,	2003	2002	2001

FIXED-INCOME
Tax-Free Funds	$ 309.3	$ 286.7	$ 303.0
Taxable Funds (Corporate/Government)	1.0	0.0	0.0
TOTAL FIXED-INCOME FUNDS	$ 310.3	$ 286.7	$ 303.0

EQUITY
Fund of Funds	$ 7.1	$ 9.3	$ 15.3
Equity Funds	76.9	0.0	0.0
TOTAL EQUITY FUNDS	$ 84.0	$ 9.3	$ 15.3

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$ 394.3	$ 296.0	$ 318.3

A substantial portion of the Company's revenues depend upon the amount of assets under its management/service.  Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.  Assets under the Company's management/service increased by $98.3 million (33.2%) in 2003 compared to 2002 and decreased by $22.3 million (7.0%) in 2002 compared to 2001.  Fixed income assets increased by 8.2% in 2003 compared to 2002, and decreased 5.4% in 2002 compared to 2001.  Fixed income assets accounted for 78.7% of the total assets under management/service in 2003 and 96.9% in 2002.  Equity assets increased by 803.2% in 2003 compared to the 2002, and decreased 39.2% in 2002 compared to 2001. Equity assets accounted for 21.3% of total assets under management/service in 2003 and 3.1% in 2002.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Company’s Consolidated Statements of Operations and the percentage change in those amounts from period to period.

				Variance 2003 to 2002	Variance 2002 to 2001

	2003	2002	2001

OPERATING REVENUES
Fee income	$ 3,274,984	$ 3,065,042	$ 2,970,581	6.8%	3.2%
Commissions	10,681,189	11,378,619	4,554,559	(6.1)%	149.8%
Total revenue	$13,956,173	$14,443,661	$ 7,525,140	(3.4)%	91.9%

OPERATING EXPENSES
Compensation and benefits	$ 1,866,798	$ 1,705,346	$ 1,655,168	9.5%	3.0%
Commission expense	9,347,887	9,975,465	3,583,310	(6.3)%	178.4%
General and administration	1,713,187	1,701,732	1,335,188	0.7%	27.5%
Sales commissions amortized	376,386	490,206	613,738	(23.2)%	(20.1)%
Depreciation and amortization	102,906	104,045	426,845	(1.1)%	(75.6)%
Total operating expenses	$13,407,164	$13,976,794	$ 7,614,249	(4.1)%	83.6%

OPERATING INCOME (LOSS)	$ 549,009	$ 466,867	$ (89,109)	17.6%	623.9%

OTHER INCOME (EXPENSES)
Interest and other income	$ 101,849	$ 360,760	$ 151,327	(71.8)%	138.4%
Interest expense	(295,547)	(303,139)	(317,858)	(2.5)%	(4.6)%
Net other income (expenses)	$ (193,698)	$ 57,621	$ (166,531)	(436.2)%	134.6%

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAX EXPENSE	$ 355,311	$ 524,488	$ (255,640)	(32.3)%	305.2%

INCOME TAX EXPENSE	(165,785)	(86,098)	(16,745)	92.6%	414.2%

INCOME (LOSS) FROM CONTINUING
OPERATIONS	$ 189,526	$ 438,390	$ (272,385)	(56.8)%	260.9%

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment, net of tax
	(19,178)	(40,079)	(27,443)	(52.1)%	46.0%
Gain from disposal of internet segment, net of tax
	11,196	0	0	-	-
Loss from discontinued operations, net of tax
	(7,981)	(40,079)	(27,443)	(80.1)%	46.0%

NET INCOME (LOSS)	$ 181,545	$ 398,311	$ (299,828)	(54.3)%	232.8%
EARNINGS (LOSS) PER COMMON SHARE	.01	.03	(.02)

OPERATING REVENUES

Total operating revenues for 2003 were $14.0 million, a decrease of 3.4% from $14.4 million for 2002. The decrease in operating revenues primarily results from a decrease in commission revenues relating to the broker-dealer services segment.

Total operating revenues for 2002 were $14.4 million, an increase of 91.9% from $7.5 million for 2001. The increase in operating revenues is primarily attributable to commission revenues of approximately $7.0 million relating to CFS, acquired effective January 1, 2002.

Fee income for 2003 was $3.3 million, a 6.8% increase from $3.1 million in 2002. The increase in fee income is due primarily to the acquisition of several new mutual funds during the year.  Fee income for 2002 was $3.1 million, a 3.2% increase from $3.0 million for 2001.  Integrity Fund Services receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 7% of the Company’s consolidated revenues in 2003.  Integrity Money Management receives fees for providing investment advisory services to the funds.  Investment advisory fees constituted 11% of the Company’s consolidated revenues in 2003.

ND Capital and Integrity Funds Distributor earn Rule 12b-1 fees in connection with distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 5% of the Company’s consolidated revenues in 2003.

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds and insurance products.  The Company pays the representatives a portion of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of the FESL funds earned by ND Capital and Integrity Funds Distributor, and CDSCs earned by ND Capital in connection with redemptions of fund shares subject to CDSCs.  Commission income for December 31, 2003 was $10.7 million, a 6.1% decrease from $11.4 million in 2002.  2002 commission income was a 149.8% increase over 2001 due to approximately $7.0 million in commission revenues relating to CFS, acquired effective January 1, 2002.  Commission revenues constituted 77% of the Company’s consolidated revenues in 2003.

OPERATING EXPENSES

Total operating expenses decreased 4.1% for 2003 compared to 2002. Total operating expenses increased 83.6% for 2002 compared to 2001.  The variances relate to several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits increased 9.5% in 2003 compared to 2002. The increase in 2003 is primarily attributable to the addition of several new employees as well as annual compensation and benefit increases for all employees.  Compensation and benefits increased 3.0% in 2002 compared to 2001.

Commission expense for 2003 was a 6.3% decrease from 2002. Commission expense for 2002 was a 178.4% increase over 2001. The commission expense decrease for 2003 and increase for 2002 correspond directly to the decrease in commission income in 2003 and the increase in commission income in 2002.

Total general and administrative expense for 2003 increased only slightly over 2002.  General and administrative expenses for 2002 increased 27.5% compared to 2001. This increase is due primarily to general and administrative expenses relating to CFS, acquired effective January 1, 2002.

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis.  Effective January 1, 2001, the Company accelerated the amortization life to eight years from nine years which best approximates management’s estimate of the average life of investor’s accounts in the Integrity Mutual Funds and Integrity Managed Portfolios and coincides with conversion of Class B shares to Class A shares. Contingent deferred sales charges (“CDSC”) received by the Company are recorded as a reduction of unamortized deferred sales commissions.  Amortization of deferred sales commissions decreased 23.2% in 2003 compared to 2002, and decreased 20.1% in 2002 compared to 2001.

Depreciation and amortization decreased 1.1% in 2003 from 2002, and decreased 75.6% in 2002 from 2001. The primary reason for the decrease in 2002 is that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets.  Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful lives.  Rather, it will be subject to at least an annual assessment for impairment by applying a fair value based test.

OTHER INCOME (EXPENSES)

2003 interest and other income decreased 71.8% from 2002, primarily the result of $250,000 in insurance proceeds recorded in 2002.  In September of 2002, the Company’s president, who also served as chief operating officer and director, died in an automobile accident.  The Company received $250,000 in keyman life insurance proceeds in early 2003.  This amount was included in other income in the 2002 financial statements.  2002 interest and other income increased 138.4% from 2001.

Interest expense for 2003 decreased 2.5% from 2002.  Interest expense for 2002 decreased 4.6% from 2001.  These decreases are a result of a partial redemption of subordinated debentures in mid-2002, as well as the maturity of debentures in mid-2003, which were partially replaced by subordinated commercial notes carrying a lower rate of interest.

INCOME TAX (EXPENSE) BENEFIT

Effective in 2001, the Company is amortizing deferred sales commissions over five years for income tax purposes. Previously, the Company was expensing deferred sales commissions as incurred.  The Company will continue to capitalize and amortize the commissions for financial reporting purposes over eight years (with the exception of those related to Integrity Fund of Funds, which are expensed).  The effects of the change will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes.  Deferred tax assets or deferred tax liabilities may result from these timing differences.

FINANCIAL CONDITION

On December 31, 2003, the Company’s assets aggregated $15.6 million, an increase of 23.2% from $12.7 million in 2002, due to an increase in cash and cash equivalents, goodwill, and other assets offset by decreases in securities available-for-sale, accounts receivable, prepaids, property and equipment, and deferred sales commissions. Stockholders equity increased to $9.1 million on December 31, 2003 compared to $7.0 million on December 31, 2002, primarily the result of the net income of $181,545, the issuance of $1,525,000 of preferred stock, as well as the issuance of $210,000 of common stock.

Cash provided by operating activities was $1.1 million in 2003, a 171.0% increase from $422,311 in 2002. During the year ended December 31, 2003, the Company used net cash of $1.4 million for investing activities.  Cash provided from investing activities during the year included $337,875 in proceeds received from the sale of the internet services segment, as well as $98,419 in proceeds received from the sale of available-for-sale securities held by the Company.  Cash used for investing activities during 2003 included $1,748,444 related to the acquisitions of several new mutual funds, $1,202 for the purchase of available-for-sale securities, and $75,326 which was primarily used to purchase computer equipment. Net cash provided by financing activities during the year was $1.8 million, primarily the net effect of $1,525,000 in proceeds received from a preferred stock offering and $1,141,887 in proceeds received from a long-term bank borrowing, offset by $574,356 of debt repayment, $250,000 to purchase the Company’s common stock pursuant to the purchase agreement by which CFS was acquired, and $31,197 to purchase the Company’s common stock pursuant to a program, approved by its Board of Directors in November 1997, to repurchase up to $2,000,000 of its common stock from time to time in the open market.

In June of 2003, the Company borrowed $900,000 on a $1,200,000 line of credit.  The debt carries an interest rate of 1.25% above the prime rate, with monthly payments of $23,200.  In December of 2003, the Company borrowed the remaining $300,000 on the line of credit.  Based on the monthly payments, the debt will be paid in full on September 25, 2008.

On December 31, 2002, the Company's assets aggregated $12.7 million, an increase of 13.2% from $11.2 million in 2001, due to an increase in accounts receivable and goodwill offset by a decrease in cash and cash equivalents, securities available-for-sale, prepaids, and property and equipment. Stockholders equity increased to $7.0 million on December 31, 2002 compared to $6.9 million on December 31, 2001, primarily the result of net income of $398,311, offset by the repurchase of $164,011 of the Company common stock.

Cash provided by operating activities was $422,311 in 2002, a 31.9% decrease from $620,361 in 2001. During the year ended December 31, 2002, the Company used net cash of $1,207,140 for investing activities. $1,117,711 was related to the purchase of CFS, $13,763 was used to remodel the second floor of the building for additional office space, and $74,607 was used to purchase computer system equipment. Net cash used by financing activities during the year was $42,235, the net effect of $561,000 in proceeds received from a subordinated commercial note offering and $650,040 in proceeds received from a short-term bank borrowing, offset by $107,512 for repayment of debt, $50,000 for a partial redemption of subordinated debentures, $940,000 for the maturity of debentures, and $164,011 for the net purchase of the Company’s common stock.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2003, the Company’s liquid assets totaled $2,605,747, including $2,581,360 of cash and cash equivalents, as compared to $1,117,075 of which $1,007,619 represented cash and cash equivalents, on December 31, 2002, and $1,963,239 of which $1,834,683 represented cash and cash equivalents, on December 31, 2001.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

The Company has historically relied upon sales of its equity securities, debt instruments, and bank loans for liquidity and growth.  In June 2003, the Company borrowed $900,000 under a bank credit line primarily to pay for the acquisition of the management rights to the four stock funds in the Willamette Family of Funds.  In December 2003, the Company borrowed an additional $300,000 under its bank credit line and issued $1,525,000 of Series A Convertible Preferred Shares in a private offering to fund its acquisition of the management rights to the Main and New Hampshire Tax-Saver Bond Funds from Forum Financial Group and for working capital.  On September 5, 2003, the Company paid off an interim bank loan that was secured in September 2002 to refinance maturing debentures.

The Company has significant cash requirements to meet several liabilities coming due in 2004.  In January 2004, the Company repurchased 500,000 common shares for $250,000 under a put option related to its acquisition of CFS.  In March 2004, the Company will pay approximately $160,000 in tax obligations for 2003.  The Company has approximately $960,000 of corporate notes maturing on June 30, 2004.  The Company will also need to make additional payments in May and September of 2004 relating to its acquisitions of the management rights to the Canandaigua and Willamette Funds, totaling approximately $450,000.

Management believes that the Company’s existing liquid assets, together with the expected continuing cash flow from operations, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months.  In addition to the liabilities coming due in 2004, management expects that the principal needs for cash may be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management or financial services firms, repurchase shares of the Company’s common stock, and service debt.  Management will continue to monitor the Company’s cash needs and may be required to raise additional capital through the issuance of equity securities, debt securities, or other financing.

Sales of Fund shares with FESLs provide current distribution revenue to the Company in the form of the Company's share of the FESLs, and distribution revenue over time in the form of 12b-1 payments.  Sales of Fund shares with CDSCs provide distribution revenue over time in the form of 12b-1 payments and, if shares are redeemed within 5 years, CDSCs.  However, the Company pays commissions on sales of Fund shares with CDSCs, reflects such commissions as a deferred expense on its balance sheet and amortizes such commissions over a period of up to eight years, thereby recognizing distribution expenses. Therefore, to the extent that sales of Fund shares with CDSCs increases over time relative to sales of shares with FESLs, current distribution expenses may increase relative to current distribution revenues in certain periods, which would negatively impact the Company's earnings in such periods.  In addition, the Company may need to find additional sources of funding if existing cash flow and debt facilities are insufficient to fund commissions payable to selling broker-dealers on CDSC shares.

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

The Company derives substantially all of its revenues from two sources, commission revenue earned in connection with sales of shares of mutual funds, variable insurance products and fixed insurance products, and fees relating to the management of, and provision of services to the Funds.  The fees earned by the Company are generally calculated as a percentage of assets under management/service.  If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected.  Assets under management/service may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

The fact that the investments of some Funds are geographically concentrated within a single state makes the market value of such investments particularly vulnerable to economic conditions within such state.  In addition, the states in which the investments of the Funds as a group are concentrated are themselves concentrated in certain regions of the United States.  The Company's fee revenues may therefore be adversely affected by economic conditions within such regions.

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

  General political and economic conditions which may be less favorable than expected;
  The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;
  Unfavorable legislative, regulatory, or judicial developments;
  Incidence and severity of catastrophes, both natural and man-made;
  Changes in accounting rules, policies, practices, and procedures which may adversely affect the business;
  Terrorist activities or other hostilities which may adversely affect the general economy

Item 7                Financial Statements

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF

DECEMBER 31, 2003, 2002 AND 2001

AND

INDEPENDENT AUDITOR'S REPORT

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Pages

INDEPENDENT AUDITOR'S REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	2-3

Consolidated Statements of Operations	4

Consolidated Statements of Stockholders' Equity	5

Consolidated Statements of Cash Flows	6-7

Notes to Consolidated Financial Statements	8-21

ADDITIONAL INFORMATION

Independent Auditor's Report on Additional Information	23

Selected Financial Data	24

Quarterly Results of Consolidated Operations (Unaudited)	25

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of

Integrity Mutual Funds, Inc. and Subsidiaries

Minot, North Dakota 58701

We have audited the accompanying consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries (a North Dakota Corporation) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.

Minot, North Dakota   USA

March 9, 2004 except for Note 18, which is March 29, 2004

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$2,581,360	$1,007,619
Cash segregated for the exclusive benefit of customers	0	319,275
Securities available-for-sale	24,387	109,456
Accounts receivable	1,047,491	1,111,989
Prepaids	76,473	90,604
Total current assets	$3,729,711	$2,638,943

PROPERTY AND EQUIPMENT	$1,842,420	$2,134,719
Less accumulated depreciation	$(584,908)	$(730,093)
Net property and equipment	$1,257,512	$1,404,626

OTHER ASSETS
Deferred sales commissions	$727,886	$1,159,165
Covenant not to compete (net of accumulated amortization of $177,125 for 2002)	0	40,875
Goodwill	9,531,434	7,234,317
Other assets (net of accumulated amortization of $108,669 for 2003 and $89,749 for 2002)	397,017	215,983
Total other assets	$10,656,337	$8,650,340

TOTAL ASSETS	$15,643,560	$12,693,909

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

2003	2002

CURRENT LIABILITIES
Service fees payable	$103,498	$77,723
Accounts payable	84,073	26,499
Other current liabilities	1,864,112	1,131,440
Short-term borrowings	0	555,592
Current portion of long-term debt	1,203,547	17,298
Total current liabilities	$3,255,230	$1,808,552

LONG-TERM LIABILITIES
Note payable	$1,584,434	$461,311
Subordinate debentures	595,000	595,000
Corporate notes	962,000	962,000
Subordinate commercial notes	561,000	561,000
Convertible debentures	250,000	250,000
Other long-term liabilities	469,993	0
Deferred tax liability	94,599	170,000
Less current portion shown above	(1,203,547)	(17,298)
Total long-term liabilities	$3,313,479	$2,982,013

TOTAL LIABILITIES	$6,568,709	$4,790,565

MINORITY INTEREST IN SUBSIDIARY	$0	$355,371

TEMPORARY CAPITAL – 1,000,000 shares of common stock, $.0001 par value; put option price of $.50 per share; see Note 5	$0	$500,000

STOCKHOLDERS' EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 0 shares issued and outstanding, respectively	$1,525,000	$0
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 12,995,812 and 12,470,480 shares issued and outstanding, respectively, after the 2:1 forward stock split effective July 1, 2002	8,540,332	8,361,529
Receivable - unearned ESOP shares	(82,148)	(88,845)
Accumulated deficit	(907,560)	(1,198,551)
Accumulated other comprehensive loss	(773)	(26,160)
Total stockholders' equity	$9,074,851	$7,047,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,643,560	$12,693,909

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
REVENUES
Fee income	$3,274,984	$3,065,042	$2,970,581
Commissions	10,681,189	11,378,619	4,554,559
Total revenue	$13,956,173	$14,443,661	$7,525,14

OPERATING EXPENSES
Compensation and benefits	$1,866,798	$1,705,346	$1,655,168
General and administrative expenses	1,713,187	1,701,732	1,335,188
Commission expense	9,347,887	9,975,465	3,583,310
Sales commissions amortized	376,386	490,206	613,738
Depreciation and amortization	102,906	104,045	426,845
Total operating expenses	$13,407,164	$13,976,794	$7,614,249

OPERATING INCOME (LOSS)	$549,009	$466,867	$(89,109)

OTHER INCOME (EXPENSES)
Interest and other income	$101,849	$360,760	$151,327
Interest expense	(295,547)	(303,139)	(317,858)
Net other income (expenses)	$(193,698)	$57,621	$(166,531)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$355,311	$524,488	$(255,640)

INCOME TAX EXPENSE	(165,785)	(86,098)	(16,745)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$189,526	$438,390	$(272,385)

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment, net of tax	(19,178)	(40,079)	(27,443)
Gain from disposal of internet segment, net of tax	11,197	0	0
Loss from discontinued operations, net of tax	(7,981)	(40,079)	(27,443)

NET INCOME (LOSS)	$181,545	$398,311	$(299,828)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$.01	$.03	$(.02)
Diluted	$.01	$.03	$(.02)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	13,674,425	13,919,746	12,938,050
Diluted	13,674,425	14,503,079	12,938,050

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Amounts			Shares
	2003	2002	2001	2003	2002	2001
Preferred stock
Balance, beginning of year	$0	$0	$0	0	0	0
Preferred stock issued	1,525,000	0	0	3,050,000	0	0
Balance, end of year	$1,525,000	$0	$0	3,050,000	0	0

Common stock and additional paid-in capital

Balance, beginning of year	$8,361,529	$8,588,793	$9,716,956	12,470,480	12,924,480	14,889,374
Common stock issued	210,000	0	123,834	600,000	0	200,000
Purchase of common stock	(31,197)	(227,264)	(1,251,997)	(74,668)	(454,000)	(2,164,894)
Balance, end of year	$8,540,332	$8,361,529	$8,588,793	12,995,812	12,470,480	12,924,480

Accumulated deficit
Balance, beginning of year	$(1,198,551)	$(1,596,862)	$(1,297,034)
Net income (loss)	181,545	398,311	(299,828)
Disposal of business segment	109,446	0	0
Balance, end of year	$(907,560)	$(1,198,551)	$(1,596,862)

ESOP activity
Balance, beginning of year	$(88,845)	$(97,093)	$0
Receivable – unearned ESOP shares	0	0	(100,000)

Repayments from ESOP	6,697	8,248	2,907
Balance, end of year	$(82,148)	$(88,845)	$(97,093)

Accumulated other comprehensive income

Balance, beginning of year	$(26,160)	$(6,001)	$(10,468)
Change in unrealized gain (loss)on available-for-sale securities	25,387	(20,159)	4,467
Balance, end of year	$(773)	$(26,160)	$(6,001)

Total stockholders’ equity	$9,074,851	$7,047,973	$6,888,837

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$181,545	$398,311	$(299,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	145,131	202,464	578,534
Sales commissions amortized/charged off	345,398	487,971	613,738
Consulting expense	0	0	28,270
Minority interest	19,889	(55,657)	(26,367)
Loss on sale of assets	0	0	(28)
Loss on sale of available-for-sale securities	13,243	0	0
Effects on operating cash flows due to changes in:
Cash segregated for customers	319,275	(20,739)	(82,966)
Accounts receivable	61,894	(602,499)	75,332
Prepaids	13,687	21,074	(39,210)
Deferred sales commissions capitalized, net of CDSC collected	85,881	(187,600)	(185,589)
Other assets	10,046	(83,124)	(16,227)
Service fees payable	25,775	(11,802)	2,439
Accounts payable	88,005	(39,337)	29,461
Deferred tax	(180,439)	(103,434)	(45,148)
Other liabilities	15,058	416,683	(12,050)
Net cash provided by operating activities	$1,144,388	$422,311	$620,361

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(75,326)	$(88,370)	(125,501)
Purchase of available-for-sale securities	(1,202)	(1,059)	$(1,730)
Proceeds from sale of available-for-sale securities	98,419	0	22,483
Proceeds from sale of subsidiary	337,875	0	0
Purchase of goodwill	(1,748,444)	(1,117,711)	(9,315)
Net cash used by investing activities	$(1,388,678)	$(1,207,140)	$(114,063)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of short-term borrowing	$(555,592)	$(94,448)	$0
Redemption of common stock	(31,197)	(164,011)	(1,251,997)
Issuance of common stock	0	0	38,614
Issuance of preferred stock	1,525,000	0	0
Issuance of subordinate debentures	0	0	120,000
Issuance of subordinate commercial notes	0	561,000	0
Short-term borrowing	0	650,040	0
Long-term borrowing	1,141,887	0	0
Reduction of current liability	(250,000)	0	0
Reduction of notes payable	(18,764)	(13,064)	(81,296)
Redemption of subordinate debentures	0	(50,000)	0
Redemption of debentures	0	(940,000)	0
ESOP loan	0	0	(100,000)
Repayments from ESOP	6,697	8,248	2,907
Net cash provided (used) by financing activities	$1,818,031	$(42,235)	$(1,271,772)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	$1,573,741	$(827,064)	$(765,474)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
	1,007,619	1,834,683	2,600,157

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,581,360	$1,007,619	$1,834,683

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for: Interest	$293,716	$328,423	$307,534

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Change in unrealized gain (loss) on available-for-sale securities	$25,387	$(20,159)	$4,467
Purchase of goodwill with common stock	$0	$0	$56,950
Purchase of goodwill with temporary capital	$0	$500,000	$0
Purchase of goodwill with long-term liability	$0	$250,000	$0
Purchase of goodwill with current liability	$0	$250,000	$0
Purchase of other assets with common stock	$210,000	$0	$0
Disposal of minority interest	$335,482	$0	$0
Shares exchanged for services	$0	$0	$28,270
Reduction of notes payable	$0	$0	$4,988
Reduction in other assets	$0	$(63,254)	$0
Reduction in common stock	$0	$(63,254)	$0
Increase in goodwill	$975,707	$0	$0
Increase in other current liabilities	$(755,714)	$0	$0
Increase in other long-term liabilities	$(219,993)	$0	$0

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                The nature of operations and significant accounting policies of Integrity Mutual Funds, Inc. and Subsidiaries are presented to assist in understanding the Company's consolidated financial statements.

                Nature of operations – Integrity Mutual Funds, Inc. and Subsidiaries (the “Company,” formerly known as ND Holdings, Inc.) was established in September 1987 as a North Dakota corporation.  The Company derives its revenue primarily from investment advisory, asset management, underwriting, and transfer agent services to sponsored mutual funds, and commissions earned as distributor for various mutual funds and insurance products.  Headquartered in Minot, North Dakota, the Company is marketing its services throughout the United States.  On May 31, 2002, the shareholders of the Company approved a change in the Company name from ND Holdings, Inc. to Integrity Mutual Funds, Inc.

                Principles of consolidation - The consolidated financial statements include the accounts of Integrity Mutual Funds, Inc. and its wholly-owned subsidiaries, Integrity Money Management, Inc. (formerly ND Money Management, Inc.), ND Capital, Inc., Integrity Fund Services, Inc. (formerly ND Resources, Inc.), Integrity Funds Distributor, Inc. (formerly Ranson Capital Corporation), and Capital Financial Services, Inc.  All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

                Concentrations - The Company derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds, a majority of which are state-specific municipal bond funds, as well as revenues derived from retail brokerage activities.  Company revenues are largely dependent on the total value and composition of assets under management, which include state-specific municipal bonds, as well as the sales activity of registered brokers operating as independent contractors.  Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

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

                Stock-based compensation – In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

                The Company has stock-based employee compensation plans comprised primarily of fixed stock options.  The Company has not adopted a method under SFAS No. 148 to expense stock options, but continues to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans.  Accordingly, no compensation expense has been recognized for stock option plans, as the exercise price is greater than or equal to the stock price on the date of grant.

                Cash and cash equivalents - The Company's policy is to record all liquid investments with original maturities of three months or less as cash equivalents.  Liquid investments with maturities greater than three months are recorded as investments.

                Investments – Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale.  Available-for-sale securities consist of investments in the Company’s sponsored mutual funds and are recorded at fair value, with the change in fair value recorded as a component of other comprehensive income in the equity section of the balance sheet.  Cost of securities sold is recognized using the specific identification method.

Property and equipment - Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

Equipment	5-7 years
Building	40 years

                Deferred sales commissions - Sales commissions paid to brokers and dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B shares), are capitalized and amortized on a straight line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds.  Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred.  The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue.  Effective January 1, 2001 the Company is amortizing sales commissions over 5 years for tax purposes.

                Advertising - Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $86,105 in 2003, $83,432 in 2002 and $78,221 in 2001.

                Earnings per common share - Basic earnings per common share was computed using the weighted average number of shares outstanding of 13,674,425 in 2003, 13,919,746 in 2002 and 12,938,050 in 2001.  Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, and written put options.  The weighted average shares outstanding used in computing diluted earnings per common share was 13,674,425 in 2003, 14,503,079 in 2002 and 12,938,050 in 2001.

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

                Reclassification - Certain amounts from 2002 and 2001 have been reclassified to conform with the 2003 presentation.

                Impact of Newly Issued and Proposed Accounting Standards – In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149, effective, in most regards, for contracts entered into or modified after June 30, 2003, provides clarifying guidance to SFAS No. 133 and establishes additional accounting and reporting standards for derivative instruments, hedging activities, and derivatives embedded in other contracts.  Adoption of SFAS No. 149 had no effect on the Company’s financial statements.

                In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities.”  SFAS No. 150, effective for financial instruments entered into or modified after May 31, 2003, and for interim periods beginning after June 15, 2003, requires that certain instruments that were previously classified as equity should be classified as a liability.  These include instruments for which redemption is mandatory, that have an obligation to repurchase the issuer’s equity shares, and unconditional obligations that must or may be settled using a variable number of the issuer’s equity shares, provided that certain characteristics are present.  The Company reclassified its temporary capital to a liability under SFAS No. 150.

NOTE 2 - CASH AND CASH EQUIVALENTS

                Cash and cash equivalents at December 31, 2003 and 2002 consist of the following:

	Current Maturity	Current Interest Rate

Amount

			2003	2002
Cash in checking	Demand	-	$1,428	$77,785
Cash in escrow	Demand	-	318,619	0
Morgan Stanley money market accounts	Demand	0.51%	2,261,313	1,249,109
Less cash segregated for the exclusive benefit of customers			0	(319,275)
			$2,581,360	$1,007,619

NOTE 3 -INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

                The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 2003 and 2002:

	Aggregate Cost	Gross Unrealized Holding Losses

			Aggregate Fair Value
2003 - Mutual Funds	$25,160	$(773)	$24,387

2002 - Mutual Funds	$135,616	$(26,160)	$109,456

                Dividends earned on the Company's investments in sponsored mutual funds aggregated $1,002 in 2003, $1,059 in 2002 and $1,730 in 2001.

                The Company provides services to the Integrity Mutual Funds, Integrity Managed Portfolios, and The Integrity Funds, which had aggregate net assets under management at December 31, 2003 of approximately $394.3 million.  All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged.  The majority of these contracts are subject to periodic review and approval by each of the fund's Board of Directors, Trustees and Shareholders.  Revenues derived from services rendered to the sponsored mutual funds were $3,143,393 in 2003, $2,856,158 in 2002 and $2,963,300 in 2001.

                Accounts receivable from the sponsored mutual funds aggregated $383,000 and $246,000 at December 31, 2003 and 2002, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

                Property and equipment at December 31 consists of:

	2003	2002
Office furniture and equipment	$593,224	$889,146
Building and land	1,249,196	1,245,573
	$1,842,420	$2,134,719
Accumulated depreciation and amortization	(584,908)	(730,093)
	$1,257,512	$1,404,626

                Depreciation expense totaled $83,986, $78,674 and $78,621 in 2003, 2002 and 2001, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

                Purchase Combinations –

                On December 19, 2003, the Company acquired the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group.  The two funds had combined assets of approximately $50 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $750,000.  The majority of the purchase price, or approximately $425,000, was paid upon closing.  The remaining consideration of approximately $325,000, which is subject to adjustment based on retention of assets in the funds, has been placed in an escrow account that will be paid out on the first anniversary of the closing date.  The total purchase price was paid by using cash generated from a private offering of preferred stock.

                On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $60 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within 5 business days of the one year anniversary of the closing date, and $150,000 within 5 business days of the two year anniversary of the closing date.  The total purchase price will be paid by utilizing a commercial bank loan and lines of credit as well as available cash on hand.

                On May 23, 2003, the Company acquired the management rights to the CNB Funds, which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $62,500 at the one year anniversary of the closing date, and $62,500 at the two year anniversary of the closing date.  The total purchase price will be paid by using available cash on hand.

                On May 30, 2003, the Company acquired 100% of the equity stock of Abbington Capital Management, Inc. The purchase consideration was composed of 700,000 shares of unregistered $.0001 par value common stock of the Company determined to have a total value of $210,000.  The common stock is to be issued pursuant to the following delivery schedule, in a private transaction, exempt from Federal Securities and Exchange Commission (“SEC”) or any state securities commission registration: 200,000 shares at closing, 200,000 shares on August 31, 2003, 200,000 shares on December 31, 2003, and 100,000 shares on April 30, 2004.  As a part of the transaction, the Company received a license for the Portfolio Manager’s Stock Selection Matrix, a quantitative investment model for managing equity portfolios.

                On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc. (“CFS”), a full-service brokerage firm based in Madison, Wisconsin.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 140 investment representatives and investment advisors.

                The purchase consideration, taking into effect the 2 for 1 (2:1) forward stock split effective July 1, 2002, was composed of $1,140,000 in cash, 1,500,000 shares of the Company common stock to be issued in three (3) annual installments beginning at the date of purchase, a $250,000 convertible debenture to be issued one year from the purchase date, as well as 500,000 options to purchase common stock of the Company at an option strike price of $0.50 per share.  Because there is no market for the Company’s options and the strike price is above the market price, the options have been determined to have negligible value.

                Pursuant to the terms of the purchase agreement whereby CFS was acquired, 1,500,000 shares of $.0001 par value common stock of the Company were issued in three (3) annual installments beginning at the date of purchase.  The shares have a put right, whereby the installment shares may be put back to the Company at the rate of $0.50 per share.  The put right may be exercised at any time within the ninety (90) day period following the first, second, and third anniversaries of the purchase.  The put rights are non-accumulative and each installment will expire if not exercised during the scheduled redemption period.  In January of 2003 and 2004, the put options on the first two installments of shares were exercised.  As a result, the Company paid $250,000 to repurchase 500,000 shares in 2003 and 2004.

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

                The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on January 1, 2001.

(Unaudited) Year Ended December 31, 2001

Revenues	$14,537,000
Net earnings	(185,000)
Basic earnings per share	(.01)
Diluted earnings per share	(.01)

NOTE 6 – DISCONTINUED OPERATIONS

                Effective June 26, 2003, the Company sold its 51% ownership in Magic Internet Services, Inc.  The purchase consideration for the Company’s 51% ownership consisted of $337,875, which the Company received at closing, as well as an additional maximum payment of $36,975 to be received 90 days after closing.  The additional payment was subject to adjustment based on terms of the contract.  The Company received a final payment of $29,622 in October of 2003 resulting in a final adjusted gain (net of tax) from the sale of stock of subsidiary of $11,197.

                The results of Magic Internet Services, Inc. are reported in the Company’s Consolidated Statements of Operations separately as discontinued operations.  In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

                Summarized financial information for discontinued operations is as follows:

	June 26, 2003	Dec. 31, 2002
Total revenues, net of interest expense	$233,845	$537,288

Loss from discontinued operations, net of tax	$(19,178)	$(40,079)
Gain from sale of stock of subsidiary, net of tax	$11,197	$0
Loss from discontinued operations, net of tax	$(7,981)	$(40,079)

Total assets	$753,006	$784,066
Total liabilities	$68,532	$55,988
Net assets of discontinued operations	$684,474	$728,078

NOTE 7 - LONG-TERM DEBT

                Long-term debt at December 31, 2003 and 2002 was as follows:

		Current Portion
	Rate		2003	2002
Long-term debt:
Corporate notes	10.00%	962,000	962,000	962,000
First Western Bank	6.75%	20,052	442,547	461,311
First Western Bank	5.50%	221,495	1,141,887	0
Subordinate debentures	12.00%	0	595,000	595,000
Subordinate commercial notes	9.00%	0	561,000	561,000
Convertible debenture	4.00%	0	250,000	250,000
Future payments on acquisitions		0	469,993	0

Totals		$1,203,547	$4,422,427	$2,829,311

                A summary of the terms of the current long-term debt agreements follow:

                Corporate notes - The Company approved a $1 million intra-state corporate note offering limiting the sale to North Dakota residents only.  The notes do not represent ownership of the Company.  As of December 31, 2003, $962,000 in notes were outstanding.  The notes carry an interest rate of 10% per annum, payable annually, and mature June 30, 2004.  The Company can call the notes at par anytime after January 1, 2001.

                First Western Bank - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt.  The debt was refinanced in December of 2002.  The debt carries an interest rate of 6.75%, with monthly payments of $4,105.  On January 1, 2006, the remaining balance will be due in full.  In June of 2003, the Company borrowed $900,000 on a $1,200,000 line of credit.  The debt carries an interest rate of 1.25% above the prime rate, with monthly payments of $23,200.  In December of 2003, the Company borrowed the remaining $300,000 on the line of credit.  Based on the monthly payments, the debt will be paid in full on September 25, 2008.

                Subordinate Debentures - The Company approved a $1 million intra-state subordinated debenture offering limiting the sale in North Dakota to North Dakota residents only.  The subordinated debentures do not represent ownership in the Company.  As of December 31, 2003, $595,000 in subordinate debentures were outstanding.  The subordinate debentures carry an interest rate of 12% per annum, payable semi-annually, and mature June 30, 2005.  The company can call the subordinate debentures at par anytime after July 1, 2001.

                Subordinate Commercial Notes – The Company approved a $1 million intra-state subordinated commercial note offering limiting the sale in North Dakota to North Dakota residents only.  The subordinated commercial notes do not represent ownership in the Company.  As of December 31, 2003, $561,000 in subordinate commercial notes were outstanding.  The subordinate commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008.  The company can call the subordinate commercial notes at par anytime after July 1, 2003.

                Convertible Debentures – see Note 5 – Business Acquisitions

                Future Payments on Acquisitions – see Note 5 – Business Acquisitions

                The aggregate amount of required future payments on the above long-term debt at December 31, 2003, is as follows:

Year ending December 31,
2004	$1,203,547
2005	1,318,719
2006	896,958
2007	259,510
2008	743,693

Total due	$4,422,427

NOTE 8 - INCOME TAXES

                The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2003	2002	2001
Current income taxes
Federal	$219,000	$98,000	$0
State	24,000	28,000	0
Total current payable	$243,000	$126,000	$0
Deferred tax benefit (expense)
Federal and state	$77,215	$39,902	$16,745

Total provision for income tax
Benefit (expense)	$(165,785)	$(86,098)	$(16,745)

                The information above has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

                Deferred taxes arise because of different tax treatment between financial statement accounting and tax accounting, known as “temporary differences.”  The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) and “deferred tax liabilities” (generally items for which the Company has received a tax deduction and have not yet been recorded in the consolidated statement of operations).  Deferred tax assets (liabilities) were comprised of the following:

	2003	2002
Deferred tax assets:
Net operating and capital loss carryforwards	$75,000	$101,000
Other	0	500
Total deferred tax assets	$75,000	$101,500

Deferred tax liabilities:
Accumulated depreciation	$37,000	$21,500
Accumulated amortization	133,000	250,000
Total deferred tax liabilities	$170,000	$271,500

Net deferred tax liability	$95,000	$170,000

                A reconciliation of the difference between the expected income tax expense (benefit) is computed at the U.S. Statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

	2003	2002	2001
Federal taxes (benefit) at statutory rates	$124,000	$147,000	$(113,000)
State taxes (benefit), net of federal tax effect	18,000	22,000	(18,000)
Taxes on nondeductible amortization at federal statutory rates	0	0	95,000
Keyman life insurance proceeds	0	(87,500)	0
Other	23,785	4,598	52,745

Actual tax expense	$165,785	$86,098	$16,745

                The information above has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

                Included in "other" are amounts separately allocated to stockholders' equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale and the ESOP plan activity for the years ended December 31, 2003, 2002 and 2001.  In each of these years the amounts were insignificant.

NOTE 9 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

                The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company.  All warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.  No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue.  The Company plans to continue to apply APB Opinion No. 25 in accounting for its warrants.  In the event additional warrants are issued, appropriate results will be disclosed in accordance with the provisions of Statement of Financial Accounting Standard, No.  123.  These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share.  The exercise price of the warrants will be adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989.  2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997 leaving an outstanding balance of 2,098,000 warrants as of December 31, 2003.

                The Company has entered into employment agreements with several key employees of the Company.  Upon execution of several of these employment agreements, a one time granting of stock options took effect.  These options are considered to be fully vested and have a perpetual life.  Each employment contract stated the strike price for which options were granted.  In addition, several of the contracts will grant options should the employee reach specified performance goals.  The number of shares authorized for granting of options under these employment agreements is limited only by continued employment and the ability to reach these performance goals.

                Several employment contracts contain severance packages, buyout clauses, or other forms of commitments.  None of these commitments require payment of more than one year’s salary.

                As part of the acquisition of Capital Financial Services, Inc. (see Note 5 – Business Acquisitions), 500,000 options were granted at a strike price of $.50.  These options are fully vested and expire ten years from the acquisition date.

                As permitted by SFAS No. 123, which has been amended by SFAS No. 148, the Company elected to account for stock option plans under the provisions of APB Opinion No. 25.  Accordingly, no compensation cost has generally been recognized for stock options granted.  Had the Company adopted SFAS No. 123, the pro forma effects on net earnings, basic earnings per share, and diluted earnings per share for the last two years would have been as follows:

	2003	2002
Net earnings (loss)
As reported	$181,545	$398,311
Pro forma	150,000	284,000
Basic earnings (loss) per share
As reported	$.01	$.03
Pro forma	.01	.02
Diluted earnings (loss) per share
As reported	$.01	$.03
Pro forma	.01	.02

                The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Risk-free interest rate	3.63%	4.39%
Expected dividend yield	0%	0%
Expected stock price volatility	90%	70%
Expected life of options	7 years	7 years

Option activity for the last two years was as follows:

	Shares	Weighted Average Exercise Price per Share

Outstanding on January 1, 2002	800,000	$.43
Granted	640,000.49
Exercised	0.00
Canceled	0.00
Outstanding on December 31, 2002	1,440,000.46
Granted	200,000.41
Exercised	0.00
Canceled	0.00
Outstanding on December 31, 2003	1,640,000	$.45

                Exercisable options at the end of 2003 and 2002 were 1,640,000 and 1,440,000, respectively.  The following table summarizes information concerning options outstanding and exercisable as of December 31, 2003:

Range of Exercise Prices	Number Outstanding	Average Weighted Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .00 to $ .49	1,120,000	Perpetual	$.43	1,120,000	$.43
$ .50 to $ 1.00	520,000	10*	$.50	520,000	$.50
$ .00 to $ 1.00	1,640,000	10*	$.45	1,640,000	$.45

                * Excludes options with a perpetual life

NOTE 10 - EMPLOYEE BENEFIT PLANS

                The Company sponsors a 401(K) plan for all its employees.  This plan is solely funded by employee elective deferrals.  The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2003, 2002 and 2001.

                The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999.  Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan.  Contributions are made at the discretion of the Board of Directors.  To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

                During 2001, the ESOP purchased 208,000 shares of the Company's common stock, at a weighted average price of $.48 per share.  The purchase was funded with a loan of $100,000 from the Company, which is collateralized by the unallocated Company shares owned by the ESOP.  The loan will be repaid primarily from contributions by the company.  The outstanding principal balance of the loan as of December 31, 2003 was $82,000 and the interest rate is 7% over a 15 year life.  All previous loans to the ESOP have been paid in full and shares purchased by those loans have been allocated to employees.

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

                At December 31, 2003 and 2002, cumulative allocated shares remaining in the trust were 539,240 and 525,296 respectively, and unallocated shares were 184,760 and 198,704 respectively, of which 13,944 and 13,944 respectively, were committed-to-be allocated.  Total ESOP contribution expense recognized was $20,150, $6,362 and $33,958 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 11 - NET CAPITAL REQUIREMENTS

                The Company's broker-dealer subsidiaries (ND Capital, Inc., Integrity Funds Distributor, Inc., and Capital Financial Services, Inc.) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission (SEC) as broker-dealers.  Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1.  At December 31, 2003, these subsidiaries had net capital of $286,917, $127,651, and $334,061; minimum net capital requirements of $25,000, $6,895, and $36,600; excess net capital of $261,917, $120,756, and $297,461 and ratios of aggregate indebtedness to net capital of .05 to 1, .81 to 1, and 1.6 to 1, respectively.  The subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

NOTE 12 - OPERATING SEGMENTS

             Integrity Mutual Funds, Inc. derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, accounting and related services to the Funds and others. Capital Financial Services, Inc. (CFS), acquired effective January 1, 2002, provides another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

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

                As disclosed in Note 6 – Discontinued Operations, the Company has classified the results of operations of Magic Internet Services, Inc. (the Internet Services segment) as discontinued operations.  The information below has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

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

                As of, and for the year ended, December 31, 2003

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$4,119,132	$9,837,041	$13,956,173
Interest expense	294,787	760	295,547
Depreciation and amortization	98,116	4,790	102,906
Income (loss) from continued operations	(403,164)	592,690	189,526
Segment assets	14,618,296	1,025,264	15,643,560
Expenditure for segment assets	72,968	2,358	75,326

                As of, and for the year ended, December 31, 2002

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$3,877,046	$10,566,615	$14,443,661
Interest expense	301,227	1,912	303,139
Depreciation and amortization	99,516	4,529	104,045
Income (loss) from continued operations	200,622	237,768	438,390
Segment assets	11,353,288	1,340,621	12,693,909
Expenditure for segment assets	86,323	2,047	88,370

                As of, and for the year ended, December 31, 2001

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$3,666,483	$3,858,657	$7,525,140
Intersegment revenues	1,800	0	1,800
Interest expense	317,858	0	317,858
Depreciation and amortization	426,301	544	426,845
Income (loss) from continued operations	(345,551)	73,166	(272,385)
Segment assets	9,941,820	1,272,972	11,214,792
Expenditure for segment assets	106,679	18,822	125,501

                Reconciliation of Segment Information

	2003	2002	2001
Revenues
Total revenues for reportable segments	$13,956,173	$14,443,661	$7,526,940
Elimination of intersegment revenues	-	-	(1,800)
Consolidated total revenue	$13,956,173	$14,443,661	$7,525,140

Profit
Total reportable segment profit	$181,545	$398,311	$(299,828)

Assets
Total assets for reportable segments	$16,445,424	$13,977,923	$12,276,895
Elimination of intercompany receivables	(801,864)	(1,284,014)	(1,062,103)
Consolidated assets	$15,643,560	$12,693,909	$11,214,792

NOTE 13 - COMMITMENTS AND CONTINGENCIES

                The company entered into leases for office space as a result of purchasing ARM Securities Corporation (Note 5) in Minnesota and California.  The monthly lease payments are $900 and $7,409, respectively.  Both leases expired in 2003.   Total rent expense for the two leases was $91,606 and $99,708 for the years ended December 31, 2003 and 2002, respectively.  The Company has also entered into a lease for office space located in Huntington, New York.  The monthly lease payments are $918.  The 6-month lease, with the option to renew, expired on February 17, 2004.  The lease was renewed for an additional 6-month period ending August 31, 2004 and can be terminated by the Company at any time by giving 90 days notice.  Total rent expense was $4,988 for the year ended December 31, 2003.

                The company has several leases for various office equipment that expire over the next several years through 2007.  The total rent expense for these leases was $29,000, $36,000, and $33,000 for December 31, 2003, 2002, and 2001 respectively.

                The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2003.

Years ending December 31,
2004	$27,792
2005	26,336
2006	12,730
2007	12,334
Total minimum future rentals	$79,192

NOTE 14 –ACQUIRED INTANGIBLE ASSETS

                Acquired intangible assets consisted of the following as of:

	December 31, 2003		December 31, 2002
Amortized Intangible Assets

Carrying amount
Covenant not to compete		$-	$218,000
Accumulated amortization	-		177,125

Aggregate Amortization Expense
For the year ended December 31, 2003		$-

For the year ended December 31, 2002		$54,500

                The carrying amount of the covenant not to compete was included in the sale of Magic Internet Services, Inc.

NOTE 15 – GOODWILL

               The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

	Mutual Fund Services	Internet Services	Broker-Dealer Services	Total

Balance as of January 1, 2003	$4,350,656	$427,034	$2,456,627	$7,234,317
Goodwill acquired during the period	2,720,928	-	3,223	2,724,151
Goodwill disposed of during the period	-	(427,034)	-	(427,034)
Impairment losses	-	-	-	-
Balance as of December 31, 2003	$7,071,584	$-	$2,459,850	$9,531,434

                The above segments are tested for impairment on an annual basis in the second quarter and any impairment adjustments are reflected at that time.  The segments were tested in the second quarter of 2003 and resulted in no impairment adjustments.

NOTE 16 – GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF STATEMENT 142

                As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets.  In the following tables, net income, basic earnings per share, and diluted earnings per share are shown as if SFAS No. 142 had been applied to 2001.

NET INCOME:	2001
Reported net income (loss)	$(299,828)
Add back: goodwill amortization	358,103
Adjusted net income (loss)	$58,275

BASIC EARNINGS PER SHARE:	2001
Reported net income (loss)	$(.02)
Add back: goodwill amortization	.02
Adjusted net income (loss)	$.00

DILUTED EARNINGS PER SHARE:	2001
Reported net income (loss)	$(.02)
Add back: goodwill amortization	.02
Adjusted net income (loss)	$.00

NOTE 17 – MATERIAL CHANGES IN INSTRUMENTS DEFINING THE RIGHTS OF SHAREHOLDERS

                On May 31, 2002, the shareholders of the Company approved an amendment of the Company’s Articles of Incorporation which increased the authorized common shares of the Company from 20,000,000 shares of no par common stock to 1,000,000,000 shares of $.0001 par value common stock.  On May 31, 2002, the shareholders also approved an amendment of the Company’s Articles of Incorporation which authorized 100,000,000 shares of $.0001 par value preferred stock.  Preferred shares have a preference over the common shares with respect to future dividends, voting rights, and liquidation in the event of dissolution.  The Board of Directors may establish a class or series, setting forth the designation of the class or series and fixing the relative rights and preferences of the class or series of the preferred shares.  The increase in the authorized shares of common stock and the authorization for preferred stock will not have any immediate effect on the rights of existing shareholders, however, the Board of Directors will have the authority to issue authorized shares of common stock and create classes of preferred stock within the authorized limits of preferred stock without requiring future shareholder approval of such issuances, except as may be required by applicable law or regulations, the Company’s governing documents or the rules of any stock exchange, Nasdaq, or any automated inter-dealer quotation system on which the Company’s common stock may then be traded.  The Company’s shareholders can, therefore, experience a reduction in their ownership interest in the Company with respect to earnings per share (if any), voting, liquidation value, and book and market value if the additional authorized shares are issued.  The holders of the Company’s common stock have no preemptive rights, which means that current shareholders do not have a prior right to purchase any new issue of common stock in order to maintain their proportionate ownership in the Company.

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

NOTE 18 - SUBSEQUENT EVENTS

                In December of 2003, the Company received notification of intent to exercise put options in accordance with the purchase agreement to acquire Capital Financial Services, Inc. (see Note 5).  On January 16, 2004, the Company received written notice of exercise along with the return of stock certificates representing the second of three installments of shares issued, and as a result, $250,000 was paid out.  This amount has been included as a current liability in the 2003 financial statements.

                The North Dakota Attorney General’s Office and the North Dakota Securities Commissioner have raised issues concerning the Company’s status as a North Dakota venture capital corporation, including the method and manner of the Company’s compliance with reporting requirements respecting the sales of certain investments made by the company in non-qualified entities under the venture capital corporation statute, the availability of the venture capital corporation exemption from registration for the sales of certain securities, and the subsequent use of offering circulars omitting reference to information pertaining to the Company’s compliance with North Dakota’s venture capital corporation reporting requirements.

                The terms of a settlement agreement have been agreed to between the Company and the North Dakota Office of Attorney General, which agreement includes the following:

•         The Company will immediately start and diligently pursue a process to change its corporate structure from that of a venture capital corporation to a regular business corporation.

•         The Company will fully and completely comply with all provisions of N.D.C.C. Chapter 10-30.1, governing venture capital corporations, until the Company changes its corporate structure.  This agreement includes not investing in non-qualified entities, seeking appropriate certification from the Secretary of State, and giving appropriate notices of investment to the Secretary of State.

•         The Company agrees to pay a civil penalty in the amount of $10,000, in addition to any other penalties authorized by law, if the Company does not comply with the prior two conditions.

                A change in the corporate structure to a regular business corporation requires a meeting and consent of the Company’s shareholders in order to approve changes to theCompany’s articles of incorporation.  The Company intends to present such a proposal at its 2004 Annual Meeting of Shareholders to be held on May 28, 2004.

                On March 15, 2004, the North Dakota Securities Commissioner issued an “Order for and Notice of Civil Penalty and Notice of Right to Request a Hearing” against Integrity Mutual Funds, Inc., ND Capital, Inc., and Robert E. Walstad alleging that their failure to comply with the reporting requirements of North Dakota’s venture capital corporation statute negated their reliance on the venture capital corporation exemption from registration in North Dakota and resulted in omissions of disclosure in certain investment offering circulars in violation of North Dakota’s securities laws.  The Company intends to contest this Order and Notice in appropriate administrative and judicial forums.  The potential settlement charges range from zero to $286,000.

ADDITIONAL INFORMATION

INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION

To the Stockholders and Directors of
Integrity Mutual Funds, Inc. and Subsidiaries
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Integrity Mutual Funds, Inc. and Subsidiaries for the years ended December 31, 2003, 2002 and 2001, appears on page 1.  Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole.  The information on pages 24 and 25, related  to the 2003, 2002 and 2001 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, taken as a whole.

We also have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements.  In our opinion, the information on page 24 relating to the 2000 and 1999 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota  USA

March 9, 2004

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA*

FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

2003	2002	2001	2000	1999

Operating revenue	$13,956,173	$14,443,661	$7,525,140	$6,660,028	$4,602,022

Income (loss) from operations	$549,008	$466,867	$(89,109)	$371,916	$613,475

Income tax (expense) benefit	$(165,785)	$(86,098)	$(16,745)	$(250,670)	$(333,371)

Basic earnings (loss) per share	$.01	$.03	$(.02)	$.00	$(.01)

Diluted earnings (loss) per share	$.01	$.03	$(.02)	$.00	$(.01)

Total assets	$15,643,560	$12,693,909	$11,214,792	$12,753,359	$12,072,973

Long-term obligations	$4,517,026	$2,999,311	$3,294,809	$3,306,243	$2,610,799

Shareholders' equity	$9,074,851	$7,047,973	$6,888,837	$8,409,454	$8,419,984

Dividends paid	$0	$0	$0	$0	$0

*Excludes discontinued operations of Magic Internet Services, Inc.

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)*

QUARTER ENDED

	3-31-03	6-30-03	9-30-03	12-31-03
Revenues	$3,537,267	$2,936,933	$3,572,409	$3,909,564
Operating income	153,514	125,892	137,914	131,688
Other expense	(50,286)	(16,292)	(73,567)	(53,553)
Income tax expense	(33,500)	(88,830)	(9,991)	(33,464)
Net income	81,401	5,432	50,041	44,671

Per Share(1)
Operating income	0.01	0.01	0.01	0.01
Other expense	(0.00)	(0.00)	(0.01)	(0.00)
Income tax expense	(0.00)	(0.01)	(0.00)	(0.00)

QUARTER ENDED

	3-31-02	6-30-02	9-30-02	12-31-02
Revenues	$3,504,058	$3,726,936	$3,744,753	$3,467,914
Operating income (loss)	134,873	58,324	93,847	179,823
Other income (expense)	(59,955)	(54,239)	(56,513)	228,328
Income tax benefit (expense)	(31,869)	2,272	8,389	(64,890)
Net income (loss)	38,440	3,098	30,323	326,450

Per Share(1)
Operating income (loss)	0.01	0.00	0.01	0.01
Other income (expense)	(0.00)	(0.00)	(0.00)	0.02
Income tax benefit (expense)	(0.00)	0.00	0.00	(0.00)

QUARTER ENDED

	3-31-01	6-30-01	9-30-01	12-31-01
Revenues	$1,981,658	$1,872,737	$1,814,510	$1,856,235
Operating income (loss)	9,919	(16,757)	(2,598)	(79,673)
Other income (expense)	(32,453)	(35,996)	(45,514)	(52,568)
Income tax benefit (expense)	(20,671)	(8,356)	(10,409)	22,691
Net income (loss)	(46,905)	(65,764)	(67,886)	(119,273)

Per Share(1)
Operating income (loss)	0.00	(0.00)	(0.00)	(0.01)
Other income (expense)	(0.00)	(0.00)	(0.00)	(0.00)
Income tax benefit (expense)	(0.00)	(0.00)	(0.00)	0.00

(1) For calculating per share amounts, basic and diluted earnings per common share are   not materially different.

The above financial information is unaudited.  In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

*Excludes discontinued operations of Magic Internet Services, Inc.

Item 8    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A   Controls & Procedures

Within the 90 day period prior to the filing of this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2003, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information appearing under the heading "Directors and Executive Officers", in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 13, 2004.

Item 10    Executive Compensation

Incorporated herein by reference is the information appearing under the heading “Executive Officers”, in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 13, 2004.

Item 11    Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Management and Principal Shareholders”, in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 13, 2004.

Item 12    Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the heading “Executive Officers”, in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 13, 2004.

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

                4.1           Specimen form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement on Form S-1, as amended (File No.33-96824), filed with the Commission on September 12, 1995).

                4.2           Instruments defining rights of holders of securities: See Exhibit 3.1

                10.1         Investment Advisory Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 11 (File No. 33-25138), filed with the Commission on February 28, 1997).

                10.2         Investment Advisory Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 6 (File No. 33-63306), filed with the Commission on February 28, 1997).

                10.3         Investment Advisory Contract - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 5 (File No. 33-71144), filed with the Commission on February 28, 1997).

                10.4         Investment Advisory Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 4 (File No. 33-85332), filed with the Commission on February 28, 1997).

                10.5         Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Kansas Municipal Fund (incorporated by reference to Exhibit 99.d1a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.6         Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Kansas Insured Intermediate Fund (incorporated by reference to Exhibit 99.d1b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.7         Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Maine Municipal Fund (incorporated by reference to Exhibit 99.d1e contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.8         Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Nebraska Municipal Fund (incorporated by reference to Exhibit 99.d1c contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.9         Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the New Hampshire Municipal Fund (incorporated by reference to Exhibit 99.d1f contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.10       Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Oklahoma Municipal Fund (incorporated by reference to Exhibit 99.d1d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.11       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Equity Fund (incorporated by reference to Exhibit 99.d1a contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.12       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Income Fund (incorporated by reference to Exhibit 99.d1b contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.13       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Value Fund (incorporated by reference to Exhibit 99.d1c contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.14       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Small Cap Growth Fund (incorporated by reference to Exhibit 99.d1d contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.15       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Health Sciences Fund (incorporated by reference to Exhibit 99.d1e contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.16       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Technology Fund (incorporated by reference to Exhibit 99.d1f contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.17       Sub-Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Equity Fund and the Integrity Income Fund (incorporated by reference to Exhibit 99.d2a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-53698), filed with the Commission on May 23, 2003).

                10.18       Distribution Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 17 (File No. 33-25138), filed with the Commission on April 28, 2000).

                10.19       Distribution Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 12 (File No. 33-63306), filed with the Commission on April 28, 2000).

                10.20       Distribution Contract - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 11 (File No. 33-71144), filed with the Commission on April 28, 2000).

                10.21       Distribution Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 4 (File No. 33-85332), filed with the Commission on February 28, 1997).

                10.22       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Kansas Municipal Fund  (incorporated by reference to Exhibit 99.e1a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.23       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Kansas Insured Intermediate Fund (incorporated by reference to Exhibit 99.e1b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.24       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Maine Municipal Fund  (incorporated by reference to Exhibit 99.e1e contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.25       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Nebraska Municipal Fund  (incorporated by reference to Exhibit 99.e1c contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.26       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the New Hampshire Municipal Fund (incorporated by reference to Exhibit 99.e1f contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.27       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Oklahoma Municipal Fund  (incorporated by reference to Exhibit 99.e1d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.28       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Equity Fund (incorporated by reference to Exhibit 99.e1a contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.29       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Income Fund (incorporated by reference to Exhibit 99.e1b contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.30       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Value Fund (incorporated by reference to Exhibit 99.e1c contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.31       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Small Cap Growth Fund (incorporated by reference to Exhibit 99.e1d contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.32       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Health Sciences Fund (incorporated by reference to Exhibit 99.e1e contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.33       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Technology Fund (incorporated by reference to Exhibit 99.e1f contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.34       Transfer Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 20 (File No. 33-25138), filed with the Commission on April 25, 2003).

                10.35       Transfer Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 15 (File No. 33-63306), filed with the Commission on April 25, 2003).

                10.36       Transfer Contract - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 14 (File No. 33-71144), filed with the Commission on April 25, 2003).

                10.37       Transfer Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 12 (File No. 33-85332), filed with the Commission on April 25, 2003).

                10.38       Transfer Contract – Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.39       Transfer Contract – The Integrity Funds (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.40       Accounting Service Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 20 (File No. 33-25138), filed with the Commission on April 25, 2003).

                10.41       Accounting Service Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 15 (File No. 33-63306), filed with the Commission on April 25, 2003).

                10.42       Accounting Service Contract - South Dakota Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 14 (File No. 33-71144), filed with the Commission on April 25, 2003).

                10.43       Accounting Service Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 12 (File No. 33-85332), filed with the Commission on April 25, 2003).

                10.44       Accounting Service Contract – Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.45       Administration and Accounting Service Contract – The Integrity Funds (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.46       Administration Service Contract – Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h3 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.47       Stock Purchase Agreement - ND Holdings, Inc. and Shareholders of Ranson Company, Inc. (incorporated by reference to Exhibit 10.13 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12, 1995).

                14.1         Code of Ethics

                21.1         Subsidiaries of the Company: (incorporated by reference to Exhibit 21.1 contained in the Company's Registration Statement on Form S-1 as amended (File No. 33-96824), filed with the Commission on December 7, 1995).

                31.1         CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

                31.2         CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

                32.1         CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

                32.2         CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Actand 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K.

None

Item 14    Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the heading “Audit and Non-Audit Fees” in the Registrant’s Proxy Statement, which the Registrant anticipates filing on or about April 13, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March.

INTEGRITY MUTUAL FUNDS, INC.

Date: March 30, 2004	By /s/ Robert E. Walstad
Robert E. Walstad
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004	By /s/ Robert E. Walstad
Robert E. Walstad
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

Date: March 30, 2004	By /s/ Heather Ackerman
Heather Ackerman
Chief Financial Officer

Date: March 30, 2004	By /s/ Peter A. Quist
Peter A. Quist
Vice President and Director

Date: March 30, 2004	By /s/ Vance A. Castleman
Vance A. Castleman
Director

Date: March 30, 2004	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: March 30, 2004	By /s/ Richard H. Walstad
Richard H. Walstad
Director