Form 10QSB
period 2004-03-31
INTEGRITY MUTUAL FUNDS INC
filed 2004-05-13
CIK 944696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes	X	No

As of April 30, 2004, there were 13,081,743 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.                                                            INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$2,585,112	$2,581,360
Securities available-for-sale	24,065	24,387
Accounts receivable	1,166,870	1,047,491
Prepaids	64,981	76,473

Total current assets	$3,841,028	$3,729,711

PROPERTY AND EQUIPMENT	$1,852,754	$1,842,420
Less accumulated depreciation	(604,090)	(584,908)

Net property and equipment	$1,248,664	$1,257,512

OTHER ASSETS
Deferred sales commissions	$642,176	$727,886
Goodwill	9,533,952	9,531,434
Other assets (net of accumulated amortization	392,068	397,017
of $114,069 for 2004 and $108,669 for 2003)

Total other assets	$10,568,196	$10,656,337

TOTAL ASSETS	$15,657,888	$15,643,560

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	December 31,
	2004	2003

CURRENT LIABILITIES
Service fees payable	$106,311	$103,498
Accounts payable	83,580	84,073
Other current liabilities	2,054,811	1,864,112
Current portion of long-term debt	1,205,710	1,203,547

Total current liabilities	$3,450,412	$3,255,230

LONG-TERM LIABILITIES
Notes payable	$1,524,895	$1,584,434
Subordinated debentures	595,000	595,000
Corporate notes	962,000	962,000
Subordinated commercial notes	561,000	561,000
Convertible debentures	250,000	250,000
Deferred tax liability	72,157	94,599
Other long-term liabilities	212,686	469,993
Less current portion of long-term debt	(1,205,710)	(1,203,547)

Total long-term liabilities	$2,972,028	$3,313,479

TOTAL LIABILITIES	$6,422,440	$6,568,709

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;	$1,525,000	$1,525,000
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Common stock – 1,000,000,000 shares authorized, $.0001 par value;	$8,541,080	$8,540,332
12,990,843 and 12,995,812 shares issued and outstanding, respectively
Receivable – unearned ESOP shares	(80,475)	(82,148)
Accumulated deficit	(748,819)	(907,560)
Accumulated other comprehensive loss	(1,338)	(773)

Total stockholders' equity	$9,235,448	$9,074,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,657,888	$15,643,560

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,

	2004	2003
OPERATING REVENUES
Fee income	$1,171,702	$714,439
Commissions	3,134,966	2,705,026

Total revenue	$4,306,668	$3,419,465

OPERATING EXPENSES
Compensation and benefits	$509,141	$392,930
Commission expense	2,848,711	2,381,338
General and administrative expenses	475,573	338,517
Sales commissions amortized	67,211	90,858
Depreciation and amortization	25,353	24,925

Total operating expenses	$3,925,989	$3,228,568

OPERATING INCOME	$380,679	$190,897

OTHER INCOME (EXPENSES)
Interest and other income (expense)	$12,889	$24,278
Interest expense	(79,364)	(74,878)

Net other income (expense)	$(66,475)	$(50,600)

INCOME BEFORE INCOME TAX EXPENSE	$314,204	$140,297

INCOME TAX EXPENSE	(132,588)	(46,747)

NET INCOME FROM CONTINUING OPERATIONS	$181,616	$93,550

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment (net of tax)	$-	$(12,149)
Loss from disposal of internet segment (net of tax)	-	-

Loss from discontinued operations (net of tax)	$-	$(12,149)

NET INCOME	$181,616	$81,401

NET INCOME PER SHARE:
Basic earnings per share
Continuing operations	$.01	$.01
Discontinued operations	$-	$(.00)
Diluted earnings per share
Continuing operations	$.01	$.01
Discontinued operations	$-	$(.00)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,922,351	13,286,732
Diluted	12,922,351	13,757,320

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$181,616	$81,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,582	46,030
Sales commissions amortized/charged off	67,211	90,858
Minority interest	-	(11,672)
(Increase) decrease in:
Cash segregated for customers	-	137,917
Accounts receivable	(119,379)	202,035
Prepaids	11,492	19,111
Deferred sales commissions capitalized, net of CDSC collected	18,499	16,585
Other assets	(451)	(4,822)
Increase (decrease) in:
Service fees payable	2,812	456
Accounts payable	(23,368)	(6,501)
Deferred tax	(22,441)	(50,395)
Other liabilities	201,776	29,286

Net cash provided by operating activities	$342,349	$550,289

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(10,334)	$(21,872)
Purchase of available-for-sale securities	(243)	(262)
Purchase of goodwill	(20,902)	-

Net cash used by investing activities	$(31,479)	$(22,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$(2,252)	$(2,622)
Sale of common stock warrants	3,000	-
Reduction of notes payable	(59,539)	(4,562)
Reduction of current liability	(250,000)	(250,000)
Repayments from ESOP	1,673	1,673

Net cash used by financing activities	$(307,118)	$(255,511)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,752	$272,644

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,581,360	1,007,619

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,585,112	$1,280,263

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized loss on securities available-for-sale	$(565)	$(6,245)
Decrease in goodwill	$(18,384)	$-
Decrease in other current liabilities	$11,077	$-
Decrease in other long-term liabilities	$7,307	$-
Preferred stock dividends declared	$22,875	$-

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2004 and 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003, of Integrity Mutual Funds, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2003, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2004, are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

The Company is amortizing deferred sales commissions over 5 years for income tax purposes. The Company amortizes the commissions for financial reporting purposes over 8 years (with the exception of those associated with Integrity Fund of Funds, Inc., which are expensed).  The effects of these differences will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities may result from these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.  These reclassifications had no effect on the Company's net income.

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

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $60 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000 was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within 5 business days of the one year anniversary of the closing date, and $150,000 within 5 business days of the two year anniversary of the closing date.  The total purchase price will be paid by utilizing a commercial bank loan and lines of credit, as well as available cash on hand.

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

On May 30, 2003, the Company acquired 100% of the equity stock of Abbington Capital Management, Inc.  The purchase consideration was composed of 700,000 shares of unregistered $.0001 par value common stock of the Company determined to have a total value of $210,000.  The common stock was issued pursuant to the following delivery schedule, in a private transaction, exempt from Federal Securities and Exchange Commission (“SEC”) or any state securities commission registration:  200,000 shares at closing, 200,000 shares on August 31, 2003, 200,000 shares on December 31, 2003, and 100,000 shares on April 30, 2004.  As a part of the transaction, the Company received a license for the Portfolio Manager’s Stock Selection Matrix, a quantitative investment model for managing equity portfolios.

NOTE 5 - DISCONTINUED OPERATIONS

Effective June 26, 2003, the Company sold its 51% ownership in Magic Internet Services, Inc.  The purchase consideration for the Company’s 51% ownership consisted of $337,875, which the Company received at closing, as well as an additional maximum payment of $36,975 to be received 90 days after closing.  The additional payment was subject to adjustment based on terms of the contract.  The Company received a final payment of $29,622 in October of 2003, resulting in a final adjusted gain (net of tax) from the sale of stock of subsidiary of $11,197.

The results of Magic Internet Services, Inc., are reported in the Company’s Consolidated Statements of Operations separately as discontinued operations.  In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

March 31, 2003

Total revenues, net of interest expense	$117,802

Loss from discontinued operations, net of tax	$(12,149)
Gain from sale of stock of subsidiary, net of tax	-
Loss from discontinued operations, net of tax	$(12,149)

Total assets	$762,735
Total liabilities	58,478
Net assets of discontinued operations	$704,257

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the three month period ended March 31, 2004 are as follows:

	Mutual Fund	Broker-Dealer
	Services	Services	Total
Balance as of January 1, 2004	$7,071,584	$2,459,850	$9,531,434
Goodwill acquired during the period	-	18,902	18,902
Goodwill acquisition price adjustment during the period (see Note 4)	(16,384)	-	(16,384)
Impairment losses	-	-	-
Balance as of March 31, 2004	$7,055,200	$2,478,752	$9,533,952

The above segments are tested for impairment on an annual basis in the second quarter and any impairment adjustments are reflected at that time.  The segments were tested in the second quarter of 2003 and resulted in no impairment adjustments.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and related services to the open-end investment companies known as “Integrity Mutual Funds”, “Integrity Managed Portfolios”, and “The Integrity Funds,” hereinafter collectively referred to as “the Funds.”  Integrity Mutual Funds currently consists of four open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., South Dakota Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios consists of one open-end investment company containing six separate series including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds consists of one open-end investment company containing six separate series including Integrity Equity Fund, Integrity Income Fund, Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, and Integrity Technology Fund.  Capital Financial Services, Inc. (“CFS”), provides another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

The Company organizes its current business units into two reportable segments; mutual fund services, and broker-dealer services. The mutual fund services segment acts as investment adviser, distributor and provider of administrative service to the Funds. The broker-dealer segment distributes shares of non-proprietary mutual funds and insurance products.

As disclosed in Note 5 – Discontinued Operations, the Company has classified the results of operations of Magic Internet Services, Inc., (the Internet Services segment), as discontinued operations.  The information below has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisitions were retained.

Segment Information

As of,	Mutual Fund	Broker-Dealer
First Quarter Ended	Services	Services	Total

March 31, 2004

Revenues from external customers	$1,334,851	$2,971,817	$4,306,668
Interest expense	(79,364)	-	(79,364)
Depreciation and amortization	25,290	63	25,353
Income from continued operations	84,025	97,591	181,616
Segment assets	14,308,104	1,428,176	15,736,280
Expenditures for segment assets	10,334	-	10,334

March 31, 2003

Revenues from external customers	$892,320	$2,527,145	$3,419,465
Interest expense	(74,118)	(760)	(74,878)
Depreciation and amortization	23,762	1,163	24,925
Income (loss) from continued operations	(84,528)	178,078	93,550
Segment assets	11,418,999	1,577,008	12,996,007
Expenditures for segment assets	21,872	-	21,872

Reconciliation of Segment Information

	As of Three Months Ended
	March 31, 2004	March 31, 2003
Revenues
Total revenues for reportable segments	$4,306,668	$3,419,465

Profit
Total reportable segment profit	$181,616	$81,401

Assets
Total assets for reportable segments	$15,736,280	$12,996,007
Assets of discontinued segment	$-	$762,735
Elimination of intercompany receivables	(78,392)	(1,284,014)
Consolidated assets	$15,657,888	$12,474,728

A substantial portion of the Company’s revenues depend upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of March 31,	2004	2003	% Change

FIXED INCOME
Tax-Free Funds	$297.4	$284.6	4.5%
Taxable Funds (Corporate/Government)	1.1	0.0

TOTAL FIXED INCOME FUNDS	$298.5	$284.6	4.9%

EQUITY
Fund of Funds	$6.9	$6.8	1.5%
Equity Funds	76.0	0.0

TOTAL EQUITY FUNDS	82.9	6.8	1,119.1%

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$381.4	$291.4	30.9%

Average for the three month period	$387.1	$292.3	32.4%

Assets under the Company's management/service were $381.4 million at March 31, 2004, a decrease of $12.9 million (3.3%) from December 31, 2003, and an increase of $90.0 million (30.9%) from March 31, 2003.

RESULTS OF OPERATIONS

Unless otherwise noted, the following discussions relate only to results from continuing operations.

	Three months ended March 31,
	2004	2003

Net income from continuing operations	$181,616	$93,550
Net loss from discontinued operations	$-	$(12,149)
Net income	$181,616	$81,401
Earnings per share
Basic:
Continuing operations	$0.01	$0.01
Discontinued operations	$-	$(0.00)
Net income	$0.01	$0.01
Diluted:
Continuing operations	$0.01	$0.01
Discontinued operation	$-	$(0.00)
Net income	$0.01	$0.01

Net income for the first quarter ended March 31, 2004, was $181,616 compared to $81,401 for the same quarter in the previous fiscal year.

Operating revenues

Total operating revenues for the first quarter ended March 31, 2004, were $4,306,668, an increase of 25.9% from March 31, 2003.  The increase in operating revenues is due primarily to an increase in fee income resulting from three mutual fund acquisitions completed in 2003.

Fee income for the first quarter ended March 31, 2004, was $1,171,702, an increase of 64.0% from the same period in 2003.  The increase in fee income is due primarily to three mutual fund acquisitions completed in 2003.  The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 10% of the Company’s consolidated revenues for the first quarter ended March 31, 2004.  The Company also received fees for providing investment advisory services to the Funds.  Investment advisory fees constituted 9% of the Company’s consolidated revenues for the first quarter ended March 31, 2004.

The Company earns Rule 12b-1 fees in connection with distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 8% of the Company’s consolidated revenues for the first quarter ended March 31, 2004.

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds and insurance products.  The Company pays the representatives a portion of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads (“FESLs”), as well as contingent deferred sales charges (“CDSCs”) earned in connection with redemptions of Fund shares subject to CDSCs.  Commission income increased 15.9%, to $3,134,966 for the first quarter ended March 31, 2004, from $2,705,026 for the same period in 2003.  The increase is primarily the result of improved market conditions.  Commission revenues constituted 73% of the Company’s consolidated revenues for the first quarter ended March 31, 2004.

Operating expenses

Total operating expenses for the first quarter ended March 31, 2004, were $3,925,989, an increase of 21.6% from the same period in 2003.  The increase is a result of the net activity in the major expense categories as described in the paragraphs that follow.

Compensation and benefits

Total compensation and benefits for the first quarter ended March 31, 2004, were $509,141, an increase of 29.6% from March 31, 2003.  The increase results primarily from the addition of several new employees to the Company during 2003 as well as annual compensation and benefit increases for all employees.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base plus incentive formula.  At the time of implementation, five wholesalers were added to the Company.  The primary function of the wholesalers is to market the Company’s Funds to registered representatives.  Over the next 24 months, management expects to expand the wholesaling team to as many as 18 wholesalers.  The Company’s compensation and benefits expense may continue to increase as a result of this effort.

Commission expense

Total commission expense for the first quarter ended March 31, 2004, was $2,848,711, an increase of 19.6% from March 31, 2003.  The increase in commission expense corresponds directly to the increase in commission income.

General and administrative expenses

Total general and administrative expenses for the first quarter ended March 31, 2004, were $475,573, an increase of 40.5% from March 31, 2003.  The increase is primarily attributable to expenses relating to several new funds that were acquired during 2003.

Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight line basis.  Effective January 1, 2001, the Company accelerated the amortization life to eight years from nine years, which best approximates management’s estimate of the average life of investor’s accounts in the Integrity Mutual Funds and coincides with conversion of Class B shares to Class A shares.  CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions.  Amortization of deferred sales commissions for the first quarter ended March 31, 2004, decreased 26.0% from March 31, 2003

Depreciation and amortization

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets.  Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life.  Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test.  There were no impairment adjustments made during the quarter ended March 31, 2004.

Other income (expenses)

Interest and other income (expenses) decreased $11,389 for the first quarter ended March 31, 2004, compared to the same period in 2003.  The decrease results primarily from reimbursements received in 2003 relating to the CFS annual sales and compliance meeting.

Liquidity and capital resources

Net cash from operating activities was $342,349 during the three months ended March 31, 2004, compared to $550,289 during the three months ended March 31, 2003.  A significant factor contributing to this variance was a decrease in accounts receivable during the first quarter ended March 31, 2003.  This decrease was due primarily to $250,000 in keyman life insurance proceeds received in early 2003.

Net cash used by investing activities for the three months ended March 31, 2004, was $31,479 compared to net cash used by investing activities of $22,134 for the three months ended March 31, 2003.

Net cash used by financing activities during the three months ended March 31, 2004, was $307,118. The major financing activity for the period was the payment of $250,000 to repurchase 500,000 shares pursuant to the put privilege that was exercised by the previous owners of Capital Financial Services, Inc.

At March 31, 2004, the Company held $2,585,112 in cash and cash equivalents, as compared to $2,581,360 at December 31, 2003.  Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $3,776,047 at March 31, 2004, from $3,653,238 at December 31, 2003.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

The Company has historically relied upon sales of its equity securities, debt instruments, and bank loans for liquidity and growth.  In June 2003 the Company borrowed $900,000 under a bank credit line primarily to pay for the acquisition of the management rights to the four stock funds in the Willamette Family of Funds.  In December 2003 the Company borrowed the final $300,000 available under its bank credit line and issued $1,525,000 of Series A Convertible Preferred Shares in a private offering to fund its acquisition of the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group and for working capital.  On September 5, 2003, the Company paid off an interim bank loan that was secured in September 2002 to refinance maturing debentures.

The Company has significant cash requirements to meet several liabilities coming due in 2004.  In January 2004 the Company repurchased 500,000 common shares for $250,000 under a put option related to its acquisition of CFS.  In March 2004 the Company paid approximately $160,000 in tax obligations for 2003.  The Company has approximately $960,000 of corporate notes maturing on June 30, 2004.  The Company will also need to make additional payments in May and September of 2004 relating to its acquisitions of the management rights to the Canandaigua and Willamette Funds, totaling approximately $450,000.

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

Sales of Fund shares subject to FESLs provide current distribution revenue to the Company in the form of the Company's share of the FESLs, and distribution revenue over time in the form of 12b-1 payments.  Sales of Fund shares subject to CDSCs provide distribution revenue over time in the form of 12b-1 payments and, if shares are redeemed within 5 years, CDSCs.  However, the Company pays commissions on sales of Fund shares subject to CDSCs, reflects such commissions as a deferred expense on its balance sheet and amortizes such commissions over a period of up to eight years, thereby recognizing distribution expenses.  Therefore, to the extent that sales of Fund shares subject to CDSCs increases over time relative to sales of shares subject to FESLs, current distribution expenses may increase relative to current distribution revenues in certain periods, which would negatively impact the Company's earnings in such periods.  In addition, the Company may need to find additional sources of funding if existing cash flow and debt facilities are insufficient to fund commissions payable to selling broker-dealers on shares subject to CDSCs.

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in other Company authorized written or oral statements, the words and phrases "can be", "expects," "anticipates," "may affect," "may depend," "believes," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, that could cause actual results for future periods to differ materially from those presently anticipated or projected.  The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

The Company derives substantially all of its revenues from two sources; commission revenue earned in connection with sales of shares of mutual funds, variable insurance products, and fixed insurance products, and fees relating to the management of, and provision of services to, the Funds.  The fees earned by the Company are generally calculated as a percentage of assets under management/service.  If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected.  Assets under management/service may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

In seeking to sell Fund shares and market its other services, the Company operates in the highly competitive financial services industry.  The Company competes with approximately 8,000 open-end investment companies which offer their shares to the investing public in the United States.  In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions, as well as investment advisory firms.  Most of these competitors have substantially greater resources than the Company.  The Company sells Fund shares principally through third party broker-dealers.  The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual fund shares.  This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares.  In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares which could have a material adverse effect on the Company's earnings.

The fact that the investments of some Funds are geographically concentrated within a single state makes the market value of such investments particularly vulnerable to economic conditions within such state.  In addition, the states in which the investments of the Funds as a group are concentrated are themselves concentrated in certain regions of the United States.  The Company's fee revenues may, therefore, be adversely affected by economic conditions within such regions.

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
  Terrorist activities or other hostilities which may adversely affect the general economy.

Item 3.  CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing of this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2004, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

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

On March 22, 2004, the Company entered into a settlement agreement with the North Dakota Attorney General’s Office, which agreement includes the following:

  The Company will immediately start and diligently pursue a process to change its corporate structure from the of a venture capital corporation to a regular business corporation.
  The Company will fully and completely comply with all provisions of the N.D.C.C. Chapter 10-30.1, governing venture capital corporations, until the Company changes its corporate structure.  This agreement includes not investing in non-qualified entities, seeking appropriate certification from the Secretary of State, and giving appropriate notices of investment to the Secretary of State.
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

Item 2.       Changes in Securities

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

On March 18, 2004, the Company issued warrants to purchase 600,000 common shares in a private placement to Ancora Securities, Inc.  The warrants were sold by the Company for a cash purchase price of $3,000.  The warrants have an exercise price of $0.60 per share.  The holder may exercise all or any number of the warrants at any time commencing on or after the date of issuance of the warrant certificate and terminating on or prior to the close of business on September 1, 2010.  No underwriter was used in connection with the sale of warrants.  Both the warrants sold and the shares to be issued upon exercise are exempt from registration under federal securities laws or any state registration requirements and are subject to the resale restrictions on unregistered securities.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004	4,969	$.38	0	$627,332
February 2004	0	$.00	0	$627,332
March 2004	0	$.00	0	$627,332
Total	4,969	$.38	0	$627,332

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Security Holders

None

Item 5.       Other Information

None

Item 6.       Exhibits and Reports on Form 8-K

(a) Exhibits

10.48        Employment Agreement between Integrity Mutual Funds, Inc. and Robert Walstad

10.49        Employment Agreement between Integrity Mutual Funds, Inc. and Bradley Wells

10.50        Employment Agreement between Integrity Mutual Funds, Inc. and Jeff Etheredge

10.51        Employment Agreement between Integrity Mutual Funds, Inc. and Jerry J. Szilagyi

31.1         CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a)

of the Exchange Act

31.2         CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a)

of the Exchange Act

32.1         CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

32.2         CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

(b) Reports on Form 8-K

None

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2004	By /s/ Robert E. Walstad

Robert E. Walstad
Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)

Date:	May 13, 2004	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer