Form 10QSB
period 2004-06-30
INTEGRITY MUTUAL FUNDS INC
filed 2004-08-13
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
U.S. SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes	X	No

As of July 30, 2004, there were 13,060,843 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

Part I	FINANCIAL INFORMATION	Page #

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations -
	Three months ended June 30, 2004 and 2003	5

	Condensed Consolidated Statements of Operations -	6
	Six months ended June 30, 2004 and 2003

	Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2004 and 2003	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Controls and Procedures	17

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Changes in Securities	17

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	19

	Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$1,681,862	$2,581,360
Securities available-for-sale	201	24,387
Accounts receivable	1,206,314	1,047,491
Prepaids	73,726	76,473

Total current assets	$2,962,103	$3,729,711

PROPERTY AND EQUIPMENT	$1,864,902	$1,842,420
Less accumulated depreciation	(627,239)	(584,908)

Net property and equipment	$1,237,663	$1,257,512

OTHER ASSETS
Deferred sales commissions	$567,514	$727,886
Goodwill	9,482,497	9,531,434
Other assets (net of accumulated amortization	389,278	397,017
of $116,790 for 2004 and $108,669 for 2003)

Total other assets	$10,439,289	$10,656,337

TOTAL ASSETS	$14,639,055	$15,643,560

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	June 30,	December 31,
	2004	2003

CURRENT LIABILITIES
Service fees payable	$99,226	$103,498
Accounts payable	59,371	84,073
Other current liabilities	2,228,677	1,864,112
Current portion of long-term debt	247,066	1,203,547

Total current liabilities	$2,634,340	$3,255,230

LONG-TERM LIABILITIES
Notes payable	$1,464,464	$1,584,434
Subordinated debentures	595,000	595,000
Corporate notes	-	962,000
Subordinated commercial notes	561,000	561,000
Convertible debentures	250,000	250,000
Deferred tax liability	46,749	94,599
Other long-term liabilities	149,128	469,993
Less current portion of long-term debt	(247,066)	(1,203,547)

Total long-term liabilities	$2,819,275	$3,313,479

TOTAL LIABILITIES	$5,453,615	$6,568,709

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;	$1,525,000	$1,525,000
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Common stock – 1,000,000,000 shares authorized, $.0001 par value;	$8,524,766	$8,540,332
13,060,843 and 12,995,812 shares issued and outstanding, respectively
Receivable – unearned ESOP shares	(78,805)	(82,148)
Preferred dividends declared	(48,800)	-
Accumulated deficit	(736,718)	(907,560)
Accumulated other comprehensive loss	(3)	(773)

Total stockholders' equity	$9,185,440	$9,074,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,639,055	$15,643,560

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,

	2004	2003
OPERATING REVENUES
Fee income	$1,123,305	$679,448
Commissions	3,127,934	2,375,286

Total revenue	$4,251,239	$3,054,734

OPERATING EXPENSES
Compensation and benefits	$673,363	$453,397
Commission expense	2,802,443	1,972,122
General and administrative expenses	602,597	404,515
Sales commissions amortized	93,923	110,673
Depreciation and amortization	25,869	25,518

Total operating expenses	$4,198,195	$2,966,225

OPERATING INCOME	$53,044	$88,509

OTHER INCOME (EXPENSES)
Interest and other income	$16,848	$59,741
Interest expense	(78,500)	(75,719)

Net other expenses	$(61,652)	$(15,978)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$(8,608)	$72,531

INCOME TAX EXPENSE	(2,165)	(75,583)

NET LOSS FROM CONTINUING OPERATIONS	$(10,773)	$(3,052)

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment (net of tax)	$-	$(7,028)
Gain from disposal of internet segment (net of tax)	-	15,512

Gain from discontinued operations (net of tax)	$-	$8,484

NET INCOME (LOSS)	$(10,773)	$5,432

NET INCOME (LOSS) PER SHARE:
Basic earnings per share:
Continuing operations	$(.00)	$(.00)
Discontinued operations	$-	$.00
Diluted earnings per share:
Continuing operations	$(.00)	$(.00)
Discontinued operations	$-	$.00

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,074,186	13,516,700
Diluted	13,074,186	14,031,852

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,

	2004	2003
OPERATING REVENUES
Fee income	$2,295,007	$1,393,888
Commissions	6,262,900	5,080,312

Total revenue	$8,557,907	$6,474,200

OPERATING EXPENSES
Compensation and benefits	$1,182,504	$846,327
Commission expense	5,651,155	4,353,460
General and administrative expenses	1,078,170	743,032
Sales commissions amortized	161,134	201,531
Depreciation and amortization	51,222	50,443

Total operating expenses	$8,124,185	$6,194,793

OPERATING INCOME	$433,722	$279,407

OTHER INCOME (EXPENSES)
Interest and other income	$29,738	$84,019
Interest expense	(157,864)	(150,597)

Net other expenses	$(128,126)	$(66,578)

INCOME BEFORE INCOME TAX EXPENSE	$305,596	$212,829

INCOME TAX EXPENSE	(134,753)	(122,331)

NET INCOME FROM CONTINUING OPERATIONS	$170,843	$90,498

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment (net of tax)	$-	$(19,178)
Gain from disposal of internet segment (net of tax)	-	15,512

Loss from discontinued operations (net of tax)	$-	$(3,666)

NET INCOME	$170,843	$86,832

NET INCOME (LOSS) PER SHARE:
Basic earnings per share:
Continuing operations	$.01	$.01
Discontinued operations	$-	$(.00)
Diluted earnings per share:
Continuing operations	$.01	$.01
Discontinued operations	$-	$(.00)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,033,677	13,401,716
Diluted	13,033,677	13,916,868

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
		2004 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$170,843	$86,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,451	92,668
Sales commissions amortized/charged off	161,210	173,990
Loss on sale of available-for-sale securities	938	13,243
Minority interest	-	19,889
(Increase) decrease in:
Cash segregated for customers	-	204,641
Accounts receivable	(158,823)	157,964
Prepaids	2,747	40,170
Deferred sales commissions capitalized, net of CDSC collected	(838)	50,577
Other assets	(382)	(5,008)
Increase (decrease) in:
Service fees payable	(4,272)	(410)
Accounts payable	(47,577)	15,329
Deferred tax	(47,850)	(143,977)
Other liabilities	74,569	(175,423)

Net cash provided by operating activities	$201,016	$530,485

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	$(22,482)	$(32,638)
Purchase of available-for-sale securities	(3)	(511)
Proceeds from sale of available-for-sale securities	24,019	98,419
Purchase of other assets	-	(179,109)
Proceeds from sale of subsidiary	-	337,875
Purchase of goodwill	(31,932)	(3,223)

Net cash provided (used) by investing activities	$(30,398)	$220,813

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	(Unaudited)
	Six Months Ended
	June 30,
		2004 2003

CASH FLOWS FROM FINANCING ACTIVITIES

Redemption of common stock	$(18,219)	$(5,664)
Sale of common stock warrants	3,000	-
Reduction of notes payable	(119,970)	(9,218)
Repayments from ESOP	3,347	3,347
Reduction of short-term borrowing	-	(288,192)
Preferred dividends paid	(25,925)	-
Short-term borrowing	300,000	-
Loss on allocation of ESOP shares	(349)	(848)
Redemption of corporate notes	(962,000)	-
Long-term borrowing	-	900,025
Reduction of current liability	(250,000)	(250,000)

Net cash provided (used) by financing activities	$(1,070,116)	$349,450

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(899,498)	$1,100,748

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$2,581,360	1,007,619

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,681,862	$2,108,367

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Change in unrealized gain (loss) on securities available-for-sale	$767	$25,541
Purchase of other assets with common stock	-	210,000
Disposal of minority interest	-	335,482
Decrease in goodwill	(80,869)	-
Decrease in other current liabilities	54,417	-
Decrease in other long-term liabilities	26,452	-
Preferred stock dividends declared	22,875	-

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2004 and 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003 of Integrity Mutual Funds, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2003, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2004 are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

The Company sponsors several mutual funds.  Deferred sales commissions relating to some of its sponsored mutual funds are amortized over 5 years for income tax purposes and amortized over 8 years for financial reporting purposes.  The Company is expensing deferred sales commissions relating to other funds for income tax purposes, while amortizing these commissions over 12 months for financial reporting purposes.  The effects of these differences will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities may result from these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.  These reclassifications had no effect on the Company's net income.

NOTE 4 – BUSINESS ACQUISITIONS

On December 19, 2003, the Company acquired the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group.  The two funds had combined assets of approximately $43 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $750,000.  The majority of the purchase price, or approximately $425,000, was paid upon closing.  The remaining consideration of approximately $325,000, which is subject to adjustment based on retention of assets in the funds, has been placed in an escrow account that will be paid out on the first anniversary of the closing date.  The total purchase price was paid with cash generated from a private offering of preferred stock.

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $63 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000 was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within five business days of the one-year anniversary of the closing date, and $150,000 within five business days of the two-year anniversary of the closing date.  The total purchase price will be paid by utilizing a commercial bank loan and lines of credit, as well as available cash on hand.

On May 23, 2003, the Company acquired the management rights to the CNB Funds which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $62,500 at the one-year anniversary of the closing date, and $62,500 at the two-year anniversary of the closing date.  The total purchase price will be paid by using available cash on hand.  In June of 2004, the one-year anniversary payment of approximately $44,000 was paid and the liability for the two-year anniversary payment was reduced to $44,000 to reflect the current assets in the acquired fund.

On May 30, 2003, the Company acquired 100% of the equity stock of Abbington Capital Management, Inc.  The purchase consideration was comprised of 700,000 shares of unregistered $.0001 par value common stock of the Company determined to have a total value of $210,000.  The common stock was issued pursuant to the following delivery schedule, in a private transaction, exempt from Federal Securities and Exchange Commission (“SEC”) or any state securities commission registration:  200,000 shares at closing, 200,000 shares on August 31, 2003, 200,000 shares on December 31, 2003, and 100,000 shares on April 30, 2004.  As a part of the transaction, the Company received a license for the Portfolio Manager’s Stock Selection Matrix, a quantitative investment model for managing equity portfolios.

NOTE 5 – DISCONTINUED OPERATIONS

Effective June 26, 2003, the Company sold its 51% ownership in Magic Internet Services, Inc.  The purchase consideration for the Company’s 51% ownership consisted of $337,875, which the Company received at closing, as well as an additional maximum payment of $36,975 to be received 90 days after closing.  The additional payment was subject to adjustment based on terms of the contract.  As stated in the table below, through June 30, 2003, the gain (net of tax) from the sale of stock of subsidiary was $15,512.  The Company received a final payment of $29,622 in October of 2003, resulting in a final adjusted gain (net of tax) from the sale of stock of subsidiary of $11,197.

The results of Magic Internet Services, Inc. are reported in the Company’s Consolidated Statements of Operations separately as discontinued operations.  In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

June 26, 2003

Total revenues, net of interest expense	$233,845

Loss from discontinued operations, net of tax	$(19,178)
Gain from sale of stock of subsidiary, net of tax	15,512
Loss from discontinued operations, net of tax	$(3,666)

Total assets	$753,006
Total liabilities	68,532
Net assets of discontinued operations	$684,474

NOTE 6 – GOODWILL

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2004 are as follows:

	Mutual Fund	Broker-Dealer
	Services	Services	Total
Balance as of January 1, 2004	$7,071,584	$2,459,850	$9,531,434
Goodwill acquired during the period	-	18,902	18,902
Goodwill acquisition price adjustment during the period (see Note 4)	(67,839)	-	(67,839)
Impairment losses	-	-	-
Balance as of June 30, 2004	$7,003,745	$2,478,752	$9,482,497

The above segments are tested for impairment on an annual basis in the second quarter and any impairment adjustments are reflected at that time.  The segments were tested in the second quarter of 2004 and resulted in no impairment adjustments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Integrity Mutual Funds, Inc. derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and related services to the open-end investment companies known as “Integrity Mutual Funds,” “Integrity Managed Portfolios,” and “The Integrity Funds,” hereinafter collectively referred to as “the Funds.”  Integrity Mutual Funds currently consists of three open-end investment companies including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios consists of one open-end investment company containing six separate series including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds consists of one open-end investment company containing eight separate series including Integrity Equity Fund, Integrity Income Fund, Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, and Integrity Municipal Fund.  Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary, provides another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

The Company organizes its current business units into two reportable segments: mutual fund services and broker-dealer services. The mutual fund services segment acts as investment adviser, distributor, and provider of administrative service to the Funds. The broker-dealer services segment distributes shares of mutual funds and insurance products to retail investors through a network of registered representatives.

As disclosed in Note 5 – Discontinued Operations, the Company has classified the results of operations of Magic Internet Services, Inc. (the Internet Services segment) as discontinued operations.  The information below has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisitions was retained.

Segment Information

For the	Mutual Fund	Broker-Dealer
Second Quarter Ended	Services	Services	Total

June 30, 2004

Revenues from external customers	$1,217,102	$3,034,137	$4,251,239
Interest expense	78,500	-	78,500
Depreciation and amortization	25,598	271	25,869
Income (loss) from continued operations	(112,509)	101,736	(10,773)

June 30, 2003

Revenues from external customers	$909,673	$2,145,061	$3,054,734
Interest expense	75,719	-	75,719
Depreciation and amortization	24,326	1,192	25,518
Income (loss) from continued operations	(245,646)	242,594	(3,052)

For the	Mutual Fund	Broker-Dealer
Six Months Ended	Services	Services	Total

June 30, 2004

Revenues from external customers	$2,551,954	$6,005,953	$8,557,907
Interest expense	157,864	-	157,864
Depreciation and amortization	50,888	334	51,222
Income (loss) from continued operations	(28,484)	199,327	170,843
Segment assets	13,213,744	1,503,703	14,717,447
Expenditures for segment assets	21,005	1,477	22,482

June 30, 2003

Revenues from external customers	$1,801,994	$4,672,206	$6,474,200
Interest expense	149,837	760	150,597
Depreciation and amortization	48,089	2,354	50,443
Income (loss) from continued operations	(330,174)	420,672	90,498
Segment assets	12,176,111	1,477,583	13,653,694
Expenditures for segment assets	31,502	1,136	32,638

Reconciliation of Segment Information

		For the Three Months Ended
	June 30, 2004	June 30, 2003
Revenues
Total revenues for reportable segments	$4,251,239	$3,054,734

Profit
Total reportable segment profit	$(10,773)	$5,432

		For the Six Months Ended
	June 30, 2004	June 30, 2003
Revenues
Total revenues for reportable segments	$8,557,907	$6,474,200

Profit
Total reportable segment profit	$170,843	$86,832

Assets
Total assets for reportable segments	$14,717,447	$13,653,694
Elimination of intercompany receivables	(78,392)	(801,864)
Consolidated assets	$14,639,055	$12,851,830

A substantial portion of the Company’s revenue depends upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of June 30,	2004	2003	% Change

FIXED INCOME
Tax-Free Funds	$282.7	$279.0	1.3%
Taxable Funds (Corporate/Government)	5.8	1.1	427.3%

TOTAL FIXED INCOME FUNDS	$288.5	$280.1	3.0%

EQUITY
Fund of Funds	$6.6	$7.1	(7.0)%
Equity Funds	72.1	13.1	450.4%

TOTAL EQUITY FUNDS	78.7	20.2	289.6%

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$367.2	$300.3	22.3%

Average for the six month period	$378.8	$292.1	29.7%

Assets under the Company's management/service were $367.2 million at June 30, 2004, a decrease of $27.1 million (-6.9%) from December 31, 2003 and an increase of $66.9 million (22.3%) from March 31, 2003.

RESULTS OF OPERATIONS

Unless otherwise noted, the following discussions relate only to results from continuing operations.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss) from continuing operations	$(10,773)	$(3,052)	$170,843	$90,498
Net income (loss) from discontinued operations	$-	$8,484	$-	$(3,666)
Net income	$(10,773)	$5,432	$170,843	$86,832
Earnings per share
Basic:
Continuing operations	$(0.00)	$(0.00)	$0.01	$0.01
Discontinued operations	$-	$0.00	$-	$(0.00)
Net income	$(0.00)	$0.00	$0.01	$0.01
Diluted:
Continuing operations	$(0.00)	$(0.00)	$0.01	$0.01
Discontinued operation	$-	$0.00	$-	$(0.00)
Net income	$(0.00)	$0.00	$0.01	$0.01

The Company reported a net loss for the second quarter ended June 30, 2004 of $10,773, compared to net income of $5,432 for the same quarter in 2003.  Net income for the six months ended June 30, 2004 was $170,843, compared to $86,832 for the same period in 2003.

Operating revenues

Total operating revenues for the second quarter ended June 30, 2004 were $4,251,239, an increase of 39.2% from June 30, 2003.  Total operating revenues for the six months ended June 30, 2004 were $8,557,907, an increase of 32.2% from June 30, 2003. The increases are the result of increased fee and commission income.

Fee income for the second quarter ended June 30, 2004 increased 65.3% compared to June 30, 2003.  Fee income for the six months ended June 30, 2004 increased 64.6% over the same period in 2003.  The increases in fee income are due primarily to three mutual fund acquisitions completed in 2003.    The Company receives fees for providing investment advisory services to the Funds.  Investment advisory fees constituted 10% of the Company’s consolidated revenues for the six months ended June 30, 2004.  The Company also receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 10% of the Company’s consolidated revenues for the six months ended June 30, 2004.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 7% of the Company’s consolidated revenues for the six months ended June 30, 2004.

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds and insurance products.  The Company pays the representatives a portion of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads (“FESLs”), as well as contingent deferred sales charges (“CDSCs”) earned in connection with redemptions of Fund shares subject to CSDCs, and the dealer commission associated with sales of Fund shares subject to FESLs, which are paid out to other broker-dealers as commission expense.  Commission income increased 31.7%, to $3,127,934 for the second quarter ended June 30, 2004 from $2,375,286 for the same period in 2003.  Commission income increased 23.3%, to $6,262,900 for the six months ended June 30, 2004 from $5,080,312 for the same period in 2003.  The increases are primarily the result of improved market conditions.  Commission revenues constituted 73% of the Company’s consolidated revenues for the six months ended June 30, 2004.

Operating expenses

Total operating expenses for the second quarter and six months ended June 30, 2004 were $4,198,195 and $8,124,185, respectively, representing increases of 41.5% and 31.1% compared to the same periods in 2003.  The increases are a result of the net activity in the major expense categories, as described in the paragraphs that follow.

Compensation and benefits

Total compensation and benefits for the second quarter ended June 30, 2004 were $673,363, an increase of 48.5% from June 30, 2003.  Total compensation and benefits for the six months ended June 30, 2004 were $1,182,504, an increase of 39.7% from the same period in 2003.  The increases result primarily from the addition of several new employees to the Company over the past 12 months as well as annual compensation and benefit increases for all employees.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base plus incentive formula.  At the time of implementation, five wholesalers were added to the Company.  The primary function of the wholesalers is to market the Company’s Funds to registered representatives.  Over the next 24 months, management expects to expand the wholesaling staff to as many as 18 wholesalers.  The Company’s compensation and benefits expense will continue to increase as a result of this effort.

Commission expense

Total commission expense for the second quarter ended June 30, 2004 and the six months ended June 30, 2004 were $2,802,443 and $5,651,155, an increase of 42.1% and 29.8%, respectively, as compared to the same periods in 2003.  The increases are related to the increases in commission income.

General and administrative expenses

Total general and administrative expenses for the second quarter ended June 30, 2004 were $602,597, an increase of 49.0% from June 30, 2003.  Total general and administrative expenses for the six months ended June 30, 2004 were $1,078,170, an increase of 45.1% from June 30, 2003.  The increases are primarily attributable to expenses incurred relating to the new funds that were acquired during 2003, as well as increased travel and entertainment expenses relating to expanding the wholesaling staff.

Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight-line basis.  The Company amortizes the sales commissions relating to some of the Company’s sponsored funds over nine years, which best approximates management’s estimate of the average life of investor’s accounts in these funds and coincides with conversion of Class B shares to Class A shares.  CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions. Amortization of deferred sales commissions for the second quarter ended June 30, 2004 and the six months ended June 30, 2004 decreased 15.1% and 20.0%, respectively, as compared to the same periods in 2003.

Depreciation and amortization

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets.  Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life.  Rather, they will be subject to at least an annual assessment for impairment by applying a fair value based test.  There were no impairment adjustments made during the quarter ended June 30, 2004.

Other income (expenses)

Interest and other income decreased 71.8% for the second quarter ended June 30, 2004 compared to the same period in 2003.  Interest and other income decreased 64.6% for the six months ended June 30, 2004 compared to the same period in 2003.  These changes result primarily from reimbursements received in 2003 relating to the CFS annual sales and compliance meeting.

Liquidity and capital resources

Net cash provided by operating activities was $201,016 during the six months ended June 30, 2004 compared to $530,485 during the six months ended June 30, 2003.  A significant factor contributing to this variance was a decrease in accounts receivable during the six months ended June 30, 2003.  This decrease was due primarily to $250,000 in key man life insurance proceeds received in early 2003.

Net cash used by investing activities for the six months ended June 30, 2004 was $30,398 compared to net cash provided by investing activities of $220,813 for the six months ended June 30, 2003.  The 2003 activity included proceeds received from the sale of the Company’s 51% ownership interest in its internet subsidiary.

Net cash used by financing activities during the six months ended June 30, 2004 was $1,070,116. The major financing activities for the period were the payment of $250,000 in January of 2004 to repurchase 500,000 common shares pursuant to the put privilege that was exercised by the previous owners of Capital Financial Services, Inc, the retirement of $962,000 of corporate notes that matured on June 30, 2004, and the receipt of a $100,000 revolving bank line of credit and a $200,000 non-revolving bank line of credit in June of 2004.

At June 30, 2004, the Company held $1,681,862 in cash and cash equivalents, as compared to $2,581,360 at December 31, 2003.  Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $2,888,377 at June 30, 2004 from $3,653,238 at December 31, 2003.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

The Company has historically relied upon sales of its equity securities, debt instruments, and bank loans for liquidity and growth.  In June of 2003, the Company borrowed $900,000 under a bank credit line primarily to pay for the acquisition of the management rights to the four stock funds in the Willamette Family of Funds.  In December of 2003, the Company borrowed the final $300,000 available under this bank credit line and issued $1,525,000 of Series A Convertible Preferred Shares in a private offering to fund its acquisition of the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group and for working capital.  On September 5, 2003, the Company paid off an interim bank loan that was secured in September of 2002 to refinance maturing debentures.

The Company has had significant cash requirements to meet several liabilities that were due in the first six months of 2004.  In January of 2004, the Company repurchased 500,000 common shares for $250,000 under a put option related to its acquisition of CFS.  In March of 2004, the Company paid approximately $160,000 in tax obligations for 2003.  In early June of 2004, the Company made an additional payment of approximately $44,000 relating to the acquisition of the management rights to the Canandaigua Funds.  On June 30, 2004, the Company retired $962,000 of corporate notes.  In order to maintain required levels of regulatory net capital and to add to the current level of working capital, the Company received two new bank lines of credit.  A $100,000 revolving operating line of credit was drawn down on June 23, 2004 as well as a $200,000 non-revolving line of credit, which was issued to bridge timing differences associated with the retirement of the corporate notes and the inflow of cash.  The Company has no additional credit lines available at this time.  In September of 2004, the Company will need to make an additional payment relating to its acquisition of the management rights to the Willamette Funds, totaling approximately $360,000.

Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, will provide the Company with sufficient resources to meet its operating expenses during the next twelve months.  Management also believes that the Company may not have sufficient resources to meet its current portion of long-term debt.  Therefore, Management has undertaken efforts to raise additional capital through the issuance of equity securities, debt securities, or other financing alternatives in order to service this debt.  Management expects that the Company’s principal needs for cash may be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company's common stock, and service current debt.

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

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in other Company authorized written or oral statements, the words and phrases "can be," "expects," "anticipates," "may affect," "may depend," "believes," "estimate" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, which could cause actual results for future periods to differ materially from those presently anticipated or projected.  The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

The Company derived substantially all of its revenues from two sources; commission revenue earned in connection with sales of shares of mutual funds, variable insurance products, and fixed insurance products, and fees relating to the management of, and provision of services to, the Funds.  The fees earned by the Company are generally calculated as a percentage of assets under management/service.  If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected.  Assets under management/service may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

In seeking to sell Fund shares and market its other services, the Company operates in the highly competitive financial services industry.  The Company competes with approximately 8,000 open-end investment companies that offer their shares to the investing public in the United States.  In addition, the Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions, as well as investment advisory firms.  Most of these competitors have substantially greater resources than the Company.  The Company sells fund shares principally through third party broker-dealers.  The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds, which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell fund shares, the Company also competes with increasing numbers of mutual funds that sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual fund shares.  This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares.  In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares, which could have a material adverse effect on the Company's earnings.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

•         General political and economic conditions which may be less favorable than expected;

•         The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;

•         Unfavorable legislative, regulatory, or judicial developments;

•         Incidence and severity of catastrophes, both natural and man-made;

•         Changes in accounting rules, policies, practices, and procedures which may adversely affect the business;

•         Terrorist activities or other hostilities that may adversely affect the general economy.

Item 3.	CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing of this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2004, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

•         The Company will fully and completely comply with all provisions of the N.D.C.C. Chapter 10-30.1, governing venture capital corporations, until the Company changes its corporate structure.  This agreement includes not investing in non-qualified entities, seeking appropriate certification from the Secretary of State, and giving appropriate notices of investment to the Secretary of State.

•         The Company agrees to pay a civil penalty in the amount of $10,000, in addition to any other penalties authorized by law, if the Company does not comply with the prior two conditions.

A change in the corporate structure to a regular business corporation required a meeting and consent of the Company’s shareholders in order to approve changes to the Company’s articles of incorporation.  The Company received approval of corporate structure changes at its Annual Meeting of Shareholders that was held on May 28, 2004.  The Company has now complied with the conditions of the settlement agreement.

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

Item 2.	Changes in Securities

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2004	9,100	$.51	0	$622,691
May 2004	19,200	$.49	0	$613,248
June 2004	1,700	$.51	0	$612,381
Total	30,000	$.50	0	$612,381

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 28, 2004, the following proposals were adopted by the margins indicated:

1.                    To elect the Board of Directors of the Company.

Number of votes cast for:

Vance A. Castleman	10,425,103
Peter A. Quist	10,557,967
Myron D. Thompson	10,557,967
Robert E. Walstad	10,544,465
Richard H. Walstad	10,544,465

2.                    To ratify the selection of Brady, Martz & Associates, P.C., as the Company’s independent auditors for the fiscal year ending December 31, 2004.

For	10,406,309
Against	37,600
Abstain	269,035

3.                    To approve the conversion of the Company from a venture capital corporation into a general business corporation.

For	8,197,977
Against	117,798
Abstain	111,243

4.                    To approve an amendment to the Company’s Articles of Incorporation authorizing the Board of Directors to limit or deny existing shareholders preemptive rights to acquire additional Company shares under certain circumstances.

For	6,920,548
Against	1,345,081
Abstain	121,989

5.                    To approve the Restated Articles of Incorporation.

For	7,889,300
Against	395,112
Abstain	103,206

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

(b) Reports on Form 8-K

On May 5, 2004, the Company filed a Current Report on Form 8-K to furnish to the SEC under Item 12 a copy of the quarterly earnings for the first quarter ended March 31, 2004.

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2004	By /s/ Robert E. Walstad

Robert E. Walstad
Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)

Date:	August 13, 2004	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer