Form 10QSB
period 2004-09-30
INTEGRITY MUTUAL FUNDS INC
filed 2004-11-10
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
U.S. SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes	X	No

As of October 29, 2004, there were 13,054,043 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

Part I	FINANCIAL INFORMATION	Page #

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations -
	Three months ended September 30, 2004 and 2003	5

	Condensed Consolidated Statements of Operations -
	Nine months ended September 30, 2004 and 2003	6

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2004 and 2003	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Controls and Procedures	17

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8-K	18

	Signatures	19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$1,501,631	$2,581,360
Securities available-for-sale	202	24,387
Accounts receivable	1,109,509	1,047,491
Prepaids	92,536	76,473

Total current assets	$2,703,878	$3,729,711

PROPERTY AND EQUIPMENT	$1,873,273	$1,842,420
Less accumulated depreciation	(647,983)	(584,908)

Net property and equipment	$1,225,290	$1,257,512

OTHER ASSETS
Deferred sales commissions	$491,650	$727,886
Goodwill	9,425,606	9,531,434
Other assets (net of accumulated amortization	376,653	397,017
of $119,510 for 2004 and $108,669 for 2003)

Total other assets	$10,293,909	$10,656,337

TOTAL ASSETS	$14,223,077	$15,643,560

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	December 31,
	2004	2003

CURRENT LIABILITIES
Service fees payable	$98,222	$103,498
Accounts payable	88,169	84,073
Other current liabilities	1,934,660	1,864,112
Current portion of long-term debt	845,117	1,203,547

Total current liabilities	$2,966,168	$3,255,230

LONG-TERM LIABILITIES
Notes payable	$1,403,953	$1,584,434
Subordinated debentures	595,000	595,000
Corporate notes	-	962,000
Subordinated commercial notes	561,000	561,000
Convertible debentures	250,000	250,000
Deferred tax liability	34,139	94,599
Other long-term liabilities	-	469,993
Less current portion of long-term debt	(845,117)	(1,203,547)

Total long-term liabilities	$1,998,975	$3,313,479

TOTAL LIABILITIES	$4,965,143	$6,568,709

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;	1,306	1,300
13,060,843 and 12,995,812 shares issued and outstanding, respectively
Additional paid in capital – common stock	8,523,530	8,539,032
Receivable – unearned ESOP shares	(77,131)	(82,148)
Preferred dividends declared	(71,675)	-
Accumulated deficit	(643,092)	(907,560)
Accumulated other comprehensive loss	(4)	(773)

Total stockholders' equity	$9,257,934	$9,074,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,223,077	$15,643,560

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,

	2004	2003
OPERATING REVENUES
Fee income	$1,057,951	$790,142
Commissions	3,078,975	2,782,267

Total revenue	$4,136,926	$3,572,409

OPERATING EXPENSES
Compensation and benefits	$572,264	$500,374
Commission expense	2,782,246	2,402,412
General and administrative expenses	499,060	416,488
Sales commissions amortized	75,018	89,349
Depreciation and amortization	23,465	25,872

Total operating expenses	$3,952,053	$3,434,495

OPERATING INCOME	$184,873	$137,914

OTHER INCOME (EXPENSES)
Interest and other income	$28,747	$(4,578)
Interest expense	(58,270)	(68,988)

Net other expenses	$(29,523)	$(73,566)

INCOME BEFORE INCOME TAX EXPENSE	$155,350	$64,348

INCOME TAX EXPENSE	(61,724)	(9,991)

NET INCOME FROM CONTINUING OPERATIONS	$93,626	$54,357

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment (net of tax)	$-	$-
Loss from disposal of internet segment (net of tax)	-	(4,316)

Loss from discontinued operations (net of tax)	$-	$(4,316)

NET INCOME	$93,626	$50,041

NET INCOME (LOSS) PER SHARE:
Basic earnings per share:
Continuing operations	$.01	$.00
Discontinued operations	$-	$(.00)
Diluted earnings per share:
Continuing operations	$.01	$.00
Discontinued operations	$-	$(.00)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,070,139	13,962,551
Diluted	13,070,139	14,477,703

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,

	2004	2003
OPERATING REVENUES
Fee income	$3,352,958	$2,184,030
Commissions	9,341,874	7,862,580

Total revenue	$12,694,832	$10,046,610

OPERATING EXPENSES
Compensation and benefits	$1,754,768	$1,346,701
Commission expense	8,433,400	6,755,872
General and administrative expenses	1,577,230	1,159,520
Sales commissions amortized	236,152	290,880
Depreciation and amortization	74,687	76,316

Total operating expenses	$12,076,237	$9,629,289

OPERATING INCOME	$618,595	$417,321

OTHER INCOME (EXPENSES)
Interest and other income	$58,485	$79,441
Interest expense	(216,134)	(219,586)

Net other expenses	$(157,649)	$(140,145)

INCOME BEFORE INCOME TAX EXPENSE	$460,946	$277,176

INCOME TAX EXPENSE	(196,477)	(132,321)

NET INCOME FROM CONTINUING OPERATIONS	$264,469	$144,855

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment (net of tax)	$-	$(19,178)
Gain from disposal of internet segment (net of tax)	-	11,197

Loss from discontinued operations (net of tax)	$-	$(7,981)

NET INCOME	$264,469	$136,874

NET INCOME (LOSS) PER SHARE:
Basic earnings per share:
Continuing operations	$.02	$.01
Discontinued operations	$-	$(.00)
Diluted earnings per share:
Continuing operations	$.02	$.01
Discontinued operations	$-	$(.00)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,045,831	13,588,661
Diluted	13,045,831	14,103,813

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$264,469	$136,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,915	118,542
Sales commissions amortized/charged off	236,228	263,338
Loss on sale of available-for-sale securities	938	13,243
Minority interest	-	19,889
(Increase) decrease in:
Cash segregated for customers	-	319,275
Accounts receivable	(62,018)	44,174
Prepaids	(16,063)	26,800
Deferred sales commissions capitalized, net of CDSC collected	7	64,639
Other assets	9,523	(16,760)
Increase (decrease) in:
Service fees payable	(5,276)	3,615
Accounts payable	(18,779)	24,562
Deferred tax	(60,459)	(166,324)
Other liabilities	56,091	(12,096)

Net cash provided by operating activities	$478,576	$839,771

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	$(30,853)	$(60,207)
Purchase of available-for-sale securities	(5)	(761)
Proceeds from sale of available-for-sale securities	24,019	98,419
Proceeds from sale of subsidiary	-	337,875
Purchase of goodwill	(31,932)	(1,146,497)

Net cash used by investing activities	$(38,771)	$(771,171)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	(Unaudited)
	Nine Months Ended
	September 30,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES

Redemption of common stock	$(18,219)	$(24,526)
Sale of common stock warrants	3,000	-
Reduction of notes payable	(180,481)	(13,871)
Repayments from ESOP	5,020	5,020
Reduction of short-term borrowing	-	(555,592)
Preferred dividends paid	(48,800)	-
Short-term borrowing	300,000	-
Loss on allocation of ESOP shares	(279)	(1,408)
Redemption of corporate notes	(962,000)	-
Long-term borrowing	-	900,025
Reduction of other current liabilities	(617,775)	(250,000)

Net cash provided (used) by financing activities	$(1,519,534)	$59,648

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,079,729)	$128,248

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$2,581,360	1,007,619

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,501,631	$1,135,867

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Change in unrealized gain (loss) on securities available-for-sale	$(4)	$25,567
Purchase of other assets with common stock	-	210,000
Disposal of minority interest	-	335,482
Increase (decrease) in goodwill	(137,760)	629,476
Increase in other current liabilities	82,233	418,331
Increase (decrease) in other long-term liabilities	(219,993)	211,145
Preferred stock dividends declared	22,875	-

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2004 and 2003

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of operating results for the entire year.

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

NOTE 4 – BUSINESS ACQUISITIONS

On December 19, 2003, the Company acquired the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group.  The two funds had combined assets of approximately $43 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $750,000.  The majority of the purchase price, or approximately $425,000, was paid upon closing.  The remaining consideration of approximately $325,000, which is subject to adjustment based on retention of assets in the funds, has been placed in an escrow account that will be paid out on the first anniversary of the closing date.  The total purchase price was paid with cash generated from a private offering of preferred stock.  In September of 2004, the liability for the one-year anniversary payment was reduced to $293,000 to reflect the current assets in the acquired funds.

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $63 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within five business days of the one-year anniversary of the closing date, and $150,000 within five business days of the two-year anniversary of the closing date.  The total purchase price will be paid by utilizing a commercial bank loan and lines of credit, as well as available cash on hand.  In September of 2004, the one-year anniversary payment of approximately $323,000 was paid and the liability for the two-year anniversary payment was reduced to $133,000 to reflect the current assets in the acquired funds.

On May 23, 2003, the Company acquired the management rights to the CNB Funds, which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $62,500 at the one-year anniversary of the closing date, and $62,500 at the two-year anniversary of the closing date.  The total purchase price will be paid by using available cash on hand.  In June of 2004, the one-year anniversary payment of approximately $44,000 was paid and the liability for the two-year anniversary payment was reduced to $44,000 to reflect the current assets in the acquired funds.

On May 30, 2003, the Company acquired 100% of the equity stock of Abbington Capital Management, Inc.  The purchase consideration was comprised of 700,000 shares of unregistered $.0001 par value common stock of the Company determined to have a total value of $210,000.  The common stock was issued pursuant to the following delivery schedule, in a private transaction, exempt from Federal Securities and Exchange Commission (“SEC”) or any state securities commission registration:  200,000 shares at closing; 200,000 shares on August 31, 2003; 200,000 shares on December 31, 2003; and 100,000 shares on April 30, 2004.  As a part of the transaction, the Company received a license for the Portfolio Manager’s Stock Selection Matrix, a quantitative investment model for managing equity portfolios.

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

Summarized financial information for discontinued operations is as follows:

June 26, 2003

Total revenues, net of interest expense	$233,845

Loss from discontinued operations, net of tax	$(19,178)
Gain from sale of stock of subsidiary, net of tax	11,197
Loss from discontinued operations, net of tax	$(7,981)

Total assets	$753,006
Total liabilities	68,532
Net assets of discontinued operations	$684,474

NOTE 6 – GOODWILL

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2004, are as follows:

	Mutual Fund	Broker-Dealer
	Services	Services	Total
Balance as of January 1, 2004	$7,071,584	$2,459,850	$9,531,434
Goodwill acquired during the period	-	18,902	18,902
Goodwill acquisition price adjustment during the period (see Note 4)	(124,730)	-	(124,730)
Impairment losses	-	-	-
Balance as of September 30, 2004	$6,946,854	$2,478,752	$9,425,606

The above segments are tested for impairment on an annual basis in the second quarter and any impairment adjustments are reflected at that time.  The segments were tested in the second quarter of 2004 and resulted in no impairment adjustments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and related services to the open-end investment companies known as “Integrity Mutual Funds,” “Integrity Managed Portfolios,” and “The Integrity Funds,” hereinafter collectively referred to as “the Funds.”  Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds consists of one open-end investment company containing eight separate series, including Integrity Equity Fund, Integrity Income Fund, Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, and Integrity Municipal Fund.  Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary, provides another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

The Company organizes its current business units into two reportable segments: mutual fund services and broker-dealer services. The mutual fund services segment provides investment advisory, distribution, and administrative services to the Funds. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives.

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

Segment Information

For the	Mutual Fund	Broker-Dealer
Third Quarter Ended	Services	Services	Total

September 30, 2004

Revenues from external customers	$1,220,468	$2,916,458	$4,136,926
Interest expense	58,270	-	58,270
Depreciation and amortization	21,056	2,409	23,465
Income (loss) from continued operations	(20,243)	113,869	93,626

September 30, 2003

Revenues from external customers	$966,390	$2,606,019	$3,572,409
Interest expense	68,988	-	68,988
Depreciation and amortization	24,671	1,201	25,872
Income (loss) from continued operations	(121,368)	175,725	54,357

For the	Mutual Fund	Broker-Dealer
Nine Months Ended	Services	Services	Total

September 30, 2004

Revenues from external customers	$3,772,421	$8,922,411	$12,694,832
Interest expense	216,134	-	216,134
Depreciation and amortization	67,511	7,176	74,687
Income (loss) from continued operations	(45,883)	310,352	264,469
Segment assets	12,950,061	1,351,408	14,301,469
Expenditures for segment assets	29,376	1,477	30,853

September 30, 2003

Revenues from external customers	$2,768,384	$7,278,226	$10,046,610
Interest expense	218,825	761	219,586
Depreciation and amortization	72,760	3,556	76,316
Income (loss) from continued operations	(451,541)	596,396	144,855
Segment assets	12,704,772	1,492,905	14,197,677
Expenditures for segment assets	58,927	1,280	60,207

Reconciliation of Segment Information

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Revenues
Total revenues for reportable segments	$4,136,926	$3,572,409

Profit
Total reportable segment profit	$93,626	$50,041

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Revenues
Total revenues for reportable segments	$12,694,832	$10,046,610

Profit
Total reportable segment profit	$264,469	$136,874

Assets
Total assets for reportable segments	$14,301,469	$14,197,677
Elimination of intercompany receivables	(78,392)	(801,864)
Consolidated assets	$14,223,077	$13,395,813

A substantial portion of the Company’s revenue depends upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of September 30,	2004	2003	% Change

FIXED INCOME
Tax-Free Funds	$276.4	$269.9	2.4%
Taxable Funds (Corporate/Government)	10.1	1.0	910.0%

TOTAL FIXED INCOME FUNDS	$286.5	$270.9	5.8%

EQUITY
Fund of Funds	$6.2	$6.9	(10.1)%
Equity Funds	65.1	71.8	(9.3)%

TOTAL EQUITY FUNDS	71.3	78.7	(9.4)%

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$357.8	$349.6	2.3%

Average for the nine month period	$372.4	$298.8	24.6%

Assets under the Company's management/service were $357.8 million at September 30, 2004, a decrease of $36.5 million (-9.3%) from December 31, 2003, and an increase of $8.2 million (2.3%) from September 30, 2003.

RESULTS OF OPERATIONS

Unless otherwise noted, the following discussions relate only to results from continuing operations.

Three months ended September 30,			Nine months ended September 30,
	2004	2003	2004	2003

Net income (loss) from continuing operations	$93,626	$54,357	$264,469	$144,855
Net income (loss) from discontinued operations	$-	$(4,316)	$-	$(7,981)
Net income	$93,626	$50,041	$264,469	$136,874
Earnings per share
Basic:
Continuing operations	$0.01	$0.00	$0.02	$0.01
Discontinued operations	$-	$(0.00)	$-	$(0.00)
Net income	$0.01	$0.00	$0.02	$0.01
Diluted:
Continuing operations	$0.01	$0.00	$0.02	$0.01
Discontinued operation	$-	$(0.00)	$-	$(0.00)
Net income	$0.01	$0.00	$0.02	$0.01

The Company reported net income for the quarter ended September 30, 2004, of $93,626, compared to net income of $50,041 for the same quarter in 2003.  Net income for the nine months ended September 30, 2004, was $264,469, compared to $136,874 for the same period in 2003.

Operating revenues

Total operating revenues for the quarter ended September 30, 2004, were $4,136,926, an increase of 15.8% from September 30, 2003.  Total operating revenues for the nine months ended September 30, 2004, were $12,694,832, an increase of 26.4% from September 30, 2003. The increases are the result of increased fee and commission income.

Fee income for the quarter ended September 30, 2004, increased 33.9% compared to September 30, 2003.  Fee income for the nine months ended September 30, 2004, increased 53.5% over the same period in 2003.  The increases in fee income are due primarily to three mutual fund acquisitions completed in 2003.    The Company receives fees for providing investment advisory services to the Funds.  Investment advisory fees constituted 9% of the Company’s consolidated revenues for the nine months ended September 30, 2004.  The Company also receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 10% of the Company’s consolidated revenues for the nine months ended September 30, 2004.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 7% of the Company’s consolidated revenues for the nine months ended September 30, 2004.

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds and insurance products.  The Company pays the representatives a portion of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads (“FESLs”), as well as contingent deferred sales charges (“CDSCs”) earned in connection with redemptions of Fund shares subject to CSDCs, and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income increased 10.7%, to $3,078,975 for the quarter ended September 30, 2004, from $2,782,267 for the same period in 2003.  Commission income increased 18.8%, to $9,341,874, for the nine months ended September 30, 2004, from $7,862,580, for the same period in 2003.  The increases are primarily the result of improved market conditions as well as the recruitment of several new registered representatives in CFS.  Commission revenues constituted 74% of the Company’s consolidated revenues for the nine months ended September 30, 2004.

Operating expenses

Total operating expenses for the third quarter and nine months ended September 30, 2004, were $3,952,053 and $12,076,237, respectively, representing increases of 15.1% and 25.4% compared to the same periods in 2003.  The increases are a result of the net activity in the major expense categories, as described in the paragraphs that follow.

Compensation and benefits

Total compensation and benefits expense for the quarter ended September 30, 2004, was $572,264, an increase of 14.4% from September 30, 2003.  Total compensation and benefits expense for the nine months ended September 30, 2004, was $1,754,768, an increase of 30.3% from the same period in 2003.  The increases result primarily from the addition of several new employees to the Company over the past 12 months, as well as annual compensation and benefit increases for all employees.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company.  The primary function of the wholesalers is to market the Company’s Funds to registered representatives.  Over the next 24 months, management expects to continue to expand the wholesaling staff.  The Company’s compensation and benefits expense will continue to increase as a result of this effort.

Commission expense

Total commission expense for the quarter ended September 30, 2004, and the nine months ended September 30, 2004, was $2,782,246 and $8,433,400, an increase of 15.8% and 24.8%, respectively, as compared to the same periods in 2003.  The increases are related to the increases in commission income.

General and administrative expenses

Total general and administrative expenses for the quarter ended September 30, 2004, were $499,060, an increase of 19.8% from September 30, 2003.  Total general and administrative expenses for the nine months ended September 30, 2004, were $1,577,230, an increase of 36.0% from September 30, 2003.  The increases are primarily attributable to expenses incurred relating to the new funds that were acquired during 2003, as well as increased travel and entertainment expenses relating to expanding the wholesaling staff.

Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight-line basis.  The Company amortizes the sales commissions relating to some of the Company’s sponsored funds over eight years, which best approximates management’s estimate of the average life of investor’s accounts in these funds and coincides with conversion of Class B shares to Class A shares.  CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions. Amortization of deferred sales commissions for the quarter ended September 30, 2004, and the nine months ended September 30, 2004, decreased 16.0% and 18.8%, respectively, as compared to the same periods in 2003.

Depreciation and amortization

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets.  Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life.  Rather, they will be subject to at least an annual assessment for impairment by applying a fair-value based test.  There were no impairment adjustments made during the quarter ended September 30, 2004.

Liquidity and capital resources

Net cash provided by operating activities was $478,576 during the nine months ended September 30, 2004, as compared to $839,771 during the nine months ended September 30, 2003.  The 2003 activity included a reduction in the cash segregated for customers account due to the closing of the account.

Net cash used by investing activities for the nine months ended September 30, 2004, was $38,771, compared to net cash used by investing activities of $771,171 for the nine months ended September 30, 2003.  The 2003 activity included proceeds received from the sale of the Company’s 51% ownership interest in its internet subsidiary as well as the acquisition of management rights to two CNB Funds and four stock funds in the Willamette Family of Funds.

Net cash used by financing activities during the nine months ended September 30, 2004, was $1,519,534. The major financing activities for the period were the payment of $250,000, in January of 2004, to repurchase 500,000 common shares, pursuant to the put privilege that was exercised by the previous owners of Capital Financial Services, Inc., the retirement of $962,000 of corporate notes that matured on June 30, 2004, a payment of $323,000, in September of 2004, relating to the acquisition of the management rights to the Willamette Funds, and the receipt of a $100,000 revolving bank line of credit and a $200,000 non-revolving bank line of credit in June of 2004.

At September 30, 2004, the Company held $1,501,631 in cash and cash equivalents, as compared to $2,581,360 at December 31, 2003.  Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables decreased to $2,611,342 at September 30, 2004, from $3,653,238 at December 31, 2003.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

The Company has historically relied upon sales of its equity securities, debt instruments, and bank loans for liquidity and growth.  In June of 2003, the Company borrowed $900,000 under a bank credit line, primarily to pay for the acquisition of the management rights to the four stock funds in the Willamette Family of Funds.  In December of 2003, the Company borrowed the final $300,000 available under this bank credit line and issued $1,525,000 of Series A Convertible Preferred Shares in a private offering to fund its acquisition of the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group and for working capital.  On September 5, 2003, the Company paid off an interim bank loan of approximately $555,000 that was secured in September of 2002 to refinance maturing debentures.

The Company has had significant cash requirements to meet several liabilities that were due in the first nine months of 2004.  In January of 2004, the Company repurchased 500,000 common shares for $250,000 under a put option related to its acquisition of CFS.  In March of 2004, the Company paid approximately $160,000 in tax obligations for 2003.  In early June of 2004, the Company made an additional payment of approximately $44,000, relating to the acquisition of the management rights to the Canandaigua Funds.  On June 30, 2004, the Company retired $962,000 of corporate notes.  In September of 2004, the Company made an additional payment of approximately $323,000, relating to the acquisition of the management rights to the Willamette Funds.  In order to maintain required levels of regulatory net capital and to add to the current level of working capital, the Company received two new bank lines of credit.  A $100,000 revolving operating line of credit was drawn down on June 23, 2004, as well as a $200,000 non-revolving line of credit, which was issued to bridge timing differences associated with the retirement of the corporate notes and the inflow of cash.

Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, will provide the Company with sufficient resources to meet its operating expenses during the next twelve months.  Management has undertaken efforts to raise additional capital through the issuance of equity securities, debt securities, or other financing alternatives in order to service the current portion of long-term debt maturing over the next twelve months.  Management expects that the Company’s principal needs for cash may be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company's common stock, and service current debt.

Sales of fund shares with FESLs provide current distribution revenue to the Company in the form of the Company's share of the FESLs, and distribution revenue, over time, in the form of 12b-1 payments.  Sales of fund shares with CDSCs provide distribution revenue, over time, in the form of 12b-1 payments and, if shares are redeemed within 5 years, CDSCs.  However, the Company pays commissions on sales of Fund shares subject to CDSCs, reflects such commissions as a deferred expense on its balance sheet and amortizes such commissions over a period of up to eight years, thereby recognizing distribution expenses.  Therefore, to the extent that sales of Fund shares subject to CDSCs increases over time relative to sales of shares subject to FESLs, current distribution expenses may increase relative to current distribution revenues in certain periods, which would negatively impact the Company's cash flow in such periods.  In addition, the Company may need to find additional sources of funding if existing cash flow and debt facilities are insufficient to fund commissions payable to selling broker-dealers on shares subject to CDSCs if sales of Fund shares subject to CDSCs increase significantly.

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in other Company-authorized written or oral statements, the words and phrases "can be," "expects," "anticipates," "may affect," "may depend," "believes," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, which could cause actual results for future periods to differ materially from those presently anticipated or projected.  The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

The Company derives substantially all of its revenues from two sources; commission revenue earned in connection with sales of shares of mutual funds, variable insurance products, and fixed insurance products; and fees relating to the management of, and provision of services to, the Funds.  The fees earned by the Company are generally calculated as a percentage of assets under management/service.  If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected.  Assets under management/service may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

In seeking to sell Fund shares and market its other services, the Company operates in the highly competitive financial services industry.  The Company competes with approximately 8,000 open-end investment companies that offer shares to the investing public in the United States.  The Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions, as well as investment advisory firms.  Most of these competitors have substantially greater resources than the Company.  The Company sells Fund shares principally through third-party broker-dealers.  The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third-party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds, which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds that sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual fund shares.  This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares.  In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares, which could have a material adverse effect on the Company's earnings.

The fact that the investments of some Funds are geographically concentrated within a single state makes the market value of such investments particularly vulnerable to economic conditions within that state.  In addition, the states in which the investments of the Funds, as a group, are concentrated are themselves concentrated in certain regions of the United States.  The Company's fee revenues may, therefore, be adversely affected by economic conditions within such regions.

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

Within the 90-day period prior to the filing of this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of September 30, 2004, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The North Dakota Attorney General’s Office and the North Dakota Securities Commissioner raised issues concerning the Company’s status as a North Dakota venture capital corporation, including the method and manner of the Company’s compliance with reporting requirements respecting the sales of certain investments made by the Company in non-qualified entities under the venture capital corporation statute, the availability of the venture capital corporation exemption from registration for the sales of certain securities, and the subsequent use of offering circulars that allegedly omitted reference to information pertaining to the Company’s compliance with North Dakota’s venture capital corporation reporting requirements.

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

A change in the corporate structure to a regular business corporation required a meeting and consent of the Company’s shareholders in order to approve changes to the Company’s articles of incorporation.  The Company received approval of corporate structure changes at its Annual Meeting of Shareholders that was held on May 28, 2004.  The Company has now complied with the conditions of the settlement agreement and will not need to pay a civil penalty.

On March 15, 2004, the North Dakota Securities Commissioner issued an “Order for and Notice of Civil Penalty and Notice of Right to Request a Hearing” against Integrity Mutual Funds, Inc., ND Capital, Inc., and Robert E. Walstad, alleging that their failure to comply with the reporting requirements of North Dakota’s venture capital corporation statute negated their reliance on the venture capital corporation exemption from registration in North Dakota and resulted in omissions of disclosure in certain investment offering circulars in violation of North Dakota’s securities laws.  The Company maintains that it has met all regulatory disclosure and reporting requirements, and will therefore contest this Order and Notice in appropriate administrative and judicial forums.  The potential settlement charges range from zero to $286,000.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2004	0	$.00	0	$612,381
August 2004	0	$.00	0	$612,381
September 2004	0	$.00	0	$612,381
Total	0	$.00	0	$612,381

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Articles of Incorporation filed June 1, 2004 with North Dakota Secretary of State
3.2	Amended Bylaws
4.1	Form of Series “A” Preferred Stock Certificate
10.52	Employment Agreement between Integrity Mutual Funds, Inc., and Mark Anderson
10.53	Stock Purchase Agreement – ND Holdings, Inc. and Capital Financial Services, Inc.
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

(b) Reports on Form 8-K

None

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 10, 2004	By /s/ Robert E. Walstad

Robert E. Walstad
Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)

Date:	November 10, 2004	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer