Form 10KSB
period 2004-12-31
INTEGRITY MUTUAL FUNDS INC
filed 2005-03-28
CIK 944696

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.:  0-25958

INTEGRITY MUTUAL FUNDS, INC.
(Name of small business issuer in its charter)

North Dakota	45-0404061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Main Street North
Minot, North Dakota 58703
(Address of principal executive offices)

Issuer’s telephone number:	(701) 852-5292

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock; $.0001 par value

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]                                NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

The issuer's revenues for the year ended December 31, 2004, were $16,990,571.

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2005: $4,409,646.

On February 28, 2005, there were 13,228,543 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2005, are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:                                YES [  ]                                NO [X]

PART I

Item 1.  Description of Business

BUSINESS DEVELOPMENT

Integrity Mutual Funds, Inc. ("the Company"), is a holding company engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios,” and “The Integrity Funds,” hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies including ND Tax-Free Fund, Inc. (“ND Tax-Free Fund”), Montana Tax-Free Fund, Inc. (“Montana Tax-Free Fund”), and Integrity Fund of Funds, Inc. (“Integrity Fund of Funds”).  Integrity Managed Portfolios consists of one open-end investment company containing six separate portfolios including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund. The Integrity Funds currently consists of one open-end investment company containing eight separate portfolios including the Integrity Equity Fund, Integrity Income Fund, Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, and Integrity Municipal Fund.  The Company also sells mutual funds and insurance products through another wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”).

As of December 31, 2004, total assets under management/service in the Funds were approximately $360.1 million, compared to approximately $394.3 million as of December 31, 2003 and approximately $296.0 million as of December 31, 2002.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation by Robert E. Walstad, Chief Executive Officer of the Company.  The Company's offices are at 1 Main Street North, Minot, North Dakota 58703.  As of December 31, 2004, the Company had 45 full-time employees and 2 part-time employees, consisting of officers, investment management, securities distribution, shareholder services, data processing, compliance, accounting and clerical support staff.

On May 25, 2000, the Company acquired ARM Securities Corporation for cash.  On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc., a full-service brokerage firm based in Madison, Wisconsin for cash, common stock subject to a put option, stock options, and convertible debentures.  The securities issued in connection with this transaction were issued on a private placement basis.  The broker-dealer specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors, and currently supports approximately 175 investment representatives and investment advisors. On June 3, 2003, the Company announced the consolidation of ARM Securities Corporation and Capital Financial Services, Inc., into one firm – Capital Financial Services, Inc.

 On May 23, 2003, the Company acquired the management rights to the CNB Funds, which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $62,500 at the one year anniversary of the closing date, and $62,500 at the two year anniversary of the closing date.  The total purchase price will be paid with available cash on hand.  In June of 2004, the one-year anniversary payment of approximately $44,000 was paid, which reflected the assets in the acquired funds as of the one year anniversary.  In December of 2004, the liability for the two-year anniversary payment was reduced to approximately $40,000 to reflect the assets in the acquired funds at year-end.

On May 30, 2003, the Company acquired 100% of the equity stock of Abbington Capital Management, Inc.  The purchase consideration was composed of 700,000 shares of unregistered $.0001 par value common stock of the Company determined by both parties to have a total value of $210,000.  The common stock was issued in a private transaction, exempt from registration, pursuant to the following delivery schedule:  200,000 shares at closing, 200,000 shares on August 31, 2003, 200,000 shares on December 31, 2003, and 100,000 shares on April 30, 2004.  As part of the transaction, the Company received a license for the Portfolio Manager’s Stock Selection Matrix, a quantitative investment model for managing equity portfolios.  The shares were issued in a private transaction exempt from registration under federal securities laws or any state registration requirements and are subject to the resale restrictions on unregistered securities.

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $63 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within 5 business days of the one year anniversary of the closing date, and $150,000 within 5 business days of the two year anniversary of the closing date.  The total purchase price will be paid with an existing commercial bank loan and lines of credit, as well as available cash on hand.  In September of 2004, the one-year anniversary payment of approximately $323,000 was made, which reflected the assets in the acquired funds as of the one year anniversary.  In December of 2004, the liability for the two-year anniversary payment was reduced to approximately $132,000 to reflect the assets in the acquired funds at year-end.

On December 19, 2003, the Company acquired the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group.  The two funds had combined assets of approximately $43 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $750,000.  The majority of the purchase price, or approximately $425,000, was paid upon closing.  The remaining consideration of approximately $325,000, which was subject to adjustment based on retention of assets in the funds, was placed in an escrow account that was to be paid out on the first anniversary of the closing date.  The total purchase price was paid with cash generated from a private offering of preferred stock.  In December of 2004, the final payment of approximately $285,000 was made, which reflected the assets in the acquired funds at the one year anniversary.

On February 12, 2004, the Company entered into a joint venture agreement with SMH Capital Advisors, Inc.  In accordance with the agreement, the Company set up a Fund as a new series under the Integrity Funds called the Integrity High Income Fund.  The Company’s wholly-owned subsidiary, Integrity Money Management, Inc., serves as the Fund’s investment advisor.  SMH Capital Advisors, Inc., serves as the Fund’s investment sub-advisor.  The Company’s wholly-owned subsidiary, Integrity Funds Distributor, Inc., serves as distributor to the Fund, and the Company’s wholly-owned subsidiary, Integrity Fund Services, Inc., serves as administrator, transfer agent, and fund accountant to the Fund.  The initial set-up of the Fund did not require a material cash outlay by the Company.  The assets of the Integrity High Income Fund were approximately $20 million as of December 31, 2004.

THE COMPANY'S SUBSIDIARIES

The Company derives most of its income from two lines of business.  The first line of business provides investment management, distribution, shareholder services, accounting, and related services to the Funds. The other provides order processing, regulatory oversight, concession processing, and other related services to registered securities representatives transacting securities business for their clients. As a result, the Company is economically dependent on the Funds, the representatives, and others, for substantially all of its revenue and income. These businesses are conducted through the wholly-owned subsidiary companies described below. Revenues generated by the subsidiaries’ fund services are derived primarily from fees based on the level of assets under management. Revenues generated by the broker-dealer’s support of securities sales are derived primarily through a sharing of sales concessions paid by the products being sold to clients.

Integrity Money Management, Inc.

Integrity Money Management, Inc. ("Integrity Money Management”) is registered as an investment advisor with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940 (the "Advisers Act").  Integrity Money Management provides investment advisory services under investment advisory agreements with the Funds.  As of December 31, 2004, Integrity Money Management managed approximately $360.1 million of assets under management/service.

Integrity Funds Distributor, Inc.

Integrity Funds Distributor, Inc. ("Integrity Funds Distributor") is registered with the SEC as a broker-dealer and is also a member of the National Association of Securities Dealers, Inc. (the “NASD”). Integrity Funds Distributor serves as principal underwriter and distributor for the Funds.  Integrity Funds Distributor earns the underwriter’s portion of front-end sales loads (“FESLs”) in connection with sales of shares of Funds subject to FESLs, Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Funds, and contingent deferred sales charges (“CDSCs”) in connection with redemptions of shares of Funds subject to CDSCs.  Effective October 1, 2004, Integrity Funds Distributor, Inc., acquired and assumed all of the assets, liabilities, and business of ND Capital, Inc.  Both of these broker-dealer firms are wholly-owned by the Company.  The reorganization was designed to increase operating efficiency and promote cost savings.

Integrity Fund Services, Inc.

Integrity Fund Services, Inc. ("Integrity Fund Services") is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the “Exchange Act”).  Integrity Fund Services provides shareholder record-keeping services and acts as transfer agent and dividend-paying agent for the Funds.  Integrity Fund Services also provides business management services, including fund accounting, compliance, and other related administrative activities for the Funds.  Integrity Fund Services is compensated for providing these services under agreements with each Fund, and is reimbursed for out-of-pocket expenses.

Capital Financial Services, Inc.

Capital Financial Services, Inc. (“CFS”), is a full-service brokerage firm.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 175 investment representatives and investment advisors.

Magic Internet Services, Inc.

Effective June 26, 2003, the Company sold its 51% ownership in Magic Internet Services, Inc.

DESCRIPTION OF BUSINESS

Investment Advisory Services

Integrity Money Management acts as investment advisor to the Funds pursuant to investment advisory agreements with such Funds.  Integrity Money Management supervises and implements the Funds' investment activities, including determining which securities to buy and sell, and which broker-dealers to effect Fund securities transactions through.

Generally, each Fund pays Integrity Money Management an investment advisory fee, payable monthly and based on the Funds’ net assets.  Investment advisory fees are generally voluntarily waived or reduced, and the investment advisor may absorb other Fund expenses for a period of time to ensure that the Funds have competitive fee structures.

The investment advisory agreements pursuant to which Integrity Money Management provides investment advisory services continue in effect for successive annual periods as long as such continuance is approved annually by (a) either (i) a majority vote cast in person at a meeting of the relevant Fund's Board of Directors or Trustees called for that purpose, or (ii) a vote of the holders of a majority of the relevant Fund's outstanding voting securities, and (b) a majority of the relevant Funds’ directors or trustees who are not parties to the investment advisory agreement or interested persons of the Funds or the Company within the meaning of the Advisers Act.

Either party may terminate the investment advisory agreement without penalty after specified written notice.  Each investment advisory agreement also automatically terminates in the event of its "assignment", as defined in the Advisers Act. The termination of one or more investment advisory agreements between Integrity Money Management and the Funds would have a materially adverse impact on the Company.  To date, no such investment advisory agreements have been terminated.

Transfer Agency, Fund Accounting, and Administrative Services

Transfer agency, fund accounting, and other shareholder administrative services are provided to the Funds by Integrity Fund Services.  Integrity Fund Services receives fees from the Funds for providing such services pursuant to contracts with the Funds.  The contracts generally provide for Integrity Fund Services to be paid its servicing fees based on the net assets of each Fund, subject to certain minimum fees per Fund.  The contracts between the Funds and Integrity Fund Services are approved annually by the Funds’ board of directors or trustees.

Distribution of Fund Shares

Pursuant to distribution agreements, Integrity Funds Distributor acts as the principal underwriter and distributor of shares of the Funds.  The distribution agreements generally provide that Integrity Funds Distributor shall distribute Fund shares and pay the expenses thereof.  Fund shares are sold primarily by broker-dealers with whom Integrity Funds Distributor has entered into dealer sales agreements.

Integrity Funds Distributor earn the underwriter's portion of FESLs received in connection with sales of Fund shares effected by other broker-dealers and also earns CDSCs in connection with redemptions of Fund shares subject to CDSCs.

Each of the Funds (other than Kansas Insured Intermediate Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which Integrity Funds Distributor earns Rule 12b-1 fees in connection with its distribution of Fund shares.  Integrity Funds Distributor pays other broker-dealers a portion of these fees and retains the balance.

The 12b-1 Plans are established for an initial term of one year.  Thereafter, they must be approved annually by the Board of Directors or Trustees, including a majority of the disinterested directors or trustees of each Fund.  Each Plan is subject to termination at any time by a majority of the Funds’ disinterested directors or trustees or by the Funds’ shareholders.

Brokerage Commissions

CFS’s primary source of revenue is commission revenue in connection with sales of shares of mutual funds and insurance products.  CFS receives commission and Rule 12b-1 servicing revenue generated from the sale of investment products originated by its registered representatives.  CFS pays a portion of the revenue generated to its registered representatives and retains the balance.

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

Integrity Funds Distributor and CFS are registered broker-dealers, subject to extensive regulation by the SEC, the NASD, and state agencies in those states in which Integrity Funds Distributor and CFS conduct business.  As broker-dealers, Integrity Funds Distributor and CFS are subject to the Net Capital Rule promulgated by the SEC under the Exchange Act.  This rule requires that a broker-dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations.  Integrity Money Management is registered with the SEC as an investment advisor under the Advisers Act and is subject to regulation thereunder, and is also subject to regulation under certain state laws.  The Funds are subject to extensive regulation under the Investment Company Act of 1940 (the “Investment Company Act”) and, along with Integrity Money Management, are subject to periodic examinations by the SEC.  In addition, Integrity Funds Distributor and CFS are subject to periodic examinations by the NASD.

Federal and state laws and regulations, and the rules of the NASD, grant broad powers to such regulatory agencies and organizations.  These include the power to limit, restrict, or prevent the Company from carrying on its business if it fails to comply with such laws, regulations and rules.  Other possible sanctions that may be imposed include the suspension of individual employees, restrictions on the Company expanding its business or paying cash dividends, the revocation of the investment advisor, broker dealer, or transfer agent registrations, expulsions, censures, and/or fines.

To the extent that existing or future regulations affecting the sale of Fund shares or their investment strategies cause or contribute to reduced sales of Fund shares, or impair the investment performance of the Funds, the Company's aggregate assets under management and its revenues might be adversely affected.

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

The officers, directors, and employees of the Company may, from time to time, own securities that are also owned by one or more of the Funds.  The Company's internal policies with respect to individual investments by employees, including officers and directors who are employed by the Company, require prior clearance and reporting of some transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest.

COMPETITION

The financial services industry is highly competitive.  Industry sources indicate that there are approximately 8,000 open-end investment companies of varying sizes, investment objectives and policies which offer their shares to the investing public in the United States.  Since its inception, the Company has competed with numerous larger, more established mutual fund management organizations.  The Company is also in competition with the financial services and investment alternatives offered by stock brokerage firms, insurance companies, banks, savings and loans associations, and other financial institutions, as well as investment advisory firms.  The Company sells Fund shares principally through third party broker-dealers.  The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds which sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares which could have a materially adverse effect on the Company's earnings.

The Company also participates in two other highly competitive related sectors of the financial services industry; retail brokerage and investment advisory services. The Company competes directly with full-service stock brokerage firms, registered investment advisors, banks, regional broker-dealers, and other independent broker-dealers. Each of these competitors offers to the public many of the same investment products and services offered by the Company. Further, other broker-dealers providing the same services heavily recruit the representatives and advisors transacting business through the Company. This competition forces the Company to maintain high levels of support services and commission payouts for these representatives and advisors. These high levels of services and payouts could have a materially adverse effect on the Company’s earnings.

RECENT DEVELOPMENTS

On November 19, 2004, the Company entered into a purchase and sale agreement with IPS Advisory, Inc. (“IPS Advisory”).  Pursuant to the purchase agreement, the Company agreed to acquire the management rights to the IPS Millennium Fund and the IPS New Frontier Fund.  The two funds have combined assets of approximately $65 million and will be merged into a new Integrity Fund called the Integrity Growth & Income Fund.  The Company’s current affiliated and third-party service providers will act as investment adviser to the Fund, and will also provide compliance, administration, accounting, transfer agency, custody, distribution, and other services to the Fund.  IPS Advisory will act as sub-adviser to the Fund.  The closing date of the transaction shall take place on the latest to occur of (i) the date of approval of each IPS Fund’s shareholders, (ii) April 1, 2005, or (iii) on such other date as may be agreed upon by the parties.  The transaction is subject to approval by the IPS Funds’ and Integrity Funds’ Boards of Trustees and IPS Funds’ shareholders.  The Company will provide IPS Advisory with 750,000 common shares of the Company paid over two years and subject to adjustment based on retention of assets in the Fund.  The shares will be subject to a put option which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company’s shares as of the closing date.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company’s common shares when assets of the fund reach $100,000,000 and 150,000 options on the Company’s common shares when the assets of the Fund reach $200,000,000.  The options will have a strike price equal to the greater of the market price of the Company’s common shares on the closing date or $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis.

On January 27, 2005, the Company entered into a joint venture agreement with All Season Financial Advisors.  In accordance with the agreement, the Company will set up a Fund as a new series under the Integrity Funds called the Integrity All Season Fund.  The Company’s wholly-owned subsidiary, Integrity Money Management will serve as the Fund’s investment advisor.  All Season Financial Advisors will serve as the Fund’s investment sub-advisor.  The Company’s wholly-owned subsidiary, Integrity Funds Distributor will serve as distributor to the Fund, and the Company’s wholly-owned subsidiary, Integrity Fund Services will serve as administrator, transfer agent, and fund accountant to the Fund.  The initial set-up of the Fund will not require a material cash outlay by the Company.

AVAILABILITY OF SEC REPORTS

All SEC reports are made available on the Company’s website at www.integrityfunds.com.  These reports, including annual reports on Form 10-KSB, quarterly reports of Form 10-QSB, and current reports on Form 8-K, are available on the same day they are filed with the SEC.

Item 2                Description of Property

The Company operates the majority of its business out of its location at 1 Main Street North, Minot, North Dakota in which it occupies approximately 15,000 square feet of office space in a 28,000 square foot building, which it owns.  As of December 31, 2004, the building has a $422,637 mortgage.  The Company also leases approximately 800 square feet of office space in Huntington, New York for part of its investment advisory services.

Item 3     Legal Proceedings

The North Dakota Attorney General’s Office and the North Dakota Securities Department raised issues concerning the Company’s status as a North Dakota venture capital corporation under Chapter 10-30.1 of the North Dakota Century Code, including the method and manner of the Company’s compliance with reporting requirements respecting the sales of certain investments made by the Company in non-qualified entities under the venture capital corporation statute, the availability of the venture capital corporation exemption from registration for the sales of certain securities, and the subsequent use of offering circulars omitting references to information pertaining to the Company’s compliance with North Dakota’s venture capital corporation requirements.

On March 22, 2004, the Company entered into a settlement agreement with the North Dakota Attorney General’s Office, as a result of which the Company agreed (i) to change its corporate structure from that of a venture capital corporation to that of a regular business corporation, (ii) to fully and completely comply with all of the provisions of Chapter 10-30.1 of the North Dakota Century Code until such time as the corporate structure is changed, and (iii) to pay a civil penalty in the amount of $10,000 if the Company did not comply with the conditions in subparagraphs (i) and (ii) above.  The shareholders of the Company approved the change in its corporate structure at the Annual Meeting of Shareholders held May 28, 2004, and the Company believes that it has otherwise complied with the requirements of the settlement agreement.

On March 9, 2005, the Company and the North Dakota Securities Department reached a settlement of all outstanding issues raised by the North Dakota Securities Department with respect to the Company’s status as a North Dakota venture capital corporation and exemptions from registration claimed thereunder.  As a result of such settlement, the Company made a voluntary donation of $25,000 to the Investor Education and Technology Fund and no civil or criminal penalties were assessed against the Company, any of its subsidiaries, or any of its principals.

The Company has no other pending legal proceedings which are material to the financial affairs of the Company.

Item 4                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5     Market for Common Equity and Related Stockholder Matters

Information about the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol IMFD.  The Company's stock began trading on the OTC Bulletin Board on November 7, 1997.  On May 31, 2002, the shareholders of the Company approved a two for one (2:1) stock split of the issued and outstanding common stock of the Company which took effect on July 1, 2002.  On December 31, 2004, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.36 per share. At February 28, 2005, there were approximately 748 shareholders of record.

The following table sets forth the high and low closing prices for the Company's common stock.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2004		2003
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	.510	.350	.500	.250
Second Quarter	.520	.350	.500	.250
Third Quarter	.500	.350	.400	.230
Fourth Quarter	.450	.300	.400	.250

The Company has not paid a dividend with respect to its Common Stock, nor does the Company anticipate paying dividends in the foreseeable future.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2004	6,800	$.40	-	$609,440
November 2004	10,100	$.45	-	$604,579
December 2004	15,400	$.42	-	$597,754
Total	32,300	$.43	-	$597,754

Item 6                Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., is a holding company which operates its current business units in two reportable segments, 1) as an investment advisor, distributor, and provider of administrative services to sponsored mutual funds, and 2) as a broker-dealer.

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, accounting, and related services to the Funds.  CFS provides another substantial portion of revenue through sales of mutual funds, variable insurance products, and fixed insurance products.  The majority of the Company's assets under management consist of single-state municipal bond funds for the states of North Dakota, Montana, Kansas, Nebraska, Oklahoma, Maine, and New Hampshire.

ASSETS UNDER MANAGEMENT/SERVICE
By Investment Objective
In Millions

As of December 31,	2004	2003	2002

FIXED-INCOME
Tax-Free Funds	$ 267.9	$ 309.3	$ 286.7
Taxable Funds (Corporate/Government)	21.0	1.0	-
TOTAL FIXED-INCOME FUNDS	$ 288.9	$ 310.3	$ 286.7

EQUITY
Fund of Funds	$ 6.5	$ 7.1	$ 9.3
Equity Funds	64.7	76.9	-
TOTAL EQUITY FUNDS	$ 71.2	$ 84.0	$ 9.3

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$ 360.1	$ 394.3	$ 296.0

A substantial portion of the Company's revenues depend upon the amount of assets under its management/service.  Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.  Assets under the Company's management/service decreased by $34.2 million (8.7%) in 2004 compared to 2003 and increased by $98.3 million (33.2%) in 2003 compared to 2002.  Fixed income assets decreased by 6.9% in 2004 compared to 2003, and increased 8.2% in 2003 compared to 2002.  Fixed income assets accounted for 80.2% of the total assets under management/service in 2004 and 78.7% in 2003.  Equity assets decreased by 15.2% in 2004 compared to the 2003, and increased 803.2% in 2003 compared to 2002. Equity assets accounted for 19.8% of total assets under management/service in 2004 and 21.3% in 2003.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Company’s Consolidated Statements of Operations and the percentage change in those amounts from period to period.

				Variance 2004 to 2003	Variance 2003 to 2002

	2004	2003	2002

OPERATING REVENUES
Fee income	$4,382,788	$3,274,984	$3,065,042	33.8%	6.8%
Commissions	12,607,783	10,681,189	11,378,619	18.0%	(6.1)%
Total revenue	$16,990,571	$13,956,173	$14,443,661	21.7%	(3.4)%

OPERATING EXPENSES
Compensation and benefits	$2,486,309	$1,866,798	$1,705,346	33.2%	9.5%
General and administrative expenses	2,208,038	1,713,187	1,701,732	28.9%	0.7%
Commission expense	11,405,775	9,347,887	9,975,465	22.0%	(6.3)%
Sales commissions amortized	321,942	376,386	490,206	(14.5)%	(23.2)%
Depreciation and amortization	99,525	102,906	104,045	(3.3)%	(1.1)%
Total operating expenses	$16,521,589	$13,407,164	$13,976,794	23.2%	(4.1)%

OPERATING INCOME	$468,982	$549,009	$466,867	(14.6)%	17.6%

OTHER INCOME (EXPENSES)
Interest and other income	$66,155	$101,849	$360,760	(35.0)%	(71.8)%
Interest expense	(275,247)	(295,547)	(303,139)	(6.9)%	(2.5)%
Net other income (expenses)	$(209,092)	$(193,698)	$57,621	(7.9)%	(436.2)%

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAX EXPENSE	$259,890	$355,311	$524,488	(26.9)%	(32.3)%

INCOME TAX EXPENSE	(124,771)	(165,785)	(86,098)	(24.7)%	92.6%

INCOME FROM CONTINUING OPERATIONS	$135,119	$189,526	$438,390	(28.7)%	(56.8)%

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment, net of tax
	-	(19,178)	(40,079)	-	(52.1)%
Gain from disposal of internet segment, net of tax				-
	-	11,197	0		-
Loss from discontinued operations, net of tax
	-	(7,981)	(40,079)	-	(80.1)%

NET INCOME	$135,119	$181,545	$398,311	(25.6)%	(54.3)%

EARNINGS (LOSS) PER COMMON SHARE	.00	.01	.03

OPERATING REVENUES

Total operating revenues for 2004 were $17.0 million, an increase of 21.7% from $14.0 million in 2003.  The increase in operating revenues primarily results from an increase in fee income due to the acquisition of several new mutual funds during 2003 as well as an increase in commission revenues relating to the broker-dealer services segment.

Total operating revenues for 2003 were $14.0 million, a decrease of 3.4% from $14.4 million for 2002.  The decrease in operating revenues primarily results from a decrease in commission revenues relating to the broker-dealer services segment.

Fee income for 2004 was $4.4 million, a 33.8% increase from $3.3 million in 2003.  Fee income for 2003 was $3.3 million, a 6.8% increase from $3.1 million for 2002.  The increases in fee income are due primarily to the acquisition of several new mutual funds during 2003.  Integrity Fund Services receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services to the Funds.  These fees constituted 10% of the Company’s consolidated revenues in 2004.  Integrity Money Management receives fees for providing investment advisory services to the Funds.  Investment advisory fees constituted 8% of the Company’s consolidated revenues in 2004.

Integrity Funds Distributor earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 7% of the Company’s consolidated revenues in 2004.

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds and insurance products.  The Company pays the representatives a portion of this income as commission expense and retains the balance.  Commission income also includes underwriting fees earned by Integrity Funds Distributor in connection with sales of Fund shares subject to FESLs, and CDSCs earned by Integrity Funds Distributor in connection with redemptions of Fund shares subject to CDSCs.  Commission income for December 31, 2004 was $12.6 million, a 18.0% increase over $10.7 million in 2002.  The increase is due primarily to an increase in transaction activity and recruiting efforts for new registered representatives in CFS during 2004.  2003 commission income was a 6.1% decrease from 2002.  Commission revenues constituted 74% of the Company’s consolidated revenues in 2004.

OPERATING EXPENSES

Total operating expenses increased 23.2% for 2004 compared to 2003. Total operating expenses decreased 4.1% for 2003 compared to 2002.  The variances relate to several of the major expense categories as described in the paragraphs that follow.

Compensation and benefits increased 33.2% in 2004 compared to 2003. In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company payroll.  The primary function of the wholesalers is to market the Company’s Funds to registered representatives.  Over the next 24 months, management expects to continue to expand the wholesaling staff.  The Company’s compensation and benefits expense will continue to increase as a result of this effort.  Compensation and benefits increased 9.5% in 2003 compared to 2002.

Commission expense for 2004 was a 22.0% increase from 2003. Commission expense for 2003 was a 6.3% decrease from 2002. The commission expense increase for 2004 and decrease for 2003 correspond directly to the increase in commission income in 2004 and the decrease in commission income in 2003.

Total general and administrative expense for 2004 increased 28.9% over 2003.  General and administrative expenses for 2003 increased slightly over 2002. The increase in 2004 is due primarily to expenses incurred relating to the new Funds that were acquired in 2003, as well as increased travel and entertainment expenses in connection with the expanding wholesaling staff.

Sales commissions paid to brokers and dealers in connection with the sale of shares of Funds sold without a FESL are capitalized and amortized on a straight-line basis.  Effective January 1, 2001, the Company accelerated the amortization life on some of the Funds to eight years from nine years which best approximates management’s estimate of the average life of investor’s accounts in these Funds and coincides with conversion of Class B shares to Class A shares. Contingent deferred sales charges (“CDSC”) received by the Company are recorded as a reduction of unamortized deferred sales commissions.  Amortization of deferred sales commissions decreased 14.5% in 2004 compared to 2003, and decreased 23.2% in 2003 compared to 2002.

Depreciation and amortization decreased 3.3% in 2004 from 2003, and decreased 1.1% in 2003 from 2002.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets.  Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful lives.  Rather, it will be subject to at least an annual assessment for impairment by applying a fair value based test.

OTHER INCOME (EXPENSES)

The 2004 interest and other income decreased 35.0% from 2003.  Interest and other income decreased 71.8% in 2003 compared to 2002.  The decrease in 2003 was primarily the result of $250,000 in insurance proceeds recorded in 2002.  In September of 2002, the Company’s president, who also served as chief operating officer and director, died in an automobile accident.  The Company received $250,000 in keyman life insurance proceeds in early 2003.  This amount was included in other income in the 2002 financial statements.

Interest expense for 2004 decreased 6.9% from 2003.  Interest expense for 2003 decreased 2.5% from 2002.  These decreases are primarily the result of the maturity of debentures in mid-2003 and corporate notes in mid-2004, which were partially replaced by subordinated commercial notes and short-term bank loans carrying lower rates of interest.

INCOME TAX (EXPENSE) BENEFIT

The Company amortizes most of its deferred sales commissions over five years for income tax purposes.  The Company capitalizes and amortizes most of the commissions for financial reporting purposes over eight years (with the exception of those related to Integrity Fund of Funds, which are expensed).  This will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes.  Deferred tax assets or deferred tax liabilities may result from these timing differences.

FINANCIAL CONDITION

On December 31, 2004, the Company’s assets aggregated $13.6 million, a decrease of 12.8% from $15.6 million in 2003, due to a decrease in cash and cash equivalents, securities available-for-sale, net property and equipment, deferred sales commissions, goodwill, and other assets, offset by increases in accounts receivable and prepaids.  Stockholders equity increased slightly on December 31, 2004 compared to December 31, 2003, primarily the result of the net income of $135,119 offset by dividends declared on preferred stock.

Cash provided by operating activities was $458,825 in 2004, a 59.9% decrease from $1,144,388 in 2003. During the year ended December 31, 2004, the Company used net cash of $71,372 for investing activities.  Cash provided from investing activities during the year included $24,019 in proceeds received from the sale of available-for-sale securities held by the Company.  Cash used for investing activities during 2004 included $48,652 related to the acquisitions of several new mutual funds, $5,030 for the purchase of available-for-sale securities, and $41,709, which was primarily used to purchase computer equipment. Net cash used by financing activities during the year was $2.1 million, primarily the net effect of $300,000 in proceeds received from a short-term bank borrowing, offset by $962,000 paid to redeem corporate notes that matured in June of 2004, $653,068 in one year anniversary payments relating to the acquisitions of several new mutual funds in 2003, $440,785 of debt repayment, $250,000 to purchase the Company’s common stock pursuant to a put option in the purchase agreement by which CFS was acquired, $71,675 of preferred dividends paid, and $33,450 to purchase the Company’s common stock pursuant to a program, approved by its Board of Directors in November 1997, to repurchase up to $2,000,000 of its common stock from time to time in the open market.

In June of 2004, the Company borrowed $200,000 on a non-revolving bank line of credit, and $100,000 on a revolving bank line of credit.  The debt carries an interest rate of 1.00% above the prime rate and was used, along with existing cash, to repay $962,000 of debentures that matured in June of 2004.  $200,000 of the bank debt was repaid in December of 2004, with the remaining balance of $100,000 due in June of 2005.

On December 31, 2003, the Company's assets aggregated $15.6 million, an increase of 23.2% from $12.7 million in 2002, due to an increase in cash and cash equivalents, goodwill, and other assets, offset by decreases in securities available-for-sale, accounts receivable, prepaids, property and equipment, and deferred sales commissions.  Stockholders’ equity increased to $9.1 million on December 31, 2003, compared to $7.0 million on December 31, 2002, primarily the result of net income of $181,545, the issuance of $1,525,000 of preferred stock, as well as the issuance of $210,000 of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2004, the Company’s liquid assets totaled $873,017, including $867,528 of cash and cash equivalents, as compared to $2,605,747 of which $2,581,360 represented cash and cash equivalents, on December 31, 2003, and $1,117,075 of which $1,007,619 represented cash and cash equivalents, on December 31, 2002.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

In June of 2004, the Company borrowed $200,000 on a non-revolving bank line of credit, and $100,000 on a revolving bank line of credit that was used, along with existing cash, to repay $962,000 of corporate notes that matured in June of 2004.  $200,000 of the bank debt was repaid in December of 2004, with the remaining balance of $100,000 due in June of 2005.

The Company has significant cash requirements to meet several liabilities coming due in 2005.  In January of 2005, the Company repurchased 500,000 common shares for $250,000 under a put option related to its acquisition of CFS, which was paid by utilizing a short-term bank loan.  The short-term bank loan carries an interest rate of 2.00% over the prime rate and matures in 6 months.  The Company received an additional $300,000 in short-term bank debt in February of 2005 primarily for working capital.  This debt carries an interest rate of 6.75% and also matures in 6 months.  The Company has approximately $595,000 of subordinated debentures maturing on June 30, 2005, and also has several short-term bank loans that will mature between June and August of 2005 totaling $650,000.  Also, the Company will make final payments in May and September of 2005 relating to its acquisitions of the management rights to the Canandaigua and Willamette Funds, totaling approximately $172,000.

Management believes that the Company’s existing liquid assets, together with the expected continuing cash flow from operations, will provide the Company with sufficient resources to meet its operating expenses during the next twelve months.  Management also believes that the Company will not have sufficient resources to meet its current portion of long-term debt and other non-operating obligations.  Therefore, management has undertaken efforts to raise additional capital though the issuance of equity securities, debt securities, and/or other financing alternatives in order to service this debt.  In addition to the liabilities coming due in 2005, management expects that the principal needs for cash may be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company’s common stock, and service current debt.

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

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the SEC, in the Company's press releases, and in other Company-authorized written or oral statements, the words and phrases "can be," "expects," "anticipates," "may affect," "may depend," "believes," "estimates," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, which could cause actual results for future periods to differ materially from those presently anticipated or projected.  The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

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

In seeking to sell Fund shares and market its other services, the Company operates in the highly competitive financial services industry.  The Company competes with approximately 8,000 open-end investment companies that offer shares to the investing public in the United States.  The Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions, as well as investment advisory firms.  Most of these competitors have substantially greater resources than the Company.  The Company sells Fund shares principally through third-party broker-dealers.  The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks, in particular, have increased and continue to increase their sponsorship of proprietary mutual funds distributed through third-party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds, which may limit the Company’s ability to secure the distribution services of such broker-dealer firms.  In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds that sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual fund shares.  This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares.  In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares, which could have a materially adverse effect on the Company’s earnings.

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

DECEMBER 31, 2004, 2003 AND 2002

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
Minot, North Dakota 58701

We have audited the accompanying consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries (a North Dakota Corporation) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota   USA

March 1,2005

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$867,528	$2,581,360
Securities available-for-sale	5,489	24,387
Accounts receivable	1,185,284	1,047,491
Prepaids	93,510	76,473

Total current assets	$2,151,811	$3,729,711

PROPERTY AND EQUIPMENT	$1,884,129	$1,842,420
Less accumulated depreciation	(670,101)	(584,908)

Net property and equipment	$1,214,028	$1,257,512

OTHER ASSETS
Deferred sales commissions	$416,908	$727,886
Goodwill	9,429,485	9,531,434
Other assets (net of accumulated amortization	344,919	397,017
of $122,230 for 2004 and $108,669 for 2003)

Total other assets	$10,191,312	$10,656,337

TOTAL ASSETS	$13,557,151	$15,643,560

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

2004	2003

CURRENT LIABILITIES
Service fees payable	$98,025	$103,498
Accounts payable	37,348	84,073
Other current liabilities	1,517,136	1,864,112
Current portion of long-term debt	848,206	1,203,547

Total current liabilities	$2,500,715	$3,255,230

LONG-TERM LIABILITIES
Note payable	$1,343,649	$1,584,434
Subordinate debentures	595,000	595,000
Corporate notes	-	962,000
Subordinate commercial notes	561,000	561,000
Convertible debentures	250,000	250,000
Other long-term liabilities	-	469,993
Deferred tax liability	24,300	94,599
Less current portion of long-term debt	(848,206)	(1,203,547)

Total long-term liabilities	$1,925,743	$3,313,479

TOTAL LIABILITIES	$4,426,458	$6,568,709

STOCKHOLDERS' EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value	1,323	1,300
13,228,543 and 12,995,812 shares issued and outstanding, respectively
Additional paid in capital – common stock	8,546,560	8,539,032
Receivable - unearned ESOP shares	(75,455)	(82,148)
Preferred dividends declared	(94,550)	-
Accumulated deficit	(772,441)	(907,560)
Accumulated other comprehensive income (loss)	256	(773)

Total stockholders' equity	$9,130,693	$9,074,851

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,557,151	$15,643,560

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
REVENUES
Fee income	$4,382,788	$3,274,984	$3,065,042
Commissions	12,607,783	10,681,189	11,378,619
Total revenue	$16,990,571	$13,956,173	$14,443,661

OPERATING EXPENSES
Compensation and benefits	$2,486,309	$1,866,798	$1,705,346
General and administrative expenses	2,208,038	1,713,187	1,701,732
Commission expense	11,405,775	9,347,887	9,975,465
Sales commissions amortized	321,942	376,386	490,206
Depreciation and amortization	99,525	102,906	104,045
Total operating expenses	$16,521,589	$13,407,164	$13,976,794

OPERATING INCOME	$468,982	$549,009	$466,867

OTHER INCOME (EXPENSES)
Interest and other income	$66,155	$101,849	$360,760
Interest expense	(275,247)	(295,547)	(303,139)
Net other income (expenses)	$(209,092)	$(193,698)	$57,621

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$259,890	$355,311	$524,488

INCOME TAX EXPENSE	(124,771)	(165,785)	(86,098)

INCOME FROM CONTINUING OPERATIONS	$135,119	$189,526	$438,390

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment, net of tax	-	(19,178)	(40,079)
Gain from disposal of internet segment, net of tax	-	11,197	0
Loss from discontinued operations, net of tax	-	(7,981)	(40,079)

NET INCOME	$135,119	$181,545	$398,311

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Continuing operations	$.00	$.01	$.03
Discontinued operations	$-	$(.00)	$(.00)
Diluted:
Continuing operations	$.00	$.01	$.03
Discontinued operations	$-	$(.00)	$(.00)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	13,064,779	13,674,425	13,919,746
Diluted	13,064,779	13,674,425	14,503,079

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Amounts			Shares
	2004	2003	2002	2004	2003	2002
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$-	$-	3,050,000	-	-
Preferred stock issued	-	1,525,000	-	-	3,050,000	-
Balance, end of year	$1,525,000	$1,525,000	$-	3,050,000	3,050,000	-

Common stock and additional paid-in capital

Balance, beginning of year	$8,540,332	$8,361,529	$8,588,793	12,995,812	12,470,480	12,924,480
Common stock issued	38,000	210,000	-	300,000	600,000	-
Warrants issued	3,000	-	-	-	-	-
Purchase of common stock	(33,449)	(31,197)	(227,264)	(67,269)	(74,668)	(454,000)
Balance, end of year	$8,547,883	$8,540,332	$8,361,529	13,228,543	12,995,812	12,470,480

Accumulated deficit
Balance, beginning of year	$(907,560)	$(1,198,551)	$(1,596,862)
Net income (loss)	135,119	181,545	398,311
Disposal of business segment	-	109,446	-
Balance, end of year	$(772,441)	$(907,560)	$(1,198,551)

ESOP activity
Balance, beginning of year	$(82,148)	$(88,845)	$(97,093)
Repayments from ESOP	6,693	6,697	8,248
Balance, end of year	$(75,455)	$(82,148)	$(88,845)

Preferred dividends
Balance, beginning of year	$-	$-	$-
Dividends declared	(94,550)	-	-
Balance, end of year	$(94,550)	$-	$-

Accumulated other comprehensive income

Balance, beginning of year	$(773)	$(26,160)	$(6,001)
Change in unrealized gain (loss) on available-for-sale securities	1,029	25,387	(20,159)
Balance, end of year	$256	$(773)	$(26,160)

Total stockholders’ equity	$9,130,693	$9,074,851	$7,047,973

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$135,119	$181,545	$398,311
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	98,754	145,131	202,464
Sales commissions amortized/charged off	282,948	345,398	487,971
Minority interest	-	19,889	(55,657)
Compensation expense	38,000	-	-
Loss on sale of available-for-sale securities	937	13,243	-
Effects on operating cash flows due to changes in:
Cash segregated for customers	-	319,275	(20,739)
Accounts receivable	(137,793)	61,894	(602,499)
Prepaids	(17,037)	13,687	21,074
Deferred sales commissions capitalized, net of CDSC collected	28,030	85,881	(187,600)
Other assets	38,537	10,046	(83,124)
Service fees payable	(5,473)	25,775	(11,802)
Accounts payable	(69,600)	88,005	(39,337)
Deferred tax	(70,299)	(180,439)	(103,434)
Other liabilities	136,702	15,058	416,683

Net cash provided by operating activities	$458,825	$1,144,388	$422,311

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	$(41,709)	$(75,326)	(88,370)
Purchase of available-for-sale securities	(5,030)	(1,202)	$(1,059)
Proceeds from sale of available-for-sale securities	24,019	98,419	-
Proceeds from sale of subsidiary	-	337,875	-
Purchase of goodwill	(48,652)	(1,748,444)	(1,117,711)

Net cash used by investing activities	$(71,372)	$(1,388,678)	$(1,207,140)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES

Reduction of short-term borrowing	$(200,000)	$(555,592)	$(94,448)
Redemption of common stock	(33,450)	(31,197)	(164,011)
Sale of common stock warrants	3,000	-	-
Issuance of preferred stock	-	1,525,000	-
Issuance of subordinate commercial notes	-	-	561,000
Short-term borrowing	300,000	-	650,040
Long-term borrowing	-	1,141,887	-
Reduction of other debt obligations	(903,068)	(250,000)	-
Dividends paid	(71,675)	-	-
Reduction of notes payable	(240,785)	(18,764)	(13,064)
Redemption of subordinate debentures	-	-	(50,000)
Redemption of corporate notes	(962,000)	-	-
Redemption of debentures	-	-	(940,000)
Repayments from ESOP	6,693	6,697	8,248

Net cash provided (used) by financing activities	$(2,101,285)	$1,818,031	$(42,235)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,713,832)	$1,573,741	$(827,064)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,581,360	1,007,619	1,834,683
CASH AND CASH EQUIVALENTS AT END OF YEAR
	$867,528	$2,581,360	$1,007,619

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$323,347	$293,716	$328,423
Taxes	$386,970	$175,340	$0
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Change in unrealized gain (loss) on available-for-sale securities	$1,029	$25,387	$(20,159)
Purchase of goodwill with temporary capital	$-	$-	$500,000
Purchase of goodwill with long-term liability	$-	$-	$250,000
Purchase of goodwill with current liability	$-	$-	$250,000
Purchase of other assets with common stock	$-	$210,000	$-
Disposal of minority interest	$-	$335,482	$-
Decrease in other assets	$-	$-	$(63,254)
Decrease in common stock	$-	$-	$(63,254)
Increase (decrease) in goodwill	$(150,601)	$975,707	$-
Increase in other current liabilities	$69,392	$755,714	$-
Increase (decrease) in other long-term liabilities	$(219,993)	$219,993	$-
Increase in common stock	$38,000	$-	$-
Preferred stock dividends declared	$22,875	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                The nature of operations and significant accounting policies of Integrity Mutual Funds, Inc., and Subsidiaries are presented to assist in understanding the Company's consolidated financial statements.

                Nature of operations – Integrity Mutual Funds, Inc., and Subsidiaries (the “Company”) was established in September 1987 as a North Dakota corporation.  The Company derives its revenue primarily from investment advisory, asset management, underwriting, and transfer agent services to sponsored mutual funds, and commissions earned as distributor for various mutual funds and insurance products.  Headquartered in Minot, North Dakota, the Company is marketing its services throughout the United States.

                Principles of consolidation - The consolidated financial statements include the accounts of Integrity Mutual Funds, Inc., and its wholly-owned subsidiaries, Integrity Money Management, Inc., Integrity Fund Services, Inc., Integrity Funds Distributor, Inc., and Capital Financial Services, Inc.  All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

                Concentrations - The Company derives its revenue primarily from investment advisory and administrative services provided to sponsored mutual funds, the majority of which are state-specific municipal bond funds, as well as revenues derived from retail brokerage activities.  Company revenues are largely dependent on the total value and composition of assets under management, which include state-specific municipal bonds, as well as the sales activity of registered brokers operating as independent contractors.  Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

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

                Revenue recognition - Investment advisory fees, transfer agent fees, and service fees are recorded as revenues as the related services are provided by the Company to sponsored mutual funds.  Commission income and the related clearing expenses are recorded on a trade-date basis as securities transactions occur.

                Stock-based compensation – The Company follows the FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and FASB Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”  The provisions of FAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed.  The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

                Cash and cash equivalents - The Company's policy is to record all liquid investments with original maturities of three months or less as cash equivalents.  Liquid investments with maturities greater than three months are recorded as investments.

                 Accounts Receivable – The Company’s receivables consist primarily of fees charged to the affiliated funds for services rendered and concessions related to registered representative activity.  Management believes all of the receivables are collectible and has not recorded an allowance for doubtful accounts.  The Company does not charge interest on its receivables.

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

Goodwill – In January 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which required that goodwill, including goodwill included in the carrying value of investments accounted for using the equity method of accounting and indefinite-lived other intangible assets deemed to have an indefinite useful life, cease amortizing.  The new rules also required that goodwill of consolidated businesses and certain intangible assets be assessed for impairment using fair value measurement techniques.  As a result, a substantial portion of the Company’s goodwill and intangible assets ceased amortizing.

Property and equipment - Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

Equipment	5-7 years
Building	40 years

                Deferred sales commissions - Sales commissions paid to brokers and dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares), are capitalized and amortized on a straight line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds.  Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred.  The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue.  Effective January 1, 2001, the Company is amortizing most of its sales commissions over 5 years for tax purposes.

                Advertising - Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $55,436 in 2004, $86,105 in 2003 and $83,432 in 2002.

                Earnings per common share - Basic earnings per common share was computed using the weighted average number of shares outstanding of 13,064,779 in 2004, 13,674,425 in 2003 and 13,919,746 in 2002.  Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, and written put options.  The weighted average shares outstanding used in computing diluted earnings per common share was 13,064,779 in 2004, 13,674,425 in 2003 and 14,503,079 in 2002.

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

                Reclassification - Certain amounts from 2003 and 2002 have been reclassified to conform with the 2004 presentation.  These reclassifications had no effect on the Company’s net income.

                Impact of Newly Issued and Proposed Accounting Standards – In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123 (Revised), “Share-Based Payment” (“FAS 123R”).  FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations.  FAS 123R is effective for public companies that file as small business issuers for periods beginning after December 15, 2005.  The Company will continue to account for stock-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) until adoption of FAS 123R on January 1, 2006.  In accordance with APB 25 and related interpretations, compensation expense for stock options is generally recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal.  As a result, the application of the provisions of FAS 123R will have a significant impact to reported net income and earnings per share.  See Note 9 for the pro forma impact if compensation costs for the Company’s stock option plans had been determined on the fair value method set forth in FAS 123.

NOTE 2 - CASH AND CASH EQUIVALENTS

                Cash and cash equivalents at December 31, 2004 and 2003 consist of the following:

	Current Maturity	Current Interest Rate

Amount

			2004	2003
Cash in checking	Demand	-	$860,129	$1,428
Cash in savings	Demand	0.12%	500	-
Cash in escrow	Demand	-	-	318,619
Morgan Stanley money market accounts	Demand	1.58%	6,899	2,261,313
			$867,528	$2,581,360

NOTE 3 -INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

                The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 2004 and 2003:

	Aggregate Cost	Gross Unrealized Holding Gains (Losses)

			Aggregate Fair Value
2004 - Mutual Funds	$5,230	$259	$5,489

2003 - Mutual Funds	$25,160	$(773)	$24,387

                Dividends earned on the Company's investments in sponsored mutual funds aggregated $326 in 2004, $1,002 in 2003 and $1,059 in 2002.

                The Company provides services to the Funds, which had aggregate net assets under management at December 31, 2004 of approximately $360.1 million.  All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged.  The majority of these contracts are subject to periodic review and approval by each of the Fund's Board of Directors, Trustees and Shareholders.  Revenues derived from services rendered to the sponsored mutual funds were $4,273,276 in 2004, $3,143,393 in 2003 and $2,856,158 in 2002.

                Accounts receivable from the sponsored mutual funds aggregated $347,000 and $383,000 at December 31, 2004 and 2003, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

                Property and equipment at December 31 consists of:

	2004	2003
Office furniture and equipment	$630,774	$593,224
Building and land	1,253,355	1,249,196
	$1,884,129	$1,842,420
Accumulated depreciation and amortization	(670,101)	(584,908)
	$1,214,028	$1,257,512

                Depreciation expense totaled $85,964, $83,986 and $78,674 in 2004, 2003 and 2002, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

                Purchase Combinations –

On December 19, 2003, the Company acquired the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group.  The two funds had combined assets of approximately $42 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $750,000.  The majority of the purchase price, or approximately $425,000, was paid upon closing.  The remaining consideration of approximately $325,000, which was subject to adjustment based on retention of assets in the funds, was placed in an escrow account that was to be paid out on the first anniversary of the closing date.  The total purchase price was paid with cash generated from a private offering of preferred stock.  In December of 2004, the final payment of approximately $285,000 was made, which reflected the current assets in the acquired funds.

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $63 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within 5 business days of the one year anniversary of the closing date, and $150,000 within 5 business days of the two year anniversary of the closing date.  The total purchase price will be paid with a commercial bank loan and lines of credit as well as available cash on hand.  In September of 2004, the one-year anniversary payment of approximately $323,000 was made, which reflected the current assets in the acquired funds.  In December of 2004, the liability for the two-year anniversary payment was reduced to approximately $132,000 to reflect the assets in the acquired funds at year-end.

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

On May 23, 2003, the Company acquired the management rights to the CNB Funds, which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $62,500 at the one year anniversary of the closing date, and $62,500 at the two year anniversary of the closing date.  The total purchase price will be paid with available cash on hand.  In June of 2004, the one-year anniversary payment of approximately $44,000 was paid, which reflected the current assets in the acquired funds.  In December of 2004, the liability for the two-year anniversary payment was reduced to approximately $40,000 to reflect the assets in the acquired funds at year-end.

                On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc. (“CFS”), a full-service brokerage firm based in Madison, Wisconsin.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 175 investment representatives and investment advisors.

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

Pursuant to the terms of the purchase agreement whereby CFS was acquired, 1,500,000 shares of $.0001 par value common stock of the Company were issued in three (3) annual installments beginning at the date of purchase.  The shares have a put right, whereby the installment shares may be put back to the Company at the rate of $0.50 per share.  The put right may be exercised at any time within the ninety (90) day period following the first, second, and third anniversaries of the purchase.  The put rights are non-accumulative and each installment will expire if not exercised during the scheduled redemption period.  In January of 2003, 2004, and 2005, the put options on the three installments of shares were exercised.  As a result, the Company paid $250,000 to repurchase 500,000 shares in each of the years 2003, 2004, and 2005.

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

Summarized financial information for discontinued operations is as follows:

	June 26, 2003	Dec. 31, 2002
Total revenues, net of interest expense	$233,845	$537,288

Loss from discontinued operations, net of tax	$(19,178)	$(40,079)
Gain from sale of stock of subsidiary, net of tax	$11,197	$-
Loss from discontinued operations, net of tax	$(7,981)	$(40,079)

Total assets	$753,006	$784,066
Total liabilities	$68,532	$55,988
Net assets of discontinued operations	$684,474	$728,078

NOTE 7 - LONG-TERM DEBT

                Long-term debt at December 31, 2004 and 2003 was as follows:

		Current Portion
	Rate		2004	2003
Long-term debt:
Corporate notes	10.00%	-	-	962,000
First Western Bank	6.75%	21,196	422,637	442,547
First Western Bank	6.25%	232,010	921,012	1,141,887
Subordinate debentures	12.00%	595,000	595,000	595,000
Subordinate commercial notes	9.00%	-	561,000	561,000
Convertible debenture	4.00%	-	250,000	250,000
Future payments on acquisitions		-	-	469,993

Totals		$848,206	$2,749,649	$4,422,427

                A summary of the terms of the current long-term debt agreements follow:

                Corporate notes - The Company approved a $1 million intra-state corporate note offering limiting the sale to North Dakota residents only.  The notes do not represent ownership of the Company.  The notes carried an interest rate of 10% per annum, payable annually.  The Company could call the notes at par anytime after January 1, 2001.  On June 30, 2004, the notes matured and the liability was paid in full.

                First Western Bank - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt.  The debt was refinanced in December of 2002.  The debt carries an interest rate of 6.75%, with monthly payments of $4,105.  On November 1, 2006, the remaining balance will be due in full.  In June of 2003, the Company borrowed $900,000 on a $1,200,000 line of credit.  The debt carries an interest rate of 1.25% above the prime rate, with monthly payments of $23,200.  In December of 2003, the Company borrowed the remaining $300,000 on the line of credit.  Based on the monthly payments, the debt will be paid in full on September 25, 2008.

                Subordinate Debentures - The Company approved a $1 million intra-state subordinated debenture offering limiting the sale in North Dakota to North Dakota residents only.  The subordinated debentures do not represent ownership in the Company.  As of December 31, 2004, $595,000 in subordinate debentures were outstanding.  The subordinate debentures carry an interest rate of 12% per annum, payable semi-annually, and mature June 30, 2005.  The company can call the subordinate debentures at par anytime after July 1, 2001.

Subordinate Commercial Notes – The Company approved a $1 million intra-state subordinated commercial note offering limiting the sale in North Dakota to North Dakota residents only.  The subordinated commercial notes do not represent ownership in the Company.  As of December 31, 2004, $561,000 in subordinate commercial notes were outstanding.  The subordinate commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008.  The company can call the subordinate commercial notes at par anytime after July 1, 2003.

Convertible Debentures – see Note 5 – Business Acquisitions

Future Payments on Acquisitions – see Note 5 – Business Acquisitions

The aggregate amount of required future payments on the above long-term debt at December 31, 2004, is as follows:

Year ending December 31,
2005	$849,894
2006	898,085
2007	260,678
2008	740,992

Total due	$2,749,649

NOTE 8 - INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2004	2003	2002
Current income taxes
Federal	$158,000	$219,000	$98,000
State	24,000	24,000	28,000
Total current payable	$182,000	$243,000	$126,000
Deferred tax benefit (expense)
Federal and state	$57,229	$77,215	$39,902

Total provision for income tax
Benefit (expense)	$(124,771)	$(165,785)	$(86,098)

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

	2004	2003	2002
Deferred tax assets:
Net operating and capital loss carryforwards	$72,000	$75,000	$101,000
Other	-	-	500
Total deferred tax assets	$72,000	$75,000	$101,500

Deferred tax liabilities:
Accumulated depreciation	$45,000	$37,000	$21,500
Accumulated amortization	51,000	133,000	250,000
Total deferred tax liabilities	$96,000	$170,000	$271,500

Net deferred tax liability	$24,000	$95,000	$170,000

A reconciliation of the difference between the expected income tax expense (benefit) is computed at the U.S. Statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

	2004	2003	2002
Federal taxes (benefit) at statutory rates	$91,000	$124,000	$147,000
State taxes (benefit), net of federal tax effect	14,000	18,000	22,000
Keyman life insurance proceeds	-	-	(87,500)
Other	19,771	23,785	4,598

Actual tax expense	$124,771	$165,785	$86,098

The information above has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

Included in "other" are amounts separately allocated to stockholders' equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale and the ESOP plan activity for the years ended December 31, 2004, 2003 and 2002.  In each of these years the amounts were insignificant.

NOTE 9 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company.  All warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.  No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue.  The Company plans to continue to apply APB Opinion No. 25 in accounting for its warrants.  In the event additional warrants are issued, appropriate results will be disclosed in accordance with the provisions of Statement of Financial Accounting Standard, No.  123.  These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share.  The exercise price of the warrants will be adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989.  2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 2,098,000 warrants as of December 31, 2004.

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

As permitted by SFAS No. 123, which has been amended by SFAS No. 148, the Company elected to account for stock option plans under the provisions of APB Opinion No. 25.  Accordingly, no compensation cost has generally been recognized for stock options granted.  Had the Company adopted SFAS No. 123 (or FAS123R, which will be adopted January 1, 2006), the pro forma effects on net earnings, basic earnings per share, and diluted earnings per share for the last three years would have been as follows:

	2004	2003	2002
Net earnings (loss)
As reported	$135,119	$181,545	$398,311
Pro forma	(250,000)	150,000	284,000
Basic earnings (loss) per share
As reported	$.00	$.01	$.03
Pro forma	(.02)	.01	.02
Diluted earnings (loss) per share
As reported	$.00	$.01	$.03
Pro forma	(.02)	.01	.02

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model.  The expected life of options granted range from 5 years to 10 years.  The following assumptions are for a majority of the options issued for that year:

	2004	2003	2002
Risk-free interest rate	3.78%	3.63%	4.39%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	79%	90%	70%
Expected life of options	5 years	7 years	7 years

Option activity for the last three years was as follows:

		Weighted Average Exercise Price per Share

Outstanding on January 1, 2002	800,000	$.43
Granted	640,000.49
Exercised	-	-
Canceled	-	-
Outstanding on December 31, 2002	1,440,000	$.46
Granted	200,000.41
Exercised	-	.00
Canceled	-	.00
Outstanding on December 31, 2003	1,640,000	$.45
Granted	2,195,613.63
Exercised	-	-
Canceled	-	-
Outstanding on December 31, 2004	3,835,613	$.55

Exercisable options at the end of 2004, 2003, and 2002 were 3,835,613, 1,640,000, and 1,440,000, respectively.  The following table summarizes information concerning options outstanding and exercisable as of December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .00 to $ .49	1,200,000	Perpetual	$.42	1,200,000	$.42
$ .50 to $ .99	2,122,500	10*	$.51	2,122,500	$.51
$1.00 to $1.50	513,113	10*	$1.01	513,113	$1.01
$ .00 to $ 1.50	3,835,613	10*	$.55	3,835,613	$.55

* Excludes options with a perpetual life

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees.  This plan is solely funded by employee elective deferrals.  The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2004, 2003 and 2002.  Effective January 1, 2005, the Company has implemented a match of up to 4% of employee deferrals.

The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999.  Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan.  Contributions are made at the discretion of the Board of Directors.  To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

During 2001, the ESOP purchased 208,000 shares of the Company's common stock, at a weighted average price of $.48 per share.  The purchase was funded with a loan of $100,000 from the Company, which is collateralized by the unallocated Company shares owned by the ESOP.  The loan will be repaid primarily from contributions by the company.  The outstanding principal balance of the loan as of December 31, 2004, was $75,000 and the interest rate is 7% over a 15 year life.  All previous loans to the ESOP have been paid in full and shares purchased by those loans have been allocated to employees.

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

At December 31, 2004 and 2003, cumulative allocated shares remaining in the trust were 553,184 and 539,240 respectively, and unallocated shares were 170,816 and 184,760 respectively, of which 13,944 and 13,944 respectively, were committed-to-be allocated.  Total ESOP contribution expense recognized was $579, $20,150 and $6,362 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 11 - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries (Integrity Funds Distributor, Inc. and Capital Financial Services, Inc.) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission (SEC) as broker-dealers.  Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1.  At December 31, 2004, these subsidiaries had net capital of $182,303, and $279,533; minimum net capital requirements of $25,000, and $67,000; excess net capital of $157,303, and $212,533 and ratios of aggregate indebtedness to net capital of .65 to 1, and 3.60 to 1, respectively.  The subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

NOTE 12 - OPERATING SEGMENTS

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, accounting, and related services to the Funds.  Capital Financial Services, Inc. (CFS), acquired effective January 1, 2002, provides another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

The Company organizes its current business units into two reportable segments: mutual fund services and broker-dealer services. The mutual fund services segment provides investment advisory, distribution, and administrative services to the Funds.  The broker-dealer segment distributes securities and insurance products to retail investors through a network of registered representatives.

As disclosed in Note 6 – Discontinued Operations, the Company has classified the results of operations of Magic Internet Services, Inc., (the Internet Services segment) as discontinued operations.  The information below has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

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

As of, and for the year ended, December 31, 2004

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$4,942,676	$12,047,895	$16,990,571
Interest expense	275,247	-	275,247
Depreciation and amortization	98,799	726	99,525
Income (loss) from continued operations before income tax benefit (expense)	(333,427)	593,317	259,890
Income tax benefit (expense)	107,809	(232,580)	(124,771)
Income (loss) from continued operations	(225,618)	360,737	135,119
Segment assets	12,272,394	1,363,149	13,635,543
Expenditure for segment assets	39,944	1,765	41,709

As of, and for the year ended, December 31, 2003

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$4,119,132	$9,837,041	$13,956,173
Interest expense	294,787	760	295,547
Depreciation and amortization	98,116	4,790	102,906
Income (loss) from continued operations before income tax expense	(237,379)	592,690	355,311
Income tax expense	(165,785)	-	(165,785)
Income (loss) from continued operations	(403,164)	592,690	189,526
Segment assets	15,420,160	1,025,264	16,445,424
Expenditure for segment assets	72,968	2,358	75,326

As of, and for the year ended, December 31, 2002

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$3,877,046	$10,566,615	$14,443,661
Interest expense	301,227	1,912	303,139
Depreciation and amortization	99,516	4,529	104,045
Income from continued operations before income tax benefit (expense)	132,720	391,768	524,488
Income tax benefit (expense)	67,902	(154,000)	(86,098)
Income from continued operations	200,622	237,768	438,390
Segment assets	12,637,302	1,340,621	13,977,923
Expenditure for segment assets	86,323	2,047	88,370

Reconciliation of Segment Information

	2004	2003	2002
Revenues
Total reportable segment revenue	$16,990,571	$13,956,173	$14,443,661

Profit
Total reportable segment profit	$135,119	$181,545	$398,311

Assets
Total assets for reportable segments	$13,635,543	$16,445,424	$13,977,923
Elimination of intercompany receivables	(78,392)	(801,864)	(1,284,014)
Consolidated assets	$13,557,151	$15,643,560	$12,693,909

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The company entered into leases for office space in Minnesota and California as a result of purchasing ARM Securities Corporation.  The monthly lease payments were $900 and $7,409, respectively.  Both leases expired in 2003.  The Company also entered into a lease for office space located in Huntington, New York.  The monthly lease payments were $918.  The 6-month lease, with the option to renew, expired on February 17, 2004.  The lease was renewed for an additional 6-month period ending August 31, 2004.  The Company entered into a three-year lease for new office space in Huntington, New York on June 1, 2004.  The monthly lease payments are $1,500 for the first two years, and $1,545 for the third year.  Total rent expense was $18,090, $96,594, and $99,708 for the years ended December 31, 2004, 2003, and 2002, respectively.

The company has several leases for various office equipment that expire over the next several years through 2007.  The total rent expense for these leases was $27,000, $29,000, and $36,000 for December 31, 2004, 2003, and 2002 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2004.

Years ending December 31,
2005	$46,750
2006	35,253
2007	26,253
Total minimum future rental payments	$108,256

NOTE 14 – GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2004, 2003, and 2002, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2002	$4,838,157	$338,916	$5,177,073
Goodwill acquired during the period	-	2,117,711	2,117,711
Impairment losses	-	-	-
Removal of goodwill based on cancellation of prior purchase	(60,467)	-	(60,467)
Balance as of December 31, 2002	$4,777,690	$2,456,627	$7,234,317
Goodwill acquired during the period	2,720,928	3,223	2,724,151
Goodwill disposed of during the period	(427,034)	-	(427,034)
Impairment losses	-	-	-
Balance as of December 31, 2003	$7,071,584	$2,459,850	$9,531,434
Goodwill acquired during the period	-	18,902	18,902
Goodwill acquisition price adjustment during the period (see Note 4)	(120,851)	-	(120,851)
Impairment losses	-	-	-
Balance as of December 31, 2004	$6,950,733	$2,478,752	$9,429,485

Goodwill impairment is determined using a multi-step process.  The first step of the goodwill impairment test is to determine the fair value of a reporting unit, including goodwill.  The estimates of fair value of a reporting unit, generally the Company’s business segments, are determined using various valuation techniques. The two main techniques include the use of industry valuation benchmarks for comparable publicly traded companies and acquisition transaction multiples of comparable companies. For each method, valuation benchmarks are collected from third party sources such as independent investment banks or reporting services. Various industry average valuation multiples are calculated. Examples include value to revenue, value to assets under management and value to operating income. The average industry valuation multiples are then applied to the Companies operating characteristics to determine an estimate of the Company’s business segment fair value. For example, the industry average multiple of value to assets under management is applied to the Company’s assets under management. The business segments fair value is then calculated as a weighted average of the different industry valuation multiples.

The next step is to calculate the implied fair value of goodwill by determining the fair value of equity for each business segment and substituting it for the book value of equity on the balance sheet. The implied fair value of goodwill is then calculated.

The final step is to compare the implied fair value of goodwill as calculated to the book value of goodwill for each business segment. If the implied fair value of goodwill is equal to or greater than the book value of goodwill, there is no impairment. If the implied fair value of goodwill is less than the book value of goodwill, there is an impairment and the goodwill is written down to the fair value number.

 The Company tests goodwill for impairment annually during the second quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS 142.  The annual testing resulted in no impairment charges to goodwill in 2003 and 2004.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 15 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.  The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Income from continuing operations	$135,119
Less: preferred stock dividends	(94,550)
Income available to common stockholders – Basic earnings per share	40,569	13,064,779	$.00
Effect of dilutive securities:
Put options	-	-
Income available to common stockholders – Diluted earnings per share	$40,569	13,064,779	$.00

	For the Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Income from continuing operations	$189,526
Less: preferred stock dividends	-
Income available to common stockholders – Basic earnings per share	189,526	13,674,425	$.01
Effect of dilutive securities:
Put options	-	-
Income available to common stockholders – Diluted earnings per share	$189,526	13,674,425	$.01

	For the Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Income from continuing operations	$438,390
Less: preferred stock dividends	-
Income available to common stockholders – Basic earnings per share	438,390	13,919,746	$.03
Effect of dilutive securities:
Put options	-	583,333
Income available to common stockholders – Diluted earnings per share	$438,390	14,503,079	$.03

NOTE 16 – COMPREHENSIVE INCOME

Comprehensive income (loss) is reported on the accompanying consolidated statement of shareholders’ equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss).  For the Company, such items consist primarily of unrealized gains and losses on available-for-sale equity investments.

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity:

For the Year Ended December 31, 2004
NET INCOME	$135,119
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities	626
TOTAL COMPREHENSIVE INCOME	$135,745

For the Year Ended December 31, 2003
NET INCOME	$181,545
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities	15,435
TOTAL COMPREHENSIVE INCOME	$196,980

For the Year Ended December 31, 2002
NET INCOME	$398,311
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized losses on securities	(12,257)
TOTAL COMPREHENSIVE INCOME	$386,054

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

NOTE 18 - SUBSEQUENT EVENTS

In December of 2004, the Company received notification of intent to exercise put options in accordance with the purchase agreement to acquire Capital Financial Services, Inc. (see Note 5).  On January 18, 2005, the Company received written notice of exercise along with the return of stock certificates representing the third of three installments of shares issued, and as a result, $250,000 was paid out.  This amount has been included as a current liability in the 2004 financial statements.

On November 19, 2004, the Company entered into a purchase and sale agreement with IPS Advisory, Inc. (“IPS Advisory”).  Pursuant to the purchase agreement, the Company agreed to acquire the management rights to the IPS Millenium Fund and the IPS New Frontier Fund.  The two funds have combined assets of approximately $65 million and will be merged into a new Integrity Fund called the Integrity Growth & Income Fund.  The Company’s current affiliated and third-party service providers will act as investment adviser to the Fund, and will also provide compliance, administration, accounting, transfer agency, custody, distribution, and other services to the Fund.  IPS Advisory will act as sub-adviser to the Fund.  The closing date of the transaction shall take place on the latest to occur of (i) the date of approval of each Fund’s shareholders, (ii) April 1, 2005, or (iii) on such other date as may be agreed upon by the parties.  The transaction is subject to approval by the IPS Funds’ and Integrity Funds’ Boards of Trustees and IPS Funds’ shareholders.  The Company will provide IPS Advisory with 750,000 common shares of the Company paid over two years and subject to adjustment based on retention of assets in the Fund.  The shares will be subject to a put option which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company’s shares as of the closing date.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company’s common shares when assets of the fund reach $100,000,000 and 150,000 options on the Company’s common shares when the assets of the Fund reach $200,000,000.  Such options will have a strike price equal to the greater of the market price of the Company’s common shares on the closing date or $.65 per share and mature 10 years from the closing date.

The North Dakota Attorney General’s Office and the North Dakota Securities Department raised issues concerning the Company’s status as a North Dakota venture capital corporation under Chapter 10-30.1 of the North Dakota Century Code, including the method and manner of the Company’s compliance with reporting requirements respecting the sales of certain investments made by the Company in non-qualified entities under the venture capital corporation statute, the availability of the venture capital corporation exemption from registration for the sales of certain securities, and the subsequent use of offering circulars omitting references to information pertaining to the Company’s compliance with North Dakota’s venture capital corporation requirements.

On March 22, 2004, the Company entered into a settlement agreement with the North Dakota Attorney General’s Office, as a result of which the Company agreed (i) to change its corporate structure from that of a venture capital corporation to that of a regular business corporation, (ii) to fully and completely comply with all of the provisions of Chapter 10-30.1 of the North Dakota Century Code until such time as the corporate structure is changed, and (iii) to pay a civil penalty in the amount of $10,000 if the Company did not comply with the conditions in subparagraphs (i) and (ii) above.  The shareholders of the Company approved the change in its corporate structure at the Annual Meeting of Shareholders held May 28, 2004, and the Company believes that it has otherwise complied with the requirements of the settlement agreement.

On March 9, 2005, the Company and the North Dakota Securities Department reached a settlement of all outstanding issues raised by the North Dakota Securities Department with respect to the Company’s status as a North Dakota venture capital corporation and exemptions from registration claimed thereunder.  As a result of such settlement, the Company made a voluntary donation of $25,000 to the Investor Education and Technology Fund and no civil or criminal penalties were assessed against the Company, any of its subsidiaries, or any of its principals.

ADDITIONAL INFORMATION

INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION

To the Stockholders and Directors
Integrity Mutual Funds, Inc. and Subsidiaries
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Integrity Mutual Funds, Inc. and Subsidiaries for the years ended December 31, 2004, 2003 and 2002, appears on page 1.  Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole.  The information on pages 25 and 26, related to the 2004, 2003 and 2002 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, taken as a whole.

We also have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001 and 2000, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements.  In our opinion, the information on page 25 relating to the 2001 and 2000 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota  USA

March 1, 2005

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA*
FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

	2004	2003	2002	2001	2000
Operating revenue	$16,990,571	$13,956,173	$14,443,661	$7,525,140	$6,660,028

Income (loss) from operations	$468,982	$549,009	$466,867	$(89,109)	$371,916

Income tax expense	$(124,771)	$(165,785)	$(86,098)	$(16,745)	$(250,670)

Basic earnings (loss) per share	$.00	$.01	$.03	$(.02)	$.00

Diluted earnings (loss) per share	$.00	$.01	$.03	$(.02)	$.00

Total assets	$13,557,151	$15,643,560	$12,693,909	$11,214,792	$12,753,359

Long-term obligations	$2,773,949	$4,517,026	$2,999,311	$3,294,809	$3,306,243

Shareholders' equity	$9,130,693	$9,074,851	$7,047,973	$6,888,837	$8,409,454

Dividends paid	$0	$0	$0	$0	$0

*Excludes discontinued operations of Magic Internet Services, Inc.

INTEGRITY MUTUAL FUNDS, INC. AND SUBSIDIARIES
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)*

QUARTER ENDED

	3-31-04	6-30-04	9-30-04	12-31-04
Revenues	$4,306,668	$4,251,239	$4,136,926	$4,295,738
Operating income (expense)	380,678	53,044	184,873	(149,613)
Other expense	(66,475)	(61,652)	(29,523)	(51,442)
Income tax benefit (expense)	(132,587)	(2,165)	(61,724)	71,705
Net income (loss)	181,616	(10,773)	93,626	(129,350)

Per Share(1)
Operating income (expense)	.03	.00	.02	(.01)
Other expense	(.01)	(.01)	(.00)	(.00)
Income tax benefit (expense)	(.01)	(.00)	(.00)	.00

QUARTER ENDED

	3-31-03	6-30-03	9-30-03	12-31-03
Revenues	$3,537,267	$2,936,933	$3,572,409	$3,909,564
Operating income	153,515	125,892	137,914	131,688
Other expense	(50,286)	(16,292)	(73,567)	(53,553)
Income tax expense	(33,500)	(88,830)	(9,991)	(33,464)
Net income	81,401	5,432	50,041	44,671

Per Share(1)
Operating income	0.01	0.01	0.01	0.01
Other expense	(0.00)	(0.00)	(0.01)	(0.00)
Income tax expense	(0.00)	(0.01)	(0.00)	(0.00)

QUARTER ENDED

	3-31-02	6-30-02	9-30-02	12-31-02
Revenues	$3,504,058	$3,726,936	$3,744,753	$3,467,914
Operating income	134,873	58,324	93,847	179,823
Other income (expense)	(59,955)	(54,239)	(56,513)	228,328
Income tax benefit (expense)	(31,869)	2,272	8,389	(64,890)
Net income	38,440	3,098	30,323	326,450

Per Share(1)
Operating income	0.01	0.00	0.01	0.01
Other income (expense)	(0.00)	(0.00)	(0.00)	0.02
Income tax benefit (expense)	(0.00)	0.00	0.00	(0.00)

(1) For calculating per share amounts, basic and diluted common share are not materially different.

The above financial information is unaudited.  In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

*Excludes discontinued operations of Magic Internet Services, Inc.

Item 8    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A   Controls & Procedures

Within the 90 day period prior to the filing of this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2004, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Item 8B   Other Information

None.

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information appearing under the headings “Election of Directors,” “Executive Officers,” “Family Relationships,” and “Committees of the Board of Directors and Meeting Attendance,” in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 12, 2005.

Item 10    Executive Compensation

Incorporated herein by reference is the information appearing under the heading “Executive Compensation”, in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 12, 2005.

Item 11    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the heading “Security Ownership of Beneficial Owners and Management”, in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 12, 2005.

Item 12    Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the heading “Certain Relationships and Related Transactions”, in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 12, 2005.

Item 13    Exhibits

                The following exhibits are filed herewith or incorporated herein by reference as set forth below:

                3.1           Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004).

                3.2           Bylaws of the Company (incorporated by reference to Exhibit 3.2 contained in the Company's Quarterly Report on Form 10-QSB, as amended (File No. 0-25958), filed with the Commission on November 10, 2004).

                4.1                Specimen form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 contained in the Company’s Registration Statement on Form S-1, as amended (File No.33-96824), filed with the Commission on September 12, 1995).

                4.2                Certificate of designation of Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 contained in the Company’s Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004).

                4.3           Instruments defining rights of holders of securities: (See Exhibit 3.1 & 3.2)

                10.1a       Investment Advisory Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 21 (File No. 33-25138), filed with the Commission on April 27, 2004).

                10.1b       Investment Advisory Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-63306), filed with the Commission on April 27, 2004).

                10.1c       Investment Advisory Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 13 (File No. 33-85332), filed with the Commission on April 27, 2004).

                10.1d       Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Kansas Municipal Fund (incorporated by reference to Exhibit 99.d1a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission on November 30, 2004).

                10.1e       Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Kansas Insured Intermediate Fund (incorporated by reference to Exhibit 99.d1b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission on November 30, 2004).

                10.1f        Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Maine Municipal Fund (incorporated by reference to Exhibit 99.d1e contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.1g       Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Nebraska Municipal Fund (incorporated by reference to Exhibit 99.d1c contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission November 30, 2004).

                10.1h       Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the New Hampshire Municipal Fund (incorporated by reference to Exhibit 99.d1f contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.1i        Management and Investment Advisory Contract – Integrity Managed Portfolios on behalf of the Oklahoma Municipal Fund (incorporated by reference to Exhibit 99.d1d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission November 30, 2004).

                10.1j        Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Equity Fund (incorporated by reference to Exhibit 99.d1a contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1k       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Income Fund (incorporated by reference to Exhibit 99.d1b contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1l        Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Value Fund (incorporated by reference to Exhibit 99.d1c contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1m      Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Small Cap Growth Fund (incorporated by reference to Exhibit 99.d1d contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1n       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Health Sciences Fund (incorporated by reference to Exhibit 99.d1e contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1o       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Technology Fund (incorporated by reference to Exhibit 99.d1f contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1p       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.d1g contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 24, 2004).

                10.1q       Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Municipal Fund (incorporated by reference to Exhibit 99.d1h contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 24, 2004).

                10.2a       Sub-Investment Advisory Contract – The Integrity Funds on behalf of the Integrity Equity Fund and the Integrity Income Fund (incorporated by reference to Exhibit 99.d2a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-53698), filed with the Commission on May 23, 2003).

                10.2b       Sub-Investment Advisory Contract – The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.d2b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 24, 2004).

                10.3a       Distribution Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-25138), filed with the Commission on April 27, 2004).

                10.3b       Distribution Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-63306), filed with the Commission on April 27, 2004).

                10.3c       Distribution Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 13 (File No. 33-85332), filed with the Commission on April 27, 2004).

                10.3d       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Kansas Municipal Fund  (incorporated by reference to Exhibit 99.e1a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.3e       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Kansas Insured Intermediate Fund (incorporated by reference to Exhibit 99.e1b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.3f        Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Maine Municipal Fund  (incorporated by reference to Exhibit 99.e1e contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.3g       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Nebraska Municipal Fund  (incorporated by reference to Exhibit 99.e1c contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.3h       Distribution and Service Contract – Integrity Managed Portfolios on behalf of the New Hampshire Municipal Fund (incorporated by reference to Exhibit 99.e1f contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.3i        Distribution and Service Contract – Integrity Managed Portfolios on behalf of the Oklahoma Municipal Fund  (incorporated by reference to Exhibit 99.e1d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.3j        Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Equity Fund (incorporated by reference to Exhibit 99.e1a contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3k       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Income Fund (incorporated by reference to Exhibit 99.e1b contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3l        Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Value Fund (incorporated by reference to Exhibit 99.e1c contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3m      Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Small Cap Growth Fund (incorporated by reference to Exhibit 99.e1d contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3n       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Health Sciences Fund (incorporated by reference to Exhibit 99.e1e contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3o       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Technology Fund (incorporated by reference to Exhibit 99.e1f contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3p       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.e1g contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 24, 2004).

                10.3q       Distribution and Service Contract – The Integrity Funds on behalf of the Integrity Municipal Fund (incorporated by reference to Exhibit 99.e1h contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 24, 2004).

                10.4a       Transfer Agency Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-25138), filed with the Commission on April 27, 2004).

                10.4b       Transfer Agency Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-63306), filed with the Commission on April 27, 2004).

                10.4c       Transfer Agency Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 13 (File No. 33-85332), filed with the Commission on April 27, 2004).

                10.4d       Transfer Agency Contract – Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.4e       Transfer Agency Contract – The Integrity Funds (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.5a       Accounting Service Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 21 (File No. 33-25138), filed with the Commission on April 27, 2004).

                10.5b       Accounting Service Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-63306), filed with the Commission on April 27, 2004).

                10.5c       Accounting Service Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 13 (File No. 33-85332), filed with the Commission on April 27, 2004).

                10.5d       Accounting Service Contract – Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.6a       Administration and Accounting Service Contract – The Integrity Funds (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.6b       Administration Service Contract – Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h3 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.7a       Stock Purchase Agreement - ND Holdings, Inc. and Shareholders of Ranson Company, Inc. (incorporated by reference to Exhibit 10.13 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12, 1995).

                10.7b       Stock Purchase Agreement – CFS Stock Purchase Agreement (incorporated by reference to Exhibit 10.53 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission November 10, 2004).

                10.8a       Employment Agreement – Robert E. Walstad (incorporated by reference to Exhibit 10.48 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).

                10.8b       Employment Agreement – Bradley Wells (incorporated by reference to Exhibit 10.49 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).

                10.8c       Employment Agreement – Jeff Etheredge (incorporated by reference to Exhibit 10.50 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).

                10.8d       Employment Agreement – Jerry J. Szilagyi (incorporated by reference to Exhibit 10.51 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).

                10.8e       Employment Agreement – Mark Anderson (incorporated by reference to Exhibit 10.52 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission November 10, 2004).

                10.8f        Amendment to Employment Agreement – Bradley Wells (incorporated by reference to Exhibit 10.54 contained in the Company's Current Report on Form 8-K, (File No. 0-25958), filed with the Commission December 20, 2004).

                14.1         Code of Ethics (incorporated by reference to Exhibit 14.1 contained in the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004).

                21.1         Subsidiaries of the Company

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

                31.2         CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

                32.1         CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

                32.2             CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

Item 14    Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the heading “Fees Billed for Services Rendered by Independent Accountant” in the Registrant’s Proxy Statement, which the Registrant anticipates filing on or about April 12, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date: March 28, 2005	By /s/ Robert E. Walstad
Robert E. Walstad
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2005	By /s/ Robert E. Walstad
Robert E. Walstad
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

Date: March 28, 2005	By /s/ Heather Ackerman
Heather Ackerman
Chief Financial Officer

Date: March 28, 2005	By /s/ Peter A. Quist
Peter A. Quist
Vice President and Director

Date: March 28, 2005	By /s/ Vance A. Castleman
Vance A. Castleman
Director

Date: March 28, 2005	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: March 28, 2005	By /s/ Richard H. Walstad
Richard H. Walstad
Director