Form 10QSB
period 2005-03-31
INTEGRITY MUTUAL FUNDS INC
filed 2005-05-09
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number  0-25958

INTEGRITY MUTUAL FUNDS, INC.
(Exact name of small business issuer as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1 Main Street North, Minot, North Dakota, 58703
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

Yes	X	No

As of April 25, 2005, there were 13,228,543 shares of common stock of the issuer outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

Part I	FINANCIAL INFORMATION	Page #

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2005 and 2004	5

	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2005 and 2004	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Controls and Procedures	13

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	15

Item 6	Exhibits and Reports on Form 8-K	16

	Signatures	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$1,177,882	$867,528
Securities available-for-sale	5,444	5,489
Accounts receivable	1,241,702	1,185,284
Prepaids	75,858	93,510

Total current assets	$2,500,886	$2,151,811

PROPERTY AND EQUIPMENT	$1,898,858	$1,884,129
Less accumulated depreciation	(690,479)	(670,101)

Net property and equipment	$1,208,379	$1,214,028

OTHER ASSETS
Deferred sales commissions	$369,470	$416,908
Goodwill	9,396,033	9,429,485
Other assets (net of accumulated amortization	360,281	344,919
of $124,951 for 2005 and $122,230 for 2004)

Total other assets	$10,125,784	$10,191,312

TOTAL ASSETS	$13,835,049	$13,557,151

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	December 31,
	2005	2004

CURRENT LIABILITIES
Service fees payable	$72,966	$98,025
Accounts payable	63,385	37,348
Other current liabilities	1,838,053	1,517,136
Current portion of long-term debt	1,101,684	848,206

Total current liabilities	$3,076,088	$2,500,715

LONG-TERM LIABILITIES
Notes payable	$1,283,206	$1,343,649
Subordinated debentures	595,000	595,000
Subordinated commercial notes	561,000	561,000
Convertible debentures	250,000	250,000
Deferred tax liability	4,982	24,300
Less current portion of long-term debt	(1,101,684)	(848,206)

Total long-term liabilities	$1,592,504	$1,925,743

TOTAL LIABILITIES	$4,668,592	$4,426,458

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;	1,323	1,323
13,228,543 and 13,228,543 shares issued and outstanding, respectively
Additional paid in capital – common stock	8,546,293	8,546,560
Receivable – unearned ESOP shares	(73,785)	(75,455)
Preferred dividends declared	(22,875)	(94,550)
Accumulated deficit	(809,712)	(772,441)
Accumulated other comprehensive gain	213	256

Total stockholders' equity	$9,166,457	$9,130,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,835,049	$13,557,151

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended
		March 31,

	2005	2004
OPERATING REVENUES
Fee income	$1,078,567	$1,171,702
Commissions	3,469,455	3,134,966

Total revenue	$4,548,022	$4,306,668

OPERATING EXPENSES
Compensation and benefits	$670,227	$509,141
Commission expense	3,141,851	2,848,711
General and administrative expenses	497,093	475,573
Sales commissions amortized	75,603	67,211
Depreciation and amortization	23,098	25,353

Total operating expenses	$4,407,872	$3,925,989

OPERATING INCOME	$140,150	$380,679

OTHER INCOME (EXPENSES)
Interest and other income	$12,412	$12,889
Interest expense	(62,084)	(79,364)

Net other expenses	$(49,672)	$(66,475)

INCOME BEFORE INCOME TAX EXPENSE	$90,478	$314,204

INCOME TAX EXPENSE	(33,198)	(132,588)

NET INCOME	$57,280	$181,616

NET INCOME (LOSS) PER SHARE:
Basic	$.00	$.01
Diluted	$.00	$.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,244,811	12,922,351
Diluted	13,244,811	12,922,351

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,280	$181,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,098	24,582
Sales commissions amortized/charged off	75,603	67,211
(Increase) decrease in:
Accounts receivable	(56,418)	(119,379)
Prepaids	17,652	11,492
Deferred sales commissions capitalized, net of CDSC collected	(28,165)	18,499
Other assets	(18,082)	(451)
Increase (decrease) in:
Service fees payable	(25,058)	2,812
Accounts payable	26,037	(23,368)
Deferred tax	(19,318)	(22,441)
Other liabilities	54,344	201,776

Net cash provided by operating activities	$106,973	$342,349

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(14,729)	$(10,334)
Purchase of available-for-sale securities	(2)	(243)
Purchase of goodwill	-	(20,902)

Net cash used by investing activities	$(14,731)	$(31,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$(267)	$(2,252)
Sale of common stock warrants	-	3,000
Reduction of notes payable	(60,443)	(59,539)
Repayments from ESOP	1,673	1,673
Preferred dividends paid	(22,875)	-
Short-term borrowing	550,025	-
Reduction of other current liabilities	(250,000)	(250,000)

Net cash provided (used) by financing activities	$218,113	$(307,118)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$310,355	$3,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$867,527	2,581,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,177,882	$2,585,112

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Change in unrealized gain (loss) on securities available-for-sale	$(47)	$(565)
Increase (decrease) in goodwill	(33,452)	(18,384)
Increase (decrease) in other current liabilities	(33,452)	(11,077)
Increase (decrease) in other long-term liabilities	-	(7,307)
Preferred stock dividends declared	22,875	22,875

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005 and 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2004, of Integrity Mutual Funds, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2004, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of operating results for the entire year.

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

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform with the 2005 presentation.  These reclassifications had no effect on the Company's net income.

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

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $63 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within five business days of the one year anniversary of the closing date, and $150,000 within five business days of the two year anniversary of the closing date.  The total purchase price will be paid by utilizing a commercial bank loan and lines of credit, as well as available cash on hand.  In September of 2004, the one year anniversary payment of approximately $323,000 was made, which reflected the assets in the acquired funds as of the one year anniversary.  In March of 2005, the liability for the two year anniversary payment was reduced to approximately $107,000 to reflect the assets in the acquired funds as of March 31, 2005.

On May 23, 2003, the Company acquired the management rights to the CNB Funds, which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $62,500 at the one year anniversary of the closing date, and $62,500 at the two year anniversary of the closing date.  The total purchase price will be paid by using available cash on hand.  In June of 2004, the one year anniversary payment of approximately $44,000 was paid, which reflected the assets in the acquired funds as of the one year anniversary.  In March of 2005, the liability for the two year anniversary payment was reduced to approximately $31,000 to reflect the assets in the acquired funds as of March 31, 2005.

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

NOTE 5 – GOODWILL

The changes in the carrying amount of goodwill for the three month period ended March 31, 2005, are as follows:

	Mutual Fund	Broker-Dealer
	Services	Services	Total
Balance as of January 1, 2005	$6,950,733	$2,478,752	$9,429,485
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	(33,452)	-	-
Impairment losses	-	-	-
Balance as of March 31, 2005	$6,917,281	$2,478,752	$9,396,033

The Company tests goodwill for impairment annually, during the second quarter of each fiscal year, at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS 142.  The annual testing resulted in no impairment charges to goodwill in 2004.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

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

Segment Information
For the	Mutual Fund	Broker-Dealer
Three Months Ended	Services	Services	Total

March 31, 2005

Revenues	$1,218,835	$3,329,187	$4,548,022
Interest expense	62,084	-	62,084
Depreciation and amortization	22,890	208	23,098
Income (loss) before income tax benefit (expense)	(96,642)	187,120	90,478
Income tax benefit (expense)	40,102	(73,300)	(33,198)
Net income (loss)	(56,540)	113,820	57,280
Segment assets	12,339,176	1,574,265	13,913,441
Expenditures for segment assets	14,729	-	14,729

March 31, 2004

Revenues	$1,334,851	$2,971,817	$4,306,668
Interest expense	79,364	-	79,364
Depreciation and amortization	25,290	63	25,353
Income before income tax expense	153,713	160,491	314,204
Income tax expense	(69,688)	(62,900)	(132,588)
Net income	84,025	97,591	181,616
Segment assets	14,308,104	1,428,176	15,736,280
Expenditures for segment assets	10,334	-	10,334

Reconciliation of Segment Information

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Revenues
Total revenues for reportable segments	$4,548,022	$4,306,668

Profit
Total reportable segment profit	$57,280	$181,616

Assets
Total assets for reportable segments	$13,913,441	$15,736,280
Elimination of intercompany receivables	(78,392)	(78,392)
Consolidated assets	$13,835,049	$15,657,888

A substantial portion of the Company’s revenue depends upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of March 31,	2005	2004	% Change

FIXED INCOME
Tax-Free Funds	$253.8	$297.4
Taxable Funds (Corporate/Government)	30.7	1.1

TOTAL FIXED INCOME FUNDS	$284.5	$298.5	(4.7)%

EQUITY
Fund of Funds	$6.4	$6.9
Equity Funds	53.0	76.0

TOTAL EQUITY FUNDS	59.4	82.9	(28.3)%

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$343.9	$381.4	(9.8)%

Average for the three month period	$349.2	$387.1	(9.8)%

Assets under the Company's management/service were $343.9 million at March 31, 2005, a decrease of $16.2 million (-4.5%) from December 31, 2004, and a decrease of $37.5 million (-9.8%) from March 31, 2004.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2005	2004

Net income	$57,280	$181,616
Earnings per share:
Basic	$.00	$.01
Diluted	$.00	$.01

The Company reported net income for the quarter ended March 31, 2005, of $57,280, compared to net income of $181,616 for the same quarter in 2004.

Operating revenues

Total operating revenues for the quarter ended March 31, 2005, were $4,548,022, an increase of 5.6% from March 31, 2004.  The increase in operating revenues is the result of increased commission revenues relating to the broker-dealer services segment.

Fee income for the quarter ended March 31, 2005, decreased 7.9% compared to March 31, 2004.  The decrease in fee income is due to decreased net assets in the Funds.  The Company receives fees for providing investment advisory services to the Funds.  Investment advisory fees constituted approximately 7% of the Company’s consolidated revenues for the first quarter ended March 31, 2005.  The Company also receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted approximately 10% of the Company’s consolidated revenues for the first quarter ended March 31, 2005.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted approximately 6% of the Company’s consolidated revenues for the first quarter ended March 31, 2005.

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds and insurance products.  The Company pays the representatives a portion of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads (“FESLs”), as well as contingent deferred sales charges (“CDSCs”) earned in connection with redemptions of Fund shares subject to CSDCs, and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income increased 10.7%, to $3,469,455 for the quarter ended March 31, 2005, from $3,134,966 for the same period in 2004.  The increase is due primarily to recruiting efforts for new registered representatives in CFS over the past twelve months.  Commission revenues constituted approximately 77% of the Company’s consolidated revenues for the first quarter ended March 31, 2005.

Operating expenses

Total operating expenses for the first quarter ended March 31, 2005, were $4,407,872, an increase of 12.3% from the same period in 2004.  The increases are a result of the net activity in major expense categories, as described in the paragraphs that follow.

Compensation and benefits

Total compensation and benefits expense for the quarter ended March 31, 2005, was $670,227, an increase of 31.6% from March 31, 2004.  In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company.  The primary function of the wholesalers is to market the Company’s Funds to registered representatives.  Over the next 24 months, management expects to continue to expand the wholesaling staff.  The Company’s compensation and benefits expense will continue to increase as a result of this effort.  Also, effective January 1, 2005, the Company implemented a match to its 401(k) plan, whereby the Company matches 100% of an employee’s contribution up to 3% and matches 50% for each additional percent contributed up to 5%.

Commission expense

Total commission expense for the quarter ended March 31, 2005, was $3,141,851, an increase of 10.3% from the same period in 2004.  The increase is related to the increase in commission income.

General and administrative expenses

Total general and administrative expenses for the quarter ended March 31, 2005, were $497,093, an increase of 4.5% from March 31, 2004.  The increase is due primarily to a voluntary donation of $25,000 made to the Investor Education and Technology Fund as a result of a settlement reached with the North Dakota Securities Department in March of 2005.

Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight-line basis.  The Company amortizes the sales commissions relating to some of the Company’s sponsored funds over eight years, which coincides with conversion of Class B shares to Class A shares.  CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions. Amortization of deferred sales commissions for the quarter ended March 31, 2005, increased 12.5%, as compared to the same period in 2004.

Depreciation and amortization

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets.  Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life.  Rather, they will be subject to at least an annual assessment for impairment by applying a fair-value based test.  There were no impairment adjustments made during the quarter ended March 31, 2005.

Liquidity and capital resources

Net cash provided by operating activities was $106,973 during the three months ended March 31, 2005, as compared to $342,349 during the three months ended March 31, 2004.  Net cash used by investing activities for the three months ended March 31, 2005, was $14,731, compared to net cash used by investing activities of $31,479 for the three months ended March 31, 2004.  The 2005, $14,729 was used to purchase computer equipment and remodel several areas of the Company’s office building.

Net cash provided by financing activities during the three months ended March 31, 2005, was $218,113. The major financing activities for the period were the payment of $250,000, in January of 2005 to repurchase 500,000 common shares, pursuant to the put privilege that was exercised by the previous owners of Capital Financial Services, Inc., and the receipt of $550,025 in short-term bank loans in January and February of 2005.

At March 31, 2005, the Company held $1,177,882 in cash and cash equivalents, as compared to $867,528 at December 31, 2004.  Liquid assets, which consist of cash and cash equivalents, securities available-for-sale, and current receivables increased to $2,425,028 at March 31, 2005, from $2,058,301 at December 31, 2004.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

The Company has historically relied upon sales of its equity securities, debt instruments, and bank loans for liquidity and growth.  In January of 2004, the Company repurchased 500,000 common shares for $250,000 under a put option related to its acquisition of CFS.  In March of 2004, the Company paid approximately $160,000 in 2003 tax obligations.  In June of 2004, the Company borrowed $200,000 on a non-revolving bank line of credit, and $100,000 on a revolving bank line of credit that was used, along with existing cash on hand, to repay $962,000 of corporate notes that matured on June 30, 2004.  $200,000 of the bank debt was repaid in December of 2004, with the remaining balance of $100,000 due in June of 2005.  Also in 2004, the Company made additional payments of approximately $367,000 relating to the acquisitions of the management rights to the Canandaigua and Willamette Funds.

The Company has significant cash requirements to meet several liabilities coming due in 2005.  In January of 2005, the Company repurchased 500,000 common shares for $250,000 pursuant to a put option related to its acquisition of CFS, which was paid by utilizing a short-term bank loan.  The short-term bank loan carries an interest rate of 2.00% over the prime rate (7.5% as of March 31, 2005) and matures in 6 months.  The Company received an additional $300,000 in short-term bank debt in February of 2005 primarily for working capital.  This debt carries an interest rate of 6.75% and also matures in 6 months.  The Company has approximately $595,000 of subordinated debentures maturing on June 30, 2005, and also has several short-term bank loans that will mature between June and August of 2005 totaling $650,000.  Also, the Company will make final payments in May and September of 2005 relating to its acquisitions of the management rights to the Canandaigua and Willamette Funds, totaling approximately $140,000.

Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, will provide the Company with sufficient resources to meet its operating expenses during the next twelve months.  Management also believes that the Company will not have sufficient resources to meet its current portion of long-term debt and other non-operating obligations unless additional capital is raised.  Management is currently undertaking efforts to raise additional capital through the issuance of equity securities, debt securities, and/or other financing alternatives in order to refinance this debt.  As a result, management is awaiting approval on a $2 million intrastate subordinated corporate note offering, which has been filed with the North Dakota Securities Department.  In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company's common stock, and service current debt.

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

Within the 90-day period prior to the filing of this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2005, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

On March 22, 2004, the Company entered into a settlement agreement with the North Dakota Attorney General’s Office, as a result of which the Company agreed (i) to change its corporate structure from that of a venture capital corporation to that of a regular business corporation, (ii) to fully and completely comply with all of the provision of Chapter 10-30.1 of the North Dakota Century Code until such time as the corporate structure is changes, and (iii) to pay a civil penalty in the amount of $10,000 if the Company did not comply with the conditions in subparagraphs (i) and (ii) above.  The shareholders of the Company approved the change in its corporate structure at the Annual Meeting of Shareholders held May 28, 2004, and the Company believes that it has otherwise complied with the requirements of the settlement agreement.

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

The Company has no other pending legal proceedings which are material to the financial affairs of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2005	0	$.00	0	$597,754
February 2005	0	$.00	0	$597,754
March 2005	0	$.00	0	$597,754
Total	0	$.00	0	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. (“IPS Advisory”), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one year anniversary of the closing date, and 203,000 common shares at the two year anniversary of the closing date.  The shares will be subject to a put option which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company’s shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company’s common shares when assets of the fund reach $100,000,000 and 150,000 options on the Company’s common shares when the assets of the Fund reach $200,000,000.  The options will have a strike price equal to the greater of the market price of the Company’s common shares on the closing date or $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis.

On January 27, 2005, the Company entered into a joint venture agreement with All Season Financial Advisors.  In accordance with the agreement, the Company will set up a Fund as a new series under The Integrity Funds trust called the Integrity All Season Fund.  The Company’s wholly-owned subsidiary, Integrity Money Management will serve as the Fund’s investment advisor.  All Season Financial Advisors will serve as the Fund’s investment sub-advisor.  SMH Capital Advisors, Inc., will also serve as the Fund’s investment sub-advisor for approximately 20% of the assets.  The Company’s wholly-owned subsidiary, Integrity Funds Distributor will serve as distributor to the Fund, and the Company’s wholly-owned subsidiary, Integrity Fund Services will serve as administrator, transfer agent, and fund accountant to the Fund.  The initial set-up of the Fund will not require a material cash outlay by the Company.  Integrity plans to launch the All Season Fund in the third quarter of 2005.

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

(b) Reports on Form 8-K

None

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	May 9, 2005	By /s/ Robert E. Walstad

Robert E. Walstad
Chief Executive Officer,
Chairman, and Director

Date:	May 9, 2005	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer