Form 10QSB
period 2005-06-30
INTEGRITY MUTUAL FUNDS INC
filed 2005-08-12
CIK 944696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes	X	No

As of July 29, 2005, there were 13,478,543 shares of common stock of the issuer outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

Part I	FINANCIAL INFORMATION	Page #

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations -
	Three months ended June 30, 2005 and 2004	5

	Condensed Consolidated Statements of Operations -
	Six months ended June 30, 2005 and 2004	6

	Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2005 and 2004	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Controls and Procedures	15

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	17

	SIGNATURES	18

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$1,120,762	$867,528
Securities available-for-sale	5,530	5,489
Accounts receivable	1,378,741	1,185,284
Prepaids	56,509	93,510

Total current assets	$2,561,542	$2,151,811

PROPERTY AND EQUIPMENT	$1,908,786	$1,884,129
Less accumulated depreciation	(711,276)	(670,101)

Net property and equipment	$1,197,510	$1,214,028

OTHER ASSETS
Deferred sales commissions	$298,288	$416,908
Goodwill	9,699,377	9,429,485
Deferred tax asset	19,424	-
Other assets (net of accumulated amortization	358,414	344,919
of $128,905 for 2005 and $122,230 for 2004)

Total other assets	$10,375,503	$10,191,312

TOTAL ASSETS	$14,134,555	$13,557,151

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2005	2004

CURRENT LIABILITIES
Service fees payable	$73,036	$98,025
Accounts payable	177,663	37,348
Other current liabilities	1,674,498	1,517,136
Current portion of long-term debt	509,440	848,206

Total current liabilities	$2,434,637	$2,500,715

LONG-TERM LIABILITIES
Notes payable	$1,223,397	$1,343,649
Subordinated debentures	-	595,000
Subordinated commercial notes	561,000	561,000
Subordinated corporate notes	844,000	-
Convertible debentures	250,000	250,000
Deferred tax liability	-	24,300
Other long-term liabilities	222,023	-
Less current portion of long-term debt	(509,440)	(848,206)

Total long-term liabilities	$2,590,980	$1,925,743

TOTAL LIABILITIES	$5,025,617	$4,426,458

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,349	1,323
13,478,543 and 13,228,543 shares issued and outstanding, respectively
Additional paid in capital - common stock	8,545,883	8,546,560
Receivable - unearned ESOP shares	(72,112)	(75,455)
Preferred dividends declared	(45,750)	(94,550)
Accumulated deficit	(845,729)	(772,441)
Accumulated other comprehensive gain	297	256

Total stockholders' equity	$9,108,938	$9,130,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,134,555	$13,557,151

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended
		June 30,

	2005	2004
OPERATING REVENUES
Fee income	$1,173,647	$1,123,305
Commissions	3,457,546	3,127,934

Total revenue	$4,631,193	$4,251,239

OPERATING EXPENSES
Compensation and benefits	$795,276	$673,363
Commission expense	3,106,232	2,802,443
General and administrative expenses	624,625	602,597
Sales commissions amortized	76,630	93,923
Depreciation and amortization	30,999	25,869

Total operating expenses	$4,633,762	$4,198,195

OPERATING INCOME (LOSS)	$(2,569)	$53,044

OTHER INCOME (EXPENSES)
Interest and other income	$17,797	$16,848
Interest expense	(69,210)	(78,500)

Net other expenses	$(51,413)	$(61,652)

LOSS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(53,982)	$(8,608)

INCOME TAX BENEFIT (EXPENSE)	17,964	(2,165)

NET LOSS	$(36,018)	$(10,773)

NET LOSS PER SHARE:
Basic	$(.00)	$(.00)
Diluted	$(.00)	$(.00)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,414,964	13,074,186
Diluted	13,414,964	13,074,186

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Six Months Ended
		June 30,

	2005	2004
OPERATING REVENUES
Fee income	$2,252,214	$2,295,007
Commissions	6,927,000	6,262,900

Total revenue	$9,179,214	$8,557,907

OPERATING EXPENSES
Compensation and benefits	$1,465,503	$1,182,504
Commission expense	6,248,083	5,651,155
General and administrative expenses	1,121,717	1,078,170
Sales commissions amortized	152,232	161,134
Depreciation and amortization	54,098	51,222

Total operating expenses	$9,041,633	$8,124,185

OPERATING INCOME	$137,581	$433,722

OTHER INCOME (EXPENSES)
Interest and other income	$30,209	$29,738
Interest expense	(131,294)	(157,864)

Net other expenses	$(101,085)	$(128,126)

INCOME BEFORE INCOME TAX EXPENSE	$36,496	$305,596

INCOME TAX EXPENSE	(15,234)	(134,753)

NET INCOME	$21,262	$170,843

NET INCOME PER SHARE:
Basic	$.00	$.01
Diluted	$.00	$.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,329,887	13,033,677
Diluted	13,329,887	13,033,677

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,262	$170,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,850	50,451
Sales commissions amortized/charged off	152,232	161,210
Loss on sale of available-for-sale securities	-	938
(Increase) decrease in:
Accounts receivable	(193,457)	(158,823)
Prepaids	37,001	2,747
Deferred sales commissions capitalized, net of CDSC collected	(33,612)	(838)
Other assets	(20,167)	(382)
Increase (decrease) in:
Service fees payable	(24,989)	(4,272)
Accounts payable	140,315	(47,577)
Deferred tax	(43,724)	(47,850)
Other liabilities	(93,724)	74,569
Net cash provided (used) by operating activities	$(11,013)	$201,016

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(24,657)	$(22,482)
Purchase of available-for-sale securities	(4)	(3)
Proceeds from sale of available-for-sale securities	-	24,019
Purchase of goodwill	(96,806)	(31,932)
Net cash used by investing activities	$(121,467)	$(30,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$-	$(18,219)
Sale of common stock warrants	-	3,000
Sale of subordinated corporate notes	844,000	-
Reduction of short-term borrowing	(100,000)	-
Reduction of notes payable	(120,252)	(119,970)
Repayments from ESOP	3,343	3,347
Preferred dividends paid	(45,750)	(25,925)
Short-term borrowing	650,025	300,000
Loss on allocation of ESOP shares	(651)	(349)
Redemption of corporate notes	-	(962,000)
Redemption of subordinated debentures	(595,000)	-
Reduction of other current liabilities	(250,000)	(250,000)
Net cash provided (used) by financing activities	$385,715	$(1,070,116)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$253,235	$(899,498)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$867,527	2,581,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,120,762	$1,681,862

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on available-for-sale securities	$41	$767
Increase (decrease) in goodwill	173,086	(80,869)
Increase (decrease) in other current liabilities	(48,937)	(54,417)
Increase (decrease) in other long-term liabilities	222,023	(26,452)
Preferred stock dividends declared	22,875	22,875

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2005 and 2004

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2005, are not necessarily indicative of operating results for the entire year.

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

NOTE 4 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one year anniversary of the closing date, and 203,000 common shares at the two year anniversary of the closing date.  The shares will be subject to a put option which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the fund reach $100,000,000 and 150,000 options on the Company's common shares when the assets of the Fund reach $200,000,000.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In June of 2005, the liability relating to this acquisition was reduced to approximately $222,000 to reflect the assets in the acquired funds as of June 30, 2005.

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

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $63 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within five business days of the one year anniversary of the closing date, and $150,000 within five business days of the two year anniversary of the closing date.  The total purchase price will be paid by utilizing a commercial bank loan and lines of credit, as well as available cash on hand.  In September of 2004, the one year anniversary payment of approximately $323,000 was made, which reflected the assets of the acquired funds as of the one year anniversary.  In June of 2005, the liability for the two year anniversary payment was reduced to approximately $97,000 to reflect the assets in the acquired funds as of June 30, 2005.

On May 23, 2003, the Company acquired the management rights to the CNB Funds, which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which was subject to adjustment based on retention of assets in the funds, was to be paid as follows:  $62,500 at the one year anniversary of the closing date, and $62,500 at the two year anniversary of the closing date.  The total purchase price was paid by using available cash on hand.  In June of 2004, the one year anniversary payment of approximately $44,000 was paid, which reflected the assets in the acquired funds as of the one year anniversary.  In June of 2005, the final payment of approximately $26,000 was made, which reflected the assets in the acquired funds at the two year anniversary.

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

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the six month period ended June 30, 2005, are as follows:

	Mutual Fund	Broker-Dealer
	Services	Services	Total
Balance as of January 1, 2005	$6,950,733	$2,478,752	$9,429,485
Goodwill acquired during the period	333,055	-	333,055
Goodwill acquisition price adjustment during the period (see Note 4)	(63,163)	-	(63,163)
Impairment losses	-	-	-
Balance as of June 30, 2005	$7,220,625	2,478,752	9,699,377

The Company tests goodwill for impairment annually, during the second quarter of each fiscal year, at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS 142.  The annual testing resulted in no impairment charges to goodwill in 2005.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and related services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds consists of one open-end investment company containing eight separate series, including Integrity Equity Fund, Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, Integrity Municipal Fund, and Integrity Growth & Income Fund.  Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary, provides another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

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

Segment Information

For the	Mutual Fund	Broker-Dealer
Second Quarter Ended	Services	Services	Total

June 30, 2005

Revenues	$1,287,992	$3,343,201	$4,631,193
Interest expense	69,210	-	69,210
Depreciation and amortization	30,792	207	30,999
Income (loss) before income tax benefit (expense)	(223,715)	169,733	(53,982)
Income tax benefit (expense)	84,564	(66,600)	17,964
Net income (loss)	(139,151)	103,133	(36,018)

June 30, 2004

Revenues	$1,217,102	$3,034,137	$4,251,239
Interest expense	78,500	-	78,500
Depreciation and amortization	25,598	271	25,869
Income (loss) before income tax benefit (expense)	(175,844)	167,236	(8,608)
Income tax benefit (expense)	63,335	(65,500)	(2,165)
Net income (loss)	(112,509)	101,736	(10,773)

For the	Mutual Fund	Broker-Dealer
Six Months Ended	Services	Services	Total

June 30, 2005

Revenues	$2,506,826	$6,672,388	$9,179,214
Interest expense	131,294	-	131,294
Depreciation and amortization	53,682	416	54,098
Income (loss) before income tax benefit (expense)	(320,356)	356,852	36,496
Income tax benefit (expense)	124,666	(139,900)	(15,234)
Net income (loss)	(195,690)	216,952	21,262
Segment assets	12,733,593	1,479,354	14,212,947
Expenditures for segment assets	24,657	-	24,657

June 30, 2004

Revenues	$2,551,954	$6,005,953	$8,557,907
Interest expense	157,864	-	157,864
Depreciation and amortization	50,888	334	51,222
Income (loss) before income tax expense	(22,131)	327,727	305,596
Income tax expense	(6,353)	(128,400)	(134,753)
Net income (loss)	(28,484)	199,327	170,843
Segment assets	13,213,744	1,503,703	14,717,447
Expenditures for segment assets	21,005	1,477	22,482

Reconciliation of Segment Information

		For the Three Months Ended
	June 30, 2005	June 30, 2004
Revenues
Total revenues for reportable segments	$4,631,193	4,251,239

Profit
Total reportable segment profit	$(36,018)	(10,773)

		For the Six Months Ended
	June 30, 2005	June 30, 2004
Revenues
Total revenues for reportable segments	$9,179,214	8,557,907

Profit
Total reportable segment profit	$21,262	170,843

Assets
Total assets for reportable segments	$14,212,947	14,717,447
Elimination of intercompany receivables	(78,392)	(78,392)
Consolidated assets	$14,134,555	14,639,055

A substantial portion of the Company's revenue depends upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective
In Millions

As of June 30,	2005	2004	% Change

FIXED INCOME
Tax-Free Funds	$235.4	$282.7	(16.7)%
Taxable Funds (Corporate/Government)	38.3	5.8	560.3%

TOTAL FIXED INCOME FUNDS	$273.7	$288.5	(5.1)%

EQUITY
Fund of Funds	$6.2	$6.6	(6.1)%
Equity Funds	103.8	72.1	44.0%

TOTAL EQUITY FUNDS	110.0	78.7	39.8%

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$383.7	$367.2	4.5%

Average for the six month period	$369.5	$378.8	(2.5)%

Assets under the Company's management/service were $383.7 million at June 30, 2005, an increase of $23.6 million (6.6%) from December 31, 2004, and an increase of $16.5 million (4.5%) from June 30, 2004.

RESULTS OF OPERATIONS

Three months ended June 30,			Six months ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(36,018)	$(10,773)	$21,262	$170,843
Earnings per share:
Basic	$(.00)	$(.00)	$.00	$.01
Diluted	$(.00)	$(.00)	$.00	$.01

The Company reported a net loss for the quarter ended June 30, 2005, of $36,018, compared to a net loss of $10,773 for the same quarter in 2004.  Net income for the six months ended June 30, 2005, was $21,262, compared to $170,843 for the same period in 2004.

Operating revenues

Total operating revenues for the quarter ended June 30, 2005, were $4,631,193, an increase of 8.9% from June 30, 2004.  Total operating revenues for the six months ended June 30, 2005, were $9,179,214, an increase of 7.3% from June 30, 2004. The increases are primarily the result of increased commission income.

Fee income for the quarter ended June 30, 2005, increased 4.5% compared to June 30, 2004.  This increase was due primarily to fees received in connection with new funds that were acquired and/or set up during 2004 and 2005.  Fee income for the six months ended June 30, 2005, decreased 1.9% over the same period in 2004.  The decrease is due primarily to a decrease in average assets under management/service.  The Company receives fees for providing investment advisory services to the Funds.  Investment advisory fees constituted 8% of the Company's consolidated revenues for the six months ended June 30, 2005.  The Company also receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 10% of the Company's consolidated revenues for the six months ended June 30, 2005.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 7% of the Company's consolidated revenues for the six months ended June 30, 2005.

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds and insurance products.  The Company pays the registered representatives a portion of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), as well as contingent deferred sales charges ("CDSCs") earned in connection with redemptions of Fund shares subject to CSDCs, and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income increased 10.5%, to $3,457,546 for the quarter ended June 30, 2005, from $3,127,934 for the same period in 2004.  Commission income increased 10.6%, to $6,927,000, for the six months ended June 30, 2005, from $6,262,900, for the same period in 2004.  The increases are primarily the result of the recruitment of several new registered representatives in CFS.  Commission revenues constituted 75% of the Company's consolidated revenues for the six months ended June 30, 2005.

Operating expenses

Total operating expenses for the second quarter and six months ended June 30, 2005, were $4,633,762 and $9,041,633, respectively, representing increases of 10.4% and 11.3% compared to the same periods in 2004.  The increases are a result of the net activity in the major expense categories, as described in the paragraphs that follow.

Compensation and benefits

Total compensation and benefits expense for the quarter ended June 30, 2005, was $795,276, an increase of 18.1% from June 30, 2004.  Total compensation and benefits expense for the six months ended June 30, 2005, was $1,465,503, an increase of 23.9% from the same period in 2004.  The increases result primarily from the addition of several new employees to the Company over the past 12 months, annual compensation and benefit increases, increased overrides paid to certain employees, and a 401(k) match of up to 4% of employee deferrals that was implemented effective January 1, 2005.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company.  The primary function of the wholesalers is to market the Company's Funds to registered representatives.  Currently, the wholesaling team consists of 16 wholesalers, four of which are employees of the Company.  The remaining members of the wholesaling team are independent contractors working on a straight commission basis.  They are allowed up to $500 per month in general and administrative expenses to support their sales effort.  Management expects to continue to expand the wholesaling team to as many as 20 wholesalers in 2005.  The Company's compensation and benefits expense may continue to increase as a result of this effort.

Commission expense

Total commission expense for the quarter ended June 30, 2005, and the six months ended June 30, 2005, was $3,106,232 and $6,248,083, an increase of 10.8% and 10.6%, respectively, as compared to the same periods in 2004.  The increases are related to the increases in commission income.

General and administrative expenses

Total general and administrative expenses for the quarter ended June 30, 2005, were $624,625, an increase of 3.7% from June 30, 2004.  Total general and administrative expenses for the six months ended June 30, 2005, were $1,121,717, an increase of 4.0% from June 30, 2004.  The increases are primarily attributable to expenses incurred relating to new funds that were acquired and/or set up during 2004 and 2005.

Sales commissions amortized

Sales commissions paid to brokers and dealers in connection with the sale of shares of the Funds sold without a FESL are capitalized and amortized on a straight-line basis.  The Company amortizes the sales commissions relating to some of the Company's sponsored funds over eight years, which best approximates management's estimate of the average life of investor's accounts in these funds and coincides with conversion of Class B shares to Class A shares.  CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions.  Amortization of deferred sales commissions for the quarter ended June 30, 2005, and the six months ended June 30, 2005, decreased 18.4% and 5.5%, respectively, as compared to the same periods in 2004.

Depreciation and amortization

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets.  Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life.  Rather, they will be subject to at least an annual assessment for impairment by applying a fair-value based test.  There were no impairment adjustments made during the quarter ended June 30, 2005.

Liquidity and capital resources

Net cash used by operating activities was $11,013 during the six months ended June 30, 2005, as compared to net cash provided by operating activities of $201,016 during the six months ended June 30, 2004.  The primary reason for this decrease was a decrease in net income.

Net cash used by investing activities for the six months ended June 30, 2005, was $121,467, compared to net cash used by investing activities of $30,398 for the six months ended June 30, 2004.  The 2005 activity includes the acquisition of the management rights to two mutual funds, purchases of computer equipment, and the remodeling of several areas of the Company's office building.

Net cash provided by financing activities during the six months ended June 30, 2005, was $385,715. The major financing activities for the period were the payment of $250,000, in January of 2005, to repurchase 500,000 common shares, pursuant to the put privilege that was exercised by the previous owners of Capital Financial Services, Inc., the receipt of $550,025 in short-term bank loans in January and February of 2005, the retirement of $595,000 of subordinated debentures that matured on June 30, 2005, and the sale of $844,000 of subordinated corporate notes in May and June of 2005.

At June 30, 2005, the Company held $1,120,762 in cash and cash equivalents, as compared to $867,528 at December 31, 2004.  Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $2,505,033 at June 30, 2005, from $2,058,301 at December 31, 2004.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

The Company has historically relied upon sales of its equity securities and debt instruments, as well as bank loans for liquidity and growth.  In January of 2004, the Company repurchased 500,000 common shares for $250,000 under a put option related to its acquisition of CFS.  In March of 2004, the Company paid approximately $160,000 of 2003 tax obligations.  In June of 2004, the Company borrowed $200,000 on a non-revolving bank line of credit, and $100,000 on a revolving bank line of credit that was used, along with existing cash on hand, to repay $962,000 of corporate notes that matured on June 30, 2004.  $200,000 of the bank debt was repaid in December of 2004, and the remaining balance of $100,000 was repaid in May of 2005.  Also in 2004, the Company made additional payments of approximately $367,000 relating to the acquisitions of the management rights to the Canandaigua and Willamette Funds.

The Company has significant cash requirements to meet several liabilities coming due in 2005.  In January of 2005, the Company repurchased 500,000 common shares for $250,000 pursuant to a put option related to its acquisition of CFS, which was paid by utilizing a short-term bank loan.  The six-month bank loan carried an interest rate of 2.00% over the prime rate and was repaid in July of 2005.  The Company received an additional $300,025 in short-term bank debt in February of 2005 to be used primarily for working capital.  This debt carried an interest rate of 6.75% and was also repaid in July of 2005.  In June of 2005, the Company borrowed $100,000 on its revolving bank line of credit and made a final payment of approximately $26,000 relating to its acquisition of the management rights to the Canandaigua Funds.  The Company had $595,000 of subordinated debentures that matured on June 30, 2005.  These subordinated debentures were repaid by utilizing proceeds received from the issuance of the Company's new 9 ¼% subordinated corporate notes, which mature on January 1, 2011.  The outstanding balance of subordinated corporate notes on June 30, 2005, was $844,000.  Additionally, the Company will make a final payment of approximately $97,000 in September of 2005 relating to the acquisition of the management rights to the Willamette Funds.

Management believes that the Company's existing liquid assets, together with the continued issuance of 9 ¼% subordinated corporate notes, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months.  In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company's common stock, and service debt.  Management also expects to realize increases in expenses associated with regulatory compliance with the Sarbanes-Oxley Act of 2002, including increased legal, audit, staff, and consultant expenses.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

·         General political and economic conditions which may be less favorable than expected;

·         The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;

·         Unfavorable legislative, regulatory, or judicial developments;

·         Incidence and severity of catastrophes, both natural and man-made;

·         Changes in accounting rules, policies, practices, and procedures which may adversely affect the business;

·         Terrorist activities or other hostilities that may adversely affect the general economy.

Item 3.	Controls and Procedures

Within the 90-day period prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2005, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2005, the Company was approved to issue a $2 million maximum intra-state subordinated corporate note offering, limiting the sale in North Dakota to North Dakota residents only.  The subordinated corporate notes do not represent ownership in the Company.  The subordinated corporate notes carry an interest rate of 9 ¼% per annum, payable annually, and mature on January 1, 2011.  The Company can call the subordinated corporate notes at par anytime after December 1, 2007, and will be offered by the Company to an unlimited number of accredited investors and up to 35 sophisticated non-accredited investors.  These securities have not been registered under the Securities Act of 1933, as amended (the "Act"), and will be offered and sold in reliance on exemptions from the registration of the Act provided by Section 4(2) of the Act and Rule 505 of Regulation D and exemptions available for intrastate offerings.  As of August 12, 2005, the Company has sold $2,000,000 of subordinated corporate notes to eighteen sophisticated non-accredited investors and twenty-nine accredited investors.

In connection with the acquisition of the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), as described in Note 4 - Business Acquisitions, the Company provided IPS Advisory with compensation of 250,000 common shares on May 10, 2005.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one year anniversary of the closing date, and 203,000 common shares at the two year anniversary of the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis.

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2005	0	$.00	0	$597,754
May 2005	0	$.00	0	$597,754
June 2005	0	$.00	0	$597,754
Total	0	$.00	0	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 27, 2005, the following proposals were adopted by the margins indicated:

1.                    To elect a Board of Directors of the Company.

Number of votes cast for:

Vance A. Castleman10,421,526

Peter A. Quist10,458,247

Myron D. Thompson10,481,238

Robert E. Walstad10,391,892

Richard H. Walstad10,450,505

Robert Mau10,481,238

Vaune M. Cripe10,481,238

Steven Lysne10,481,238

2.                    To ratify the selection of Brady, Martz & Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 2005.

For10,485,535

Against   106,334

Abstain     10,778

Item 5.	Other Information

On January 27, 2005, the Company entered into a joint venture agreement with All Season Financial Advisors.  In accordance with the agreement, the Company will set up a Fund as a new series under The Integrity Funds trust called the Integrity All Season Fund.  The Company's wholly-owned subsidiary, Integrity Money Management, Inc., will serve as the Fund's investment advisor.  All Season Financial Advisors will serve as the Fund's investment sub-advisor.  SMH Capital Advisors, Inc., will also serve as the Fund's investment sub-advisor for approximately 20% of the assets.  The Company's wholly-owned subsidiary, Integrity Funds Distributor, Inc., will serve as distributor to the Fund, and the Company's wholly-owned subsidiary, Integrity Fund Services., will serve as administrator, transfer agent, and fund accountant to the Fund.  The initial set-up of the Fund will not require a material cash outlay by the Company.  Integrity plans to launch the All Season Fund in the third quarter of 2005.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

4.4	Subordinated Corporate Note Subscription Agreement
4.5	Form of Subordinated Corporate Note
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

(b) Reports on Form 8-K

None

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	August 12, 2005	By /s/ Robert E. Walstad

Robert E. Walstad
Chief Executive Officer,
Chairman, and Director

Date:	August 12, 2005	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer