Form 10QSB
period 2005-09-30
INTEGRITY MUTUAL FUNDS INC
filed 2005-11-10
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of October 31, 2005, there were 13,518,543 common shares of the issuer outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	[ ]	No	[X]

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

Part I	FINANCIAL INFORMATION	Page #

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations -
	Three months ended September 30, 2005 and 2004	5

	Condensed Consolidated Statements of Operations -
	Nine months ended September 30, 2005 and 2004	6

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2005 and 2004	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Controls and Procedures	17

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	18

Item 6	Exhibits	18

	SIGNATURES	19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$1,563,725	$867,528
Securities available-for-sale	5,581	5,489
Accounts receivable	1,646,011	1,185,284
Prepaids	82,282	93,510

Total current assets	$3,297,599	$2,151,811

PROPERTY AND EQUIPMENT	$1,910,635	$1,884,129
Less accumulated depreciation	(710,630)	(670,101)

Net property and equipment	$1,200,005	$1,214,028

OTHER ASSETS
Deferred sales commissions	$248,324	$416,908
Goodwill	9,812,336	9,429,485
Other assets (net of accumulated amortization	394,443	344,919
of $135,744 for 2005 and $122,230 for 2004)

Total other assets	$10,455,103	$10,191,312

TOTAL ASSETS	$14,952,707	$13,557,151

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2005	2004

CURRENT LIABILITIES
Service fees payable	$76,638	$98,025
Accounts payable	218,994	37,348
Other current liabilities	1,307,263	1,517,136
Current portion of long-term debt	512,601	848,206

Total current liabilities	$2,115,496	$2,500,715

LONG-TERM LIABILITIES
Notes payable	$1,163,505	$1,343,649
Subordinated debentures	-	595,000
Subordinated commercial notes	561,000	561,000
Subordinated corporate notes	2,000,000	-
Convertible debentures	250,000	250,000
Deferred tax liability	156,291	24,300
Other long-term liabilities	228,542	-
Less current portion of long-term debt	(512,601)	(848,206)

Total long-term liabilities	$3,846,737	$1,925,743

TOTAL LIABILITIES	$5,962,233	$4,426,458

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,352	1,323
13,518,543 and 13,228,543 shares issued and outstanding, respectively
Additional paid in capital - common stock	8,551,968	8,546,560
Receivable - unearned ESOP shares	(70,438)	(75,455)
Preferred dividends declared	(68,625)	(94,550)
Accumulated deficit	(949,129)	(772,441)
Accumulated other comprehensive gain	346	256

Total stockholders' equity	$8,990,474	$9,130,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,952,707	$13,557,151

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended
		September 30,

	2005	2004
OPERATING REVENUES
Fee income	$1,246,997	$1,057,951
Commissions	3,823,072	3,078,975

Total revenue	$5,070,069	$4,136,926

OPERATING EXPENSES
Compensation and benefits	$811,863	$572,264
Commission expense	3,442,667	2,782,246
General and administrative expenses	710,432	499,060
Sales commissions amortized	80,843	75,018
Depreciation and amortization	26,695	23,465

Total operating expenses	$5,072,500	$3,952,053

OPERATING INCOME (LOSS)	$(2,431)	$184,873

OTHER INCOME (EXPENSES)
Interest and other income	$4,237	$28,747
Interest expense	(84,815)	(58,270)

Net other expenses	$(80,578)	$(29,523)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$(83,009)	$155,350

INCOME TAX EXPENSE	(20,391)	(61,724)

NET INCOME (LOSS)	$(103,400)	$93,626

NET INCOME (LOSS) PER SHARE:
Basic	$(.01)	$.01
Diluted	$(.01)	$.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,515,116	13,070,139
Diluted	13,515,116	13,070,139

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Nine Months Ended
		September 30,

	2005	2004
OPERATING REVENUES
Fee income	$3,499,210	$3,352,958
Commissions	10,750,072	9,341,874

Total revenue	$14,249,282	$12,694,832

OPERATING EXPENSES
Compensation and benefits	$2,277,365	$1,754,768
Commission expense	9,690,750	8,433,400
General and administrative expenses	1,832,149	1,577,230
Sales commissions amortized	233,075	236,152
Depreciation and amortization	80,793	74,687

Total operating expenses	$14,114,132	$12,076,237

OPERATING INCOME	$135,150	$618,595

OTHER INCOME (EXPENSES)
Interest and other income	$34,446	$58,485
Interest expense	(216,109)	(216,134)

Net other expenses	$(181,663)	$(157,649)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$(46,513)	$460,946

INCOME TAX EXPENSE	(35,625)	(196,477)

NET INCOME (LOSS)	$(82,138)	$264,469

NET INCOME (LOSS) PER SHARE:
Basic	$(.01)	$.02
Diluted	$(.01)	$.02

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,391,630	13,045,831
Diluted	13,391,630	13,045,831

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(82,138)	$264,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,544	73,915
Sales commissions amortized/charged off	233,075	236,228
Recruiting expense	6,600	-
Loss on sale of available-for-sale securities	3,007	938
(Increase) decrease in:
Accounts receivable	(460,726)	(62,018)
Prepaids	11,229	(16,063)
Deferred sales commissions capitalized, net of CDSC collected	(64,492)	7
Other assets	(63,036)	9,523
Increase (decrease) in:
Service fees payable	(21,386)	(5,276)
Accounts payable	181,647	(18,779)
Deferred tax	131,990	(60,459)
Other liabilities	212,163	56,091
Net cash provided by operating activities	$162,477	$478,576

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(50,515)	$(30,853)
Purchase of available-for-sale securities	(5)	(5)
Proceeds from sale of property and equipment	500	-
Proceeds from sale of available-for-sale securities	-	24,019
Purchase of goodwill	(209,907)	(31,932)
Net cash used by investing activities	$(259,927)	$(38,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$-	$(18,219)
Sale of common stock warrants	-	3,000
Sale of subordinated corporate notes	2,000,000	-
Short-term borrowing	650,025	300,000
Reduction of short-term borrowing	(650,025)	-
Reduction of notes payable	(180,145)	(180,481)
Repayments from ESOP	5,020	5,020
Preferred dividends paid	(68,625)	(48,800)
Loss on allocation of ESOP shares	(1,162)	(279)
Redemption of corporate notes	-	(962,000)
Redemption of subordinated debentures	(595,000)	-
Reduction of other current liabilities	(366,440)	(617,775)
Net cash provided (used) by financing activities	$793,648	$(1,519,534)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$696,198	$(1,079,729)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$867,527	2,581,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,563,725	$1,501,631

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on available-for-sale securities	$87	$(4)
Increase (decrease) in goodwill	172,945	(137,760)
Increase (decrease) in other current liabilities	(55,597)	82,233
Increase (decrease) in other long-term liabilities	228,542	(219,993)
Preferred stock dividends declared	22,875	22,875

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2005 and 2004

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of operating results for the entire year.

NOTE 2 - INCOME TAXES

The Company sponsors several mutual funds.  Deferred sales commissions relating to some of its sponsored mutual funds are amortized over five years for income tax purposes and amortized over eight years for financial reporting purposes.  The effects of these differences will create timing differences between when the commissions are deducted for income tax purposes and expensed as amortization for financial reporting purposes. Deferred tax assets or deferred tax liabilities may result from these timing differences.

The Company has completed various acquisitions in recent years, whereby the Company acquired the management rights to several mutual funds.   These management rights have been classified as goodwill at the time of acquisition.  The Company amortizes certain goodwill for tax purposes. The Company tests goodwill for impairment annually for book purposes, during the second quarter of each fiscal year, at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS 142.  Deferred tax assets or deferred tax liabilities may result from these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on the Company's net income.

NOTE 4 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares will be subject to a put option which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In September of 2005, the liability relating to this acquisition was valued at approximately $229,000 to reflect the assets in the acquired funds as of September 30, 2005.

On December 19, 2003, the Company acquired the management rights to the Maine and New Hampshire Tax-Saver Bond Funds from Forum Financial Group.  The two funds had combined assets of approximately $43 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $750,000.  The majority of the purchase price, or approximately $425,000, was paid upon closing.  The remaining consideration of approximately $325,000, which was subject to adjustment based on retention of assets in the funds, was placed in an escrow account that was to be paid out on the first anniversary of the closing date.  The total purchase price was paid with cash generated from a private placement of preferred stock.  In December of 2004, the final payment of approximately $285,000 was made, which reflected the assets in the acquired funds at the one-year anniversary.

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $63 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which is subject to adjustment based on retention of assets in the funds, is to be paid as follows:  $350,000 within five business days of the one-year anniversary of the closing date, and $150,000 within five business days of the two-year anniversary of the closing date.  The total purchase price will be paid by utilizing a commercial bank loan and lines of credit, as well as available cash on hand.  In September of 2004, the one-year anniversary payment of approximately $323,000 was made, which reflected the assets of the acquired funds at the one-year anniversary.  In September of 2005, the final payment of approximately $90,000 was made, which reflected the assets in the acquired funds at the two-year anniversary.

On May 23, 2003, the Company acquired the management rights to the CNB Funds, which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which was subject to adjustment based on retention of assets in the funds, was to be paid as follows:  $62,500 at the one-year anniversary of the closing date, and $62,500 at the two-year anniversary of the closing date.  The total purchase price was paid by using available cash on hand.  In June of 2004, the one-year anniversary payment of approximately $44,000 was paid, which reflected the assets in the acquired funds at the one-year anniversary.  In June of 2005, the final payment of approximately $26,000 was made, which reflected the assets in the acquired funds at the two-year anniversary.

On May 30, 2003, the Company acquired 100% of the equity stock of Abbington Capital Management, Inc.  The purchase consideration was comprised of 700,000 shares of unregistered $.0001 par value common stock of the Company determined by both parties to have a total value of $210,000.  The common stock was issued in a private placement, exempt from registration, pursuant to the following delivery schedule:  200,000 shares at closing; 200,000 shares on August 31, 2003; 200,000 shares on December 31, 2003; and 100,000 shares on April 30, 2004.  As a part of the transaction, the Company received a license for the Portfolio Manager's Stock Selection Matrix, a quantitative investment model for managing equity portfolios.  The shares were issued in a private placement exempt from registration under federal securities laws or any state registration requirements and are subject to the resale restrictions on unregistered securities.

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2005, are as follows:

	Mutual Fund	Broker-Dealer
	Services	Services	Total
Balance as of January 1, 2005	$6,950,733	$2,478,752	$9,429,485
Goodwill acquired during the period	446,155	-	446,155
Goodwill acquisition price adjustment during the period (see Note 4)	(63,304)	-	(63,304)
Impairment losses	-	-	-
Balance as of September 30, 2005	$7,333,584	$2,478,752	$9,812,336

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

NOTE 6 - LONG-TERM DEBT

Long-term debt at September 30, 2005 and December 31, 2004 was as follows:

		Current Portion	September 30,	December 31,
	Rate		2005	2004
Long-term debt:
First Western Bank	6.75%	22,299	406,667	422,637
First Western Bank	6.25%	240,302	756,838	921,012
Subordinated debentures	12.00%	-	-	595,000
Subordinated commercial notes	9.00%	-	561,000	561,000
Subordinated corporate notes	9.25%	-	2,000,000	-
Convertible debenture	4.00%	250,000	250,000	250,000
Future payments on acquisitions		-	228,542	-

Totals		$512,601	$4,203,047	$2,749,649

A summary of the terms of the current long-term debt agreements follow:

First Western Bank - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt.  At September 30, 2005, the debt carried an interest rate of 6.75%, with monthly payments of $4,105.  The debt was refinanced in October of 2005, with a new interest rate of 7.25%.  On October 1, 2010, the remaining balance will be due in full.  In June of 2003, the Company borrowed $900,000 on a $1,200,000 line of credit.  The debt carries an interest rate of 1.25% above the prime rate, with monthly payments of $23,200.  In December of 2003, the Company borrowed the remaining $300,000 on the line of credit.  Based on the monthly payments, the debt will be paid in full on September 25, 2008.

Subordinated Debentures - The Company approved a $1 million intra-state subordinated debenture offering limiting the sale in North Dakota to North Dakota residents only.  The subordinated debentures do not represent ownership in the Company.  The subordinated debentures carried an interest rate of 12% per annum, payable semi-annually.  The Company could call the subordinated debentures at par anytime after July 1, 2001.  On June 30, 2005, the subordinated debentures matured and the liability was paid in full.

Subordinated Commercial Notes - The Company approved a $1 million intra-state subordinated commercial note offering limiting the sale in North Dakota to North Dakota residents only.  The subordinated commercial notes do not represent ownership in the Company.  As of September 30, 2005, $561,000 in subordinated commercial notes were outstanding.  The subordinated commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008.  The Company can call the subordinated commercial notes at par anytime after July 1, 2003.

Subordinated Corporate Notes - The Company approved a $2 million intra-state subordinated corporate note offering limiting the sale in North Dakota to North Dakota residents only.  The subordinated corporate notes do not represent ownership in the Company.  As of September 30, 2005, $2,000,000 in subordinated corporate notes were outstanding.  The subordinated corporate notes carry an interest rate of 9¼% per annum, payable annually, and mature January 1, 2011.  The Company can call the subordinated corporate notes at par anytime after December 1, 2007.

Convertible Debentures - On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc. ("CFS"), a full-service brokerage firm based in Madison, Wisconsin.  Pursuant to the terms of the purchase agreement whereby CFS was acquired, on January 15, 2003, the Company issued convertible debentures divided among the prior shareholders of CFS in the total amount of $250,000.  The debenture principal will be payable January 15, 2006 and will pay interest on the principal sum from January 15, 2003 at the rate of 4% per annum on a semi-annual basis beginning July 15, 2003 and thereafter on January 15th and July 15th of each year until the principal balance is paid.  All payments will be applied first to interest and any remainder to reduction of principal.  The debenture will be convertible as follows:  beginning on the date of issuance and until the principal is paid in accordance with the term of this agreement, the holder of the convertible debenture shall have the option to convert all or any portion of the convertible debenture to $.0001 par value common stock of the Company at the rate of two shares for each one dollar of convertible debenture (2 shares per $1.00 converted) issued by the debenture holder.

Future Payments on Acquisitions - see Note 4 - Business Acquisitions

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and related services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds consists of one open-end investment company containing nine separate series, including Integrity Equity Fund, Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, Integrity Municipal Fund, Integrity Growth & Income Fund, and Integrity All Season Fund.  Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary, provides another substantial portion of revenues through sales of mutual funds and variable and fixed insurance products.

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

Segment Information

For the	Mutual Fund	Broker-Dealer
Third Quarter Ended	Services	Services	Total

September 30, 2005

Revenues	$1,458,226	$3,611,843	$5,070,069
Interest expense	84,815	-	84,815
Depreciation and amortization	26,248	447	26,695
Income (loss) before income tax benefit (expense)	(229,209)	146,200	(83,009)
Income tax benefit (expense)	36,909	(57,300)	(20,391)
Net income (loss)	(192,300)	88,900	(103,400)

September 30, 2004

Revenues	$1,220,468	$2,916,458	$4,136,926
Interest expense	58,270	-	58,270
Depreciation and amortization	21,056	2,409	23,465
Income (loss) before income tax benefit (expense)	(32,018)	187,368	155,350
Income tax benefit (expense)	11,775	(73,499)	(61,724)
Net income (loss)	(20,243)	113,869	93,626

For the	Mutual Fund	Broker-Dealer
Nine Months Ended	Services	Services	Total

September 30, 2005

Revenues	$3,965,052	$10,284,230	$14,249,282
Interest expense	216,109	-	216,109
Depreciation and amortization	79,930	863	80,793
Income (loss) before income tax benefit (expense)	(549,566)	503,053	(46,513)
Income tax benefit (expense)	161,575	(197,200)	(35,625)
Net income (loss)	(387,991)	305,853	(82,138)
Segment assets	13,203,265	1,827,834	15,031,099
Expenditures for segment assets	43,126	7,389	50,515

September 30, 2005

Revenues	$3,772,421	$8,922,411	$12,694,832
Interest expense	216,134	-	216,134
Depreciation and amortization	67,511	7,176	74,687
Income (loss) before income tax benefit (expense)	(49,506)	510,452	460,946
Income tax benefit (expense)	3,623	(200,100)	(196,477)
Net income (loss)	(45,883)	310,352	264,469
Segment assets	12,950,061	1,351,408	14,301,469
Expenditures for segment assets	29,376	1,477	30,853

Reconciliation of Segment Information

		For the Three Months Ended
	September 30, 2005	September 30, 2004
Revenues
Total revenues for reportable segments	$5,070,069	4,136,926

Profit
Total reportable segment income (loss)	$(103,400)	93,626

		For the Nine Months Ended
	September 30, 2005	September 30, 2004
Revenues
Total revenues for reportable segments	$14,249,282	12,694,832

Profit
Total reportable segment income (loss)	$(82,138)	264,469

Assets
Total assets for reportable segments	$15,031,099	14,301,469
Elimination of intercompany receivables	(78,392)	(78,392)
Consolidated assets	$14,952,707	14,223,077

A substantial portion of the Company's revenue depends upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective

As of September 30,	2005	2004	% Change

FIXED INCOME
Tax-Free Funds	$225,996,985	$276,349,521	(18.2)%
Taxable Funds (Corporate/Government)	53,292,200	10,119,610	426.6%

TOTAL FIXED INCOME FUNDS	$279,289,185	$286,469,131	(2.5)%

EQUITY
Equity Funds	$105,945,791	$65,125,011	62.7%
Fund of Funds	6,068,087	6,220,742	(2.5)%

TOTAL EQUITY FUNDS	$112,013,878	$71,345,753	57.0%

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$391,303,063	$357,814,884	9.4%

Average for the nine month periods	$376,138,465	$372,395,064	1.0%

Assets under the Company's management/service were $391,303,063 at September 30, 2005, an increase of $31,247,213 (8.7%) from December 31, 2004, and an increase of $33,488,179 (9.4%) from September 30, 2004.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(103,400)	$93,626	$(82,138)	$264,469
Earnings (loss) per share:
Basic	$(.01)	$.01	$(.01)	$.02
Diluted	$(.01)	$.01	$(.01)	$.02

The Company reported a net loss for the quarter ended September 30, 2005, of $103,400, compared to net income of $93,626 for the same quarter in 2004.  The Company reported a net loss for the nine months ended September 30, 2005, was $82,138, compared to net income of $264,469 for the same period in 2004.  The reduction in earnings results primarily from increased compensation and benefits expense due to the addition of several new employees to the Company over the last twelve months.

Operating revenues

Total operating revenues for the quarter ended September 30, 2005, were $5,070,069, an increase of 22.6% from September 30, 2004.  Total operating revenues for the nine months ended September 30, 2005, were $14,249,282, an increase of 12.2% from September 30, 2004. The increases are primarily the result of increased commission income in the broker-dealer services segment, which is due primarily to the recruitment of new registered representatives in CFS as well as changing market conditions.

Fee income for the quarter ended September 30, 2005, was $1,246,997, an increase of 17.9% compared to September 30, 2004.  Fee income for the nine months ended September 30, 2005, was $3,499,210, an increase of 4.4% over the same period in 2004.  The increases are due primarily to fees received in connection with new funds that were acquired and/or opened during 2004 and 2005.  The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  Investment advisory fees constituted 8% of the Company's consolidated revenues for the nine months ended September 30, 2005.  The Company also receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 10% of the Company's consolidated revenues for the nine months ended September 30, 2005.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 7% of the Company's consolidated revenues for the nine months ended September 30, 2005.

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds and insurance products.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), as well as contingent deferred sales charges ("CDSCs") earned in connection with redemptions of Fund shares subject to CSDCs, and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the quarter ended September 30, 2005, was $3,823,072, an increase of 24.2% compared to the same period in 2004.  Commission income for the nine months ended September 30, 2005, was $10,750,072, an increase of 15.1% compared to the same period in 2004.  The increases are primarily the result of the recruitment of new registered representatives in CFS as well as changing market conditions.  Commission revenues constituted 75% of the Company's consolidated revenues for the nine months ended September 30, 2005.

Operating expenses

Total operating expenses for the second quarter and nine months ended September 30, 2005, were $5,072,500 and $14,114,132, respectively, representing increases of 28.4% and 16.9% compared to the same periods in 2004.  The increases are a result of the net activity in the major expense categories, as described in the paragraphs that follow.

Compensation and benefits

Total compensation and benefits expense for the quarter ended September 30, 2005, was $811,863, an increase of 41.9% from September 30, 2004.  Total compensation and benefits expense for the nine months ended September 30, 2005, was $2,277,365, an increase of 29.8% from the same period in 2004.  The increases result primarily from the addition of several new employees to the Company over the past twelve months, annual compensation and benefit increases, increased incentive overrides paid to certain employees for the recruitment of new registered representatives and new business acquisitions, and a 401(k) match of up to 4% of employee deferrals that was implemented effective January 1, 2005.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company.  The primary function of the wholesalers is to market the Company's Funds to registered representatives.  Currently, the wholesaling team consists of 14 wholesalers, five of which are employees of the Company.  The remaining members of the wholesaling team are independent contractors working on a straight commission basis.  They are allowed up to $500 per month in general and administrative expenses to support their sales effort.  Management expects to continue to expand the wholesaling team to as many as 20 wholesalers in 2005.  The Company's compensation and benefits expense may continue to increase as a result of this effort.

Commission expense

Total commission expense for the quarter ended September 30, 2005, and the nine months ended September 30, 2005, was $3,442,667 and $9,690,750, increases of 23.7% and 14.9%, respectively, as compared to the same periods in 2004.  The increases correspond with the increases in commission income.

General and administrative expenses

Total general and administrative expenses for the quarter ended September 30, 2005, were $710,432, an increase of 42.4% from September 30, 2004.  Total general and administrative expenses for the nine months ended September 30, 2005, were $1,832,149, an increase of 16.2% from September 30, 2004.  The increases are primarily attributable to sub-advisory fees paid relating to new funds that were acquired and/or opened during 2004 and 2005.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company.  The primary function of the wholesalers is to market the Company's Funds to registered representatives.  Currently, the wholesaling team consists of 14 wholesalers, five of which are employees of the Company.  The remaining members of the wholesaling team are independent contractors working on a straight commission basis.  They are allowed up to $500 per month in general and administrative expenses to support their sales effort.  Management expects to continue to expand the wholesaling team to as many as 20 wholesalers in 2005.  The Company's general and administrative expenses may continue to increase as a result of this effort.

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

Amortization of deferred sales commissions for the quarter ended September 30, 2005, and the nine months ended September 30, 2005, increased 7.8% and decreased 1.3%, respectively, as compared to the same periods in 2004.

Depreciation and amortization

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets.  Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful life.  Rather, they will be subject to at least an annual assessment for impairment by applying a fair-value based test.  There were no impairment adjustments made during the quarter ended September 30, 2005.

Depreciation and amortization for the quarter and nine months ended September 30, 2005, increased 13.8% and 8.2%, respectively, as compared to the same periods in 2004.

Liquidity and capital resources

Net cash provided by operating activities was $162,477 during the nine months ended September 30, 2005, as compared to net cash provided by operating activities of $478,576 during the nine months ended September 30, 2004.  The primary reason for this decrease was a decrease in net income.

Net cash used by investing activities for the nine months ended September 30, 2005, was $259,927, compared to net cash used by investing activities of $38,771 for the nine months ended September 30, 2004.  The 2005 activity includes the acquisition of the management rights to a new mutual fund, purchases of computer equipment, and the remodeling of several areas of the Company's office building.

Net cash provided by financing activities during the nine months ended September 30, 2005, was $793,648. The major financing activities for the period were the payment of $250,000, in January of 2005, to repurchase 500,000 common shares, pursuant to the put privilege that was exercised by the previous owners of Capital Financial Services, Inc., the receipt of $650,025 in short-term bank loans, the repayment of $650,025 of short-term bank loans in June and July of 2005, the retirement of $595,000 of subordinated debentures that matured on June 30, 2005, and the sale of $2,000,000 of subordinated corporate notes.

At September 30, 2005, the Company held $1,563,725 in cash and cash equivalents, as compared to $867,528 at December 31, 2004.  Liquid assets, which consist of cash and cash equivalents, securities available-for-sale and current receivables increased to $3,215,317 at September 30, 2005, from $2,058,301 at December 31, 2004.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

The Company had significant cash requirements to meet several liabilities that came due in the first nine months of 2005.  In January of 2005, the Company repurchased 500,000 common shares for $250,000 pursuant to a put option related to its acquisition of CFS, which was paid by utilizing a short-term bank loan.  The six-month bank loan carried an interest rate of 2.00% over the prime rate and was repaid in July of 2005.  The Company received an additional $300,025 in short-term bank debt in February of 2005 to be used primarily for working capital.  This debt carried an interest rate of 6.75% and was also repaid in July of 2005.  In June of 2005, the Company borrowed $100,000 on its revolving bank line of credit and made a final payment of approximately $26,000 relating to its acquisition of the management rights to the Canandaigua Funds.  The Company had $595,000 of subordinated debentures that matured on June 30, 2005.  These subordinated debentures were repaid by utilizing proceeds received from the issuance of the Company's new 9¼% subordinated corporate notes, which mature on January 1, 2011.  As of September 30, 2005, the Company has $2 million of subordinated corporate notes outstanding.  In September of 2005, the Company made a final payment of approximately $90,000 relating to its acquisition of the management rights to the Willamette Funds.

Management believes that the Company's existing liquid assets, along with continued cash flow from operations, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months.  In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company's common stock, and service debt.  Management also expects to realize increases in expenses associated with regulatory compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including increased legal, audit, staff, and consultant expenses.

Sales of fund shares with FESLs provide current distribution revenue to the Company in the form of the Company's share of the FESLs, and distribution revenue, over time, in the form of 12b-1 payments.  Sales of fund shares with CDSCs provide distribution revenue, over time, in the form of 12b-1 payments and, if shares are redeemed within five years, CDSCs.  However, the Company pays commissions on sales of Fund shares subject to CDSCs, reflects such commissions as a deferred expense on its balance sheet and amortizes such commissions over a period of up to eight years, thereby recognizing distribution expenses.  Therefore, to the extent that sales of Fund shares subject to CDSCs increases over time relative to sales of shares subject to FESLs, current distribution expenses may increase relative to current distribution revenues in certain periods, which would negatively impact the Company's cash flow in such periods.  In addition, the Company may need to find additional sources of funding if existing cash flow and debt facilities are insufficient to fund commissions payable to selling broker-dealers on shares subject to CDSCs if sales of Fund shares subject to CDSCs increase significantly.

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

Within the 90-day period prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2005, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

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

On May 16, 2005, the Company commenced the issuance of a $2 million maximum intra-state subordinated corporate note offering, limiting the sale in North Dakota to North Dakota residents only.  The subordinated corporate notes do not represent ownership in the Company.  The subordinated corporate notes carry an interest rate of 9¼% per annum, payable annually, and mature on January 1, 2011.  The Company can call the subordinated corporate notes at par anytime after December 1, 2007, and the subordinated corporate notes were offered by the Company to an unlimited number of accredited investors and up to 35 sophisticated non-accredited investors.  These securities have not been registered under the Securities Act of 1933, as amended (the "Act"), and will be offered and sold in reliance on exemptions from the registration of the Act provided by Section 4(2) of the Act and Rule 505 of Regulation D and exemptions available for intrastate offerings.  As of August 12, 2005, the Company sold the full $2,000,000 of subordinated corporate notes.

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

In September of 2005, the Company issued 40,000 common shares to two registered representatives as a recruiting incentive.  These securities were issued on a private placement basis, exempt from registration under federal securities laws or any state registration requirements and are subject to resale restrictions on unregistered securities.

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2005	0	$.00	0	$597,754
August 2005	0	$.00	0	$597,754
September 2005	0	$.00	0	$597,754
Total	0	$.00	0	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	November 10, 2005	By /s/ Robert E. Walstad

Robert E. Walstad
Chief Executive Officer,
Chairman, and Director

Date:	November 10, 2005	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer