Form 10-K
period 2005-12-31
INTEGRITY MUTUAL FUNDS INC
filed 2006-03-27
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:  000-25958

INTEGRITY MUTUAL FUNDS, INC.
(Name of small business issuer in its charter)

North Dakota	45-0404061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Main Street North
Minot, North Dakota 58703
(Address of principal executive offices)

Issuer's telephone number:	(701) 852-5292

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock; $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

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

The issuer's revenues for the year ended December 31, 2005, were $19,440,756.

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2006: $4,068,380.

On February 28, 2006, there were 13,558,543 shares of the issuer's common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006, are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:             YES [   ]  NO [X]

10-KSB

INTEGRITY MUTUAL FUNDS, INC.

PART I

Item 1.  Description of Business

BUSINESS DEVELOPMENT

Integrity Mutual Funds, Inc. ("the Company"), is a holding company engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies including ND Tax-Free Fund, Inc. ("ND Tax-Free Fund"), Montana Tax-Free Fund, Inc. ("Montana Tax-Free Fund"), and Integrity Fund of Funds, Inc. ("Integrity Fund of Funds").  Integrity Managed Portfolios consists of one open-end investment company containing six separate portfolios including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund. The Integrity Funds currently consists of one open-end investment company containing seven separate portfolios including the Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, Integrity Growth & Income Fund, and Integrity All Season Fund.  The Company also sells mutual funds, insurance products, and various other securities through another wholly-owned subsidiary, Capital Financial Services, Inc. ("CFS").

As of December 31, 2005, total assets under management/service in the Funds were $381,914,392, compared to $360,055,850 as of December 31, 2004 and $394,289,570 as of December 31, 2003.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation by Robert E. Walstad, Chief Executive Officer of the Company.  The Company's principal offices are located at 1 Main Street North, Minot, North Dakota 58703.  The Company also has an office in Huntington, New York.  As of December 31, 2005, the Company had 48 full-time employees and 2 part-time employees, consisting of officers, investment management, securities distribution, shareholder services, data processing, compliance, accounting and clerical support staff.

On May 25, 2000, the Company acquired ARM Securities Corporation for cash.  On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc. ("CFS"), a full-service brokerage firm based in Madison, Wisconsin for cash, common stock subject to a put option, stock options, and convertible debentures.  The securities issued in connection with this transaction were issued on a private placement basis.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors, and currently supports approximately 250 investment representatives and investment advisors. On June 3, 2003, the Company announced the consolidation of ARM Securities Corporation and Capital Financial Services, Inc., into one firm - Capital Financial Services, Inc.

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

On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $63 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which was subject to adjustment based on retention of assets in the funds, was to be paid as follows:  $350,000 within five business days of the one-year anniversary of the closing date, and $150,000 within five business days of the two-year anniversary of the closing date.  The total purchase price was paid by utilizing a commercial bank loan and lines of credit, as well as available cash on hand.  In September of 2004, the one-year anniversary payment of approximately $323,000 was made, which reflected the assets of the acquired funds at the one-year anniversary.  In September of 2005, the final payment of approximately $90,000 was made, which reflected the assets in the acquired funds at the two-year anniversary.

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

On February 12, 2004, the Company entered into a joint venture agreement with SMH Capital Advisors, Inc.  In accordance with the agreement, the Company set up a Fund as a new series under the Integrity Funds called the Integrity High Income Fund.  The Company's wholly-owned subsidiary, Integrity Money Management, Inc., serves as the Fund's investment advisor.  SMH Capital Advisors, Inc., serves as the Fund's investment sub-advisor.  The Company's wholly-owned subsidiary, Integrity Funds Distributor, Inc., serves as distributor to the Fund, and the Company's wholly-owned subsidiary, Integrity Fund Services, Inc., serves as administrator, transfer agent, and fund accountant to the Fund.  The initial set-up of the Fund did not require a material cash outlay by the Company.  The assets of the Integrity High Income Fund were approximately $62 million as of December 31, 2005.

On January 27, 2005, the Company entered into a joint venture agreement with All Season Financial Advisors, Inc.  In accordance with the agreement, the Company set up a Fund as a new series under the Integrity Funds called the Integrity All Season Fund.  The Company's wholly-owned subsidiary, Integrity Money Management, Inc., serves as the Fund's investment advisor.  All Season Financial Advisors, Inc., serves as the Fund's investment sub-advisor.  The Company's wholly-owned subsidiary, Integrity Funds Distributor, Inc., serves as distributor to the Fund, and the Company's wholly-owned subsidiary, Integrity Fund Services, Inc., serves as administrator, transfer agent, and fund accountant to the Fund.  The initial set-up of the Fund did not require a material cash outlay by the Company.  The assets of the Integrity All Season Fund were approximately $11 million as of December 31, 2005.

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares will be subject to a put option which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In December of 2005, the liability relating to this acquisition was valued at approximately $224,000 to reflect the assets in the acquired funds as of December 31, 2005.

THE COMPANY'S SUBSIDIARIES

The Company derives most of its income from two lines of business.  The first line of business provides investment management, distribution, shareholder services, fund accounting, and other related administrative services to the Funds. The other provides order processing, regulatory oversight, concession processing, and other related services to registered securities representatives transacting securities business for their clients. As a result, the Company is economically dependent on the Funds, the representatives, and others, for substantially all of its revenue and income. These businesses are conducted through the wholly-owned subsidiary companies described below. Revenues generated by the subsidiaries' fund services are derived primarily from fees based on the level of assets under management. Revenues generated by the broker-dealer's support of securities sales are derived primarily through a sharing of sales concessions paid by the products being sold to clients.

Integrity Money Management, Inc.

Integrity Money Management, Inc. ("Integrity Money Management") is registered as an investment advisor with the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940 (the "Advisers Act").  Integrity Money Management provides investment advisory services under investment advisory agreements with the Funds.  As of December 31, 2005, Integrity Money Management managed $381,914,392 of assets under management/service.

Integrity Funds Distributor, Inc.

Integrity Funds Distributor, Inc. ("Integrity Funds Distributor") is registered with the SEC as a broker-dealer and is also a member of the National Association of Securities Dealers, Inc. (the "NASD"). Integrity Funds Distributor serves as principal underwriter and distributor for the Funds.  Integrity Funds Distributor earns the underwriter's portion of front-end sales loads ("FESLs") in connection with sales of shares of Funds subject to FESLs, Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Funds, and contingent deferred sales charges ("CDSCs") in connection with redemptions of shares of Funds subject to CDSCs.  Effective October 1, 2004, Integrity Funds Distributor, Inc., acquired and assumed all of the assets, liabilities, and business of ND Capital, Inc.  Both of these broker-dealer firms are wholly-owned by the Company.  The reorganization was designed to increase operating efficiency and promote cost savings.

Integrity Fund Services, Inc.

Integrity Fund Services, Inc. ("Integrity Fund Services") is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the "Exchange Act").  Integrity Fund Services provides shareholder record-keeping services and acts as transfer agent and dividend-paying agent for the Funds.  Integrity Fund Services also provides business management services, including fund accounting, compliance, and other related administrative activities for the Funds.  Integrity Fund Services is compensated for providing these services under agreements with each Fund, and is reimbursed for out-of-pocket expenses.

Capital Financial Services, Inc.

Capital Financial Services, Inc. ("CFS"), is a full-service brokerage firm.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 250 investment representatives and investment advisors.

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

Generally, each Fund pays Integrity Money Management an investment advisory fee, payable monthly and based on the Funds' net assets.  Investment advisory fees are generally voluntarily waived or reduced, and the investment advisor may absorb other Fund expenses for a period of time to ensure that the Funds have competitive fee structures.

The investment advisory agreements pursuant to which Integrity Money Management provides investment advisory services continue in effect for successive annual periods as long as such continuance is approved annually by (a) either (i) a majority vote cast in person at a meeting of the relevant Fund's Board of Directors or Trustees called for that purpose, or (ii) a vote of the holders of a majority of the relevant Fund's outstanding voting securities, and (b) a majority of the relevant Funds' directors or trustees who are not parties to the investment advisory agreement or interested persons of the Funds or the Company within the meaning of the Advisers Act.

Either party may terminate the investment advisory agreement without penalty after specified written notice.  Each investment advisory agreement also automatically terminates in the event of its "assignment," as defined in the Advisers Act.  To date, no such investment advisory agreements have been terminated.

Transfer Agency, Fund Accounting, and Administrative Services

Transfer agency, fund accounting, and other shareholder administrative services are provided to the Funds by Integrity Fund Services.  Integrity Fund Services receives fees from the Funds for providing such services pursuant to contracts with the Funds.  The contracts generally provide for Integrity Fund Services to be paid its servicing fees based on the net assets of each Fund, subject to certain minimum fees per Fund.  The contracts between the Funds and Integrity Fund Services are approved annually by the Funds' board of directors or trustees.

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

Integrity Funds Distributor earns the underwriter's portion of FESLs received in connection with sales of Fund shares effected by other broker-dealers and also earns CDSCs in connection with redemptions of Fund shares subject to CDSCs.

Each of the Funds (other than Kansas Insured Intermediate Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which Integrity Funds Distributor earns Rule 12b-1 fees in connection with its distribution of Fund shares.  Integrity Funds Distributor pays other broker-dealers a portion of these fees and retains the balance.

The 12b-1 Plans are established for an initial term of one year.  Thereafter, they must be approved annually by the Board of Directors or Trustees, including a majority of the disinterested directors or trustees of each Fund.  Each Plan is subject to termination at any time by a majority of the Funds' disinterested directors or trustees or by the Funds' shareholders.

Brokerage Commissions

CFS's primary source of revenue is commission revenue in connection with sales of shares of mutual funds,  insurance products, and various other securities.  CFS receives commission and Rule 12b-1 servicing revenue generated from the sale of investment products originated by its registered representatives.  CFS pays a portion of the revenue generated to its registered representatives and retains the balance.

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

Integrity Funds Distributor and CFS are registered broker-dealers, subject to extensive regulation and periodic examinations by the SEC, the NASD, and state agencies in those states in which Integrity Funds Distributor and CFS conduct business.  As broker-dealers, Integrity Funds Distributor and CFS are subject to the Net Capital Rule promulgated by the SEC under the Exchange Act.  This rule requires that a broker-dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations.  Integrity Money Management is registered with the SEC as an investment advisor under the Advisers Act and is subject to regulation thereunder, and is also subject to regulation under certain state laws.  The Funds are subject to extensive regulation under the Investment Company Act of 1940 (the "Investment Company Act") and, along with Integrity Money Management, are subject to periodic examinations by the SEC.

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

The Company also participates in two other highly competitive related sectors of the financial services industry; retail brokerage and investment advisory services. The Company competes directly with full-service stock brokerage firms, registered investment advisors, banks, regional broker-dealers, and other independent broker-dealers. Each of these competitors offers to the public many of the same investment products and services offered by the Company. Further, other broker-dealers providing the same services heavily recruit the representatives and advisors transacting business through the Company. This competition forces the Company to maintain high levels of support services and commission payouts for these representatives and advisors. These high levels of services and payouts could have a materially adverse effect on the Company's earnings.

RECENT DEVELOPMENTS

None

AVAILABILITY OF SEC REPORTS

All SEC reports are made available on the Company's website at www.integrityfunds.com.  These reports, including annual reports on Form 10-KSB, quarterly reports of Form 10-QSB, and current reports on Form 8-K, are available on the same day they are filed with the SEC.

Item 2     Description of Property

The Company operates the majority of its business out of its location at 1 Main Street North, Minot, North Dakota in which it occupies approximately 15,000 square feet of office space in a 28,000 square foot building, which it owns.  As of December 31, 2005, the building has a $401,483 mortgage.  The Company also leases approximately 800 square feet of office space in Huntington, New York for part of its investment advisory services.

Item 3     Legal Proceedings

The North Dakota Attorney General's Office and the North Dakota Securities Department raised issues concerning the Company's status as a North Dakota venture capital corporation under Chapter 10-30.1 of the North Dakota Century Code, including the method and manner of the Company's compliance with reporting requirements respecting the sales of certain investments made by the Company in non-qualified entities under the venture capital corporation statute, the availability of the venture capital corporation exemption from registration for the sales of certain securities, and the subsequent use of offering circulars omitting references to information pertaining to the Company's compliance with North Dakota's venture capital corporation requirements.

On March 22, 2004, the Company entered into a settlement agreement with the North Dakota Attorney General's Office, as a result of which the Company agreed (i) to change its corporate structure from that of a venture capital corporation to that of a regular business corporation, (ii) to fully and completely comply with all of the provisions of Chapter 10-30.1 of the North Dakota Century Code until such time as the corporate structure is changed, and (iii) to pay a civil penalty in the amount of $10,000 if the Company did not comply with the conditions in subparagraphs (i) and (ii) above.  The shareholders of the Company approved the change in its corporate structure at the Annual Meeting of Shareholders held May 28, 2004, and the Company believes that it has otherwise complied with the requirements of the settlement agreement.

On March 9, 2005, the Company and the North Dakota Securities Department reached a settlement of all outstanding issues raised by the North Dakota Securities Department with respect to the Company's status as a North Dakota venture capital corporation and exemptions from registration claimed thereunder.  As a result of such settlement, the Company made a voluntary donation of $25,000 to the Investor Education and Technology Fund and no civil or criminal penalties were assessed against the Company, any of its subsidiaries, or any of its principals.

The Company has no other pending legal proceedings which are material to the financial affairs of the Company.

Item 4     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

Item 5     Market for Common Equity and Related Stockholder Matters

Information about the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol IMFD.  The Company's stock began trading on the OTC Bulletin Board on November 7, 1997.  On May 31, 2002, the shareholders of the Company approved a two for one (2:1) stock split of the issued and outstanding common stock of the Company which took effect on July 1, 2002.  On December 30, 2005, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.34 per share. At February 28, 2006, there were approximately 735 shareholders of record.

The following table sets forth the high and low closing prices for the Company's common stock.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2005		2004
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	.460	.360	.510	.350
Second Quarter	.420	.300	.520	.350
Third Quarter	.390	.300	.500	.350
Fourth Quarter	.390	.300	.450	.300

The Company has not paid a dividend with respect to its common stock, nor does the Company anticipate paying dividends in the foreseeable future.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2005	-	-	-	$597,754
November 2005	-	-	-	$597,754
December 2005	-	-	-	$597,754
Total	-	-	-	$597,754

Item 6     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements and notes appearing elsewhere in this Form 10-KSB.

GENERAL

Integrity Mutual Funds, Inc., is a holding company which operates its current business units in two reportable segments, 1) as an investment advisor, distributor, and provider of administrative services to sponsored mutual funds, and 2) as a broker-dealer.

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and related services to the Funds.  CFS provides another substantial portion of revenue through sales of mutual funds, insurance products, and various other securities.  The majority of the Company's assets under management consist of single-state municipal bond funds for the states of North Dakota, Montana, Kansas, Nebraska, Oklahoma, Maine, and New Hampshire.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective

As of December 31,	2005	2004	2003

FIXED-INCOME
Tax-Free Funds	$ 213,405,941	$ 267,867,980	$ 309,275,765
Taxable Funds (Corporate/Government)	62,121,269	20,983,945	1,005,816
TOTAL FIXED-INCOME FUNDS	$ 275,527,210	$ 288,851,925	$ 310,281,581

EQUITY
Fund of Funds	$ 6,029,000	$ 6,517,292	$ 7,141,871
Equity Funds	100,358,182	64,686,633	76,866,118
TOTAL EQUITY FUNDS	$ 106,387,182	$ 71,203,925	$ 84,007,989

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$ 381,914,392	$ 360,055,850	$ 394,289,570

A substantial portion of the Company's revenues depend upon the amount of assets under its management/service.  Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.  Assets under the Company's management/service increased by $21,858,542 (6.1%) in 2005 compared to 2004 and decreased by $34,233,720 (8.7%) in 2004 compared to 2003.  Fixed income assets decreased by 4.6% in 2005 compared to 2004, and decreased by 6.9% in 2004 compared to 2003.  Fixed income assets accounted for 72.1% of the total assets under management/service in 2005 and 80.2% in 2004.  Equity assets increased by 49.4% in 2005 compared to 2004, and decreased 15.2% in 2004 compared to 2003. Equity assets accounted for 27.9% of total assets under management/service in 2005 and 19.8% in 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Company's Consolidated Statements of Operations and the percentage change in those amounts from period to period.

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25").  The Company adopted SFAS 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  (See Note 9 - Stock Warrants, Stock Splits, and Stock Options, located in the audited financial statements.)

				Variance 2005 to 2004	Variance 2004 to 2003
		(Restated)	(Restated)
	2005	2004	2003

OPERATING REVENUES
Fee income	$4,788,853	$4,382,788	$3,274,984	9.3%	33.8%
Commissions	14,651,903	12,607,783	10,681,189	16.2%	18.0%
Total revenue	$19,440,756	$16,990,571	$13,956,173	14.4%	21.7%

OPERATING EXPENSES
Compensation and benefits	$3,330,165	$3,120,309	$1,919,798	6.7%	62.5%
General and administrative expenses	2,571,576	2,208,038	1,713,187	16.5%	28.9%
Commission expense	13,283,057	11,405,775	9,347,887	16.5%	22.0%
Sales commissions amortized	316,928	321,942	376,386	(1.6)%	(14.5)%
Depreciation and amortization	143,155	99,525	102,906	43.8%	(3.3)%
Total operating expenses	$19,644,881	$17,155,589	$13,460,164	14.5%	27.5%

OPERATING INCOME (LOSS)	$(204,125)	$(165,018)	$496,009	(23.7)%	(133.3)%

OTHER INCOME (EXPENSES)
Interest and other income	$54,896	$66,155	$101,849	(17.0)%	(35.0)%
Interest expense	(301,934)	(275,247)	(295,547)	9.7%	(6.9)%
Net other expenses	$(247,038)	$(209,092)	$(193,698)	18.1%	7.9%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(451,163)	$(374,110)	$302,311	(20.6)%	(223.8)%

INCOME TAX BENEFIT (EXPENSE)	118,750	124,110	(144,330)	(4.3)%	186.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(332,413)	$(250,000)	$157,981	(33.0)%	(258.2)%

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment, net of tax
	-	-	(19,178)	-	-
Gain from disposal of internet segment, net of tax
	-	-	11,197	-	-
Loss from discontinued operations, net of tax
	-	-	(7,981)	-	-

NET INCOME (LOSS)	$(332,413)	$(250,000)	$150,000	(33.0)%	(266.7)%

EARNINGS (LOSS) PER COMMON SHARE:	(.03)	(.03)	.01

Year Ended December 31, 2005, compared with Year Ended December 31, 2004:

Operating Revenues - Total operating revenues for 2005 were $19,440,756, an increase of 14.4% from $16,990,571 in 2004.  The increase results from increased fee income received from the funds, as well as an increase in commission revenues relating to the broker-dealer services segment.

Fee Income - Fee income for 2005 was $4,788,853, a 9.3% increase from $4,382,788 in 2004.  The increase was due primarily to fees received in connection with new funds that were acquired and/or opened during 2004 and 2005.  The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for sub-advisory services provided to the Funds.  Investment advisory fees constituted 8% of the Company's consolidated revenues in 2005.  The Company also receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 10% of the Company's consolidated revenues in 2005.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 7% of the Company's consolidated revenues in 2005.

Commission Income - Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), as well as contingent deferred sales changes ("CDSCs") earned in connection with redemptions of Fund shares subject to CDSCs, and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for 2005 was $14,651,903, a 16.2% increase over $12,607,783 in 2004.  The increase was due primarily to recruiting efforts for new registered representatives in CFS during 2005.  Commission revenues constituted 75% of the Company's consolidated revenues in 2005.

Operating Expenses - Total operating expenses for 2005 were $19,644,881, a 14.5% increase from $17,155,589 in 2004.  The increase was a result of the net activity in the major expense categories, as described in the paragraphs that follow.

Compensation and Benefits - Compensation and benefits expenses for 2005 were $3,330,165, a 6.7% increase from $3,120,309 in 2004.  The increase results primarily from the addition of several new employees to the Company over the past twelve months, annual compensation and benefits increases, increased incentive overrides paid to certain employees for sales, the recruitment of new registered representatives and new business acquisitions, and a 401(k) match of up to 4% of employee deferrals that was implemented effective January 1, 2005.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company payroll.  The primary function of the wholesalers is to market the Company's Funds to registered representatives.  Currently, the wholesaling team consists of 14 wholesalers, five of which are employees of the Company.  The remaining members of the wholesaling team are independent contractors working on a straight commission basis.  The wholesalers are allowed monthly general and administrative expenses to support their sales efforts.  Management expects to continue to expand the wholesaling team in 2006.  The Company's compensation and benefits expense may continue to increase as a result of this effort.

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  SFAS No. 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25").  The Company adopted SFAS No. 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  (See Note 9 - Stock Warrants, Stock Splits, and Stock Options, located in the audited financial statements.)

Commission Expense - Commission expense for 2005 was $13,283,057, a 16.5% increase from $11,405,775 in 2004. The increase corresponds to the increase in commission income.

General and Administrative Expenses - Total general and administrative expense for 2005 were $2,571,576, an increase of 16.5% over $2,208,038 in 2004.  The increase was due primarily to sub-advisory fees paid in connection with new funds that were acquired and/or opened during 2004 and 2005.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company payroll.  The primary function of the wholesalers is to market the Company's Funds to registered representatives.  Currently, the wholesaling team consists of 14 wholesalers, five of which are employees of the Company.  The remaining members of the wholesaling team are independent contractors working on a straight commission basis.  The wholesalers are allowed monthly general and administrative expenses to support their sales efforts.  Management expects to continue to expand the wholesaling team in 2006.  The Company's general and administrative expenses may continue to increase as a result of this effort.

Sales Commissions Amortized - Sales commissions paid to brokers and dealers in connection with the sale of shares of Funds sold without a FESL are capitalized and amortized on a straight-line basis.  The Company amortizes the sales commissions relating to some of the Company's sponsored mutual funds over eight years, which best approximates management's estimate of the average life of investor's accounts in these funds and coincides with conversion of Class B shares to Class A shares. CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions.  Amortization of deferred sales commissions for 2005 was $316,928, a 1.6% decrease from $321,942 in 2004.

Depreciation and Amortization - Depreciation and amortization for 2005 was $143,155, a 43.8% increase from $99,525 in 2004.  The primary reason for the change was an increase in amortization of computer software costs.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets.  Under SFAS No. 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful lives.  Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test.  There were no impairment adjustments made during 2005.

Interest and Other Income - Interest and other income for 2005 was $54,896, a 17.0% decrease from $66,155 in 2004.  The decrease was primarily the result of decreased dividend income earned on money market accounts.

Interest Expense - Interest expense was $301,934 for 2005, a 9.7% increase from $275,247 in 2004.  The increase was primarily the result of the issuance of $2 million of 9¼% subordinated corporate notes during the year, which was used, in part, to retire $595,000 of 12% subordinated debentures that matured in June of 2005.

Year Ended December 31, 2004, compared with Year Ended December 31, 2003:

Operating Revenues - Total operating revenues for 2004 were $16,990,571, an 21.7% increase from $13,956,173 in 2003.  The increase results from increased fee income received from the funds, as well as an increase in commission revenues relating to the broker-dealer services segment.

Fee Income - Fee income for 2004 was $4,382,788, a 33.8% increase from $3,274,984 in 2003.  The increase in fee income was due primarily to fees received in connection with several new mutual funds acquired during 2003.  The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for sub-advisory services provided to the Funds.  Investment advisory fees constituted 8% of the Company's consolidated revenues in 2004.  The Company also receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 10% of the Company's consolidated revenues in 2004.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 7% of the Company's consolidated revenues in 2004.

Commission Income - Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), as well as contingent deferred sales changes ("CDSCs") earned in connection with redemptions of Fund shares subject to CDSCs, and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for 2004 was $12,607,783, an 18.0% increase from $10,681,189 in 2003.  The increase is due primarily to an increase in transaction activity and recruiting efforts for new registered representatives in CFS during 2004.  Commission revenues constituted 75% of the Company's consolidated revenues in 2004.

Operating Expenses - Total operating expenses for 2004 were $17,155,589, a 27.5% increase from $13,460,164 in 2003.  The increase was a result of the net activity in the major expense categories, as described in the paragraphs that follow.

Compensation and Benefits - Compensation and benefits expense for 2004 was $3,120,309, a 62.5% increase from $1,919,798 in 2003.  The increase is primarily the result of the factors described in the following two paragraphs.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company payroll.  The primary function of the wholesalers is to market the Company's Funds to registered representatives.  Currently, the wholesaling team consists of 14 wholesalers, five of which are employees of the Company.  The remaining members of the wholesaling team are independent contractors working on a straight commission basis.  The wholesalers are allowed monthly general and administrative expenses to support their sales efforts.  Management expects to continue to expand the wholesaling team.  The Company's compensation and benefits expense may continue to increase as a result of this effort.

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  SFAS No. 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25").  The Company adopted SFAS No. 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  (See Note 9 - Stock Warrants, Stock Splits, and Stock Options, located in the audited financial statements.)

Commission Expense - Commission expense for 2004 was $11,405,775, a 22.0% increase from $9,347,887 in 2003. The increase corresponds with the increase in commission income.

General and Administrative Expenses - General and administrative expenses for 2004 were $2,208,038, a 28.9% increase over $1,713,187 in 2003.  The increase was due primarily to expenses incurred relating to several new Funds that were acquired in 2003, as well as increased travel and entertainment expenses in connection with the expanding wholesaling staff.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company payroll.  The primary function of the wholesalers is to market the Company's Funds to registered representatives.  Currently, the wholesaling team consists of 14 wholesalers, five of which are employees of the Company.  The remaining members of the wholesaling team are independent contractors working on a straight commission basis.  The wholesalers are allowed monthly general and administrative expenses to support their sales efforts.  Management expects to continue to expand the wholesaling team.  The Company's general and administrative expenses may continue to increase as a result of this effort

Sales Commissions Amortized - Sales commissions paid to brokers and dealers in connection with the sale of shares of Funds sold without a FESL are capitalized and amortized on a straight-line basis.  The Company amortizes the sales commissions relating to some of the Company's sponsored mutual funds over eight years, which best approximates management's estimate of the average life of investor's accounts in these funds and coincides with conversion of Class B shares to Class A shares. CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions.  Amortization of deferred sales commissions was $321,942 in 2004, a 14.5% decrease from $376,386 in 2003 due to some of the Company's deferred sales commissions becoming fully amortized.

Depreciation and Amortization - Depreciation and amortization for 2004 was $99,525, a 3.3% decrease from $102,906 in 2003.  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets.  Under SFAS 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful lives.  Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test.

Interest and Other Income - Interest and other income for 2004 was $66,155, a 35.0% decrease from $101,849 in 2003.  The decrease was primarily the result of a change in the way that the CFS annual sales and compliance meeting was accounted for beginning in 2004.

Interest Expense - Interest expense for 2004 was $275,247, a 6.9% decrease from $295,547 in 2003. The decrease was primarily the result of the maturity of debentures in mid-2003 and corporate notes in mid-2004, which were partially replaced by subordinated commercial notes and short-term bank loans carrying lower rates of interest.

FINANCIAL CONDITION

On December 31, 2005, the Company's assets aggregated $15,192,914, an increase of 9.2% from $13,907,987 in 2004, due to increases in cash and cash equivalents, accounts receivable, income taxes receivable, deferred tax assets, prepaids, and goodwill, offset by decreases in securities available-for-sale, net property and equipment, deferred sales commissions, and other assets.  Stockholders equity decreased was $9,403,721 on December 31, 2005, a decrease of 1.1% from $9,505,829 December 31, 2004, primarily the result of the net loss of $332,413 and preferred dividends of $91,500, offset by increased additional paid-in capital related to option compensation recorded in connection with the adoption of SFAS No. 123R.

On December 31, 2004, the Company's assets aggregated $13,907,987, a decrease of 11.3% from $15,675,216 in 2003, due to increases in accounts receivable, prepaids, and deferred tax assets, offset by decreases in in cash and cash equivalents, securities available-for-sale, net property and equipment, deferred sales commissions, goodwill, and other assets.  Stockholders' equity increased to $9,505,829 million on December 31, 2004, an increase of 3.3% from $9,201,106 on December 31, 2003, primarily the result of the net loss of $250,000 and preferred dividends of $94,550, offset by increased additional paid-in capital related to option compensation recorded in connection with the adoption of SFAS No. 123R.

Cash provided by operating activities was $243,075 in 2005, a 47.0% decrease from $458,825 in 2004. During the year ended December 31, 2005, the Company used net cash of $308,119 for investing activities.  Cash provided from investing activities during the year included $5,281 in proceeds received from the sale of available-for-sale securities held by the Company and $500 in proceeds received from the sale of property and equipment.  Cash used for investing activities during 2005 included $232,407 related to the acquisitions of several new mutual funds, and $81,493, which was primarily used to purchase computer equipment and remodel workspace on the second floor of the building. Net cash provided by financing activities during the year was $734,907, primarily the net effect of $2,000,000 in proceeds received from the issuance of subordinated corporate notes and $650,025 in proceeds received from short-term bank borrowings, offset by $595,000 paid to redeem subordinated debentures that matured in June of 2005, $116,440 in final payments relating to the acquisitions of several new mutual funds in 2003, $890,023 of debt repayment, $68,625 of preferred dividends paid, and $250,000 to purchase the Company's common stock pursuant to a put option in the purchase agreement by which CFS was acquired.

Cash provided by operating activities was $458,825 in 2004, a 59.9% decrease from $1,144,388 in 2003. During the year ended December 31, 2004, the Company used net cash of $71,372 for investing activities.  Cash provided from investing activities during the year included $24,019 in proceeds received from the sale of available-for-sale securities held by the Company.  Cash used for investing activities during 2004 included $48,652 related to the acquisitions of several new mutual funds, $5,030 for the purchase of available-for-sale securities, and $41,709, which was primarily used to purchase computer equipment. Net cash used by financing activities during the year was $2,101,285, primarily the net effect of $300,000 in proceeds received from a short-term bank borrowing, offset by $962,000 paid to redeem corporate notes that matured in June of 2004, $653,068 in one year anniversary payments relating to the acquisitions of several new mutual funds in 2003, $440,786 of debt repayment, $250,000 to purchase the Company's common stock pursuant to a put option in the purchase agreement by which CFS was acquired, $71,675 of preferred dividends paid, and $33,449 to purchase the Company's common stock pursuant to a program, approved by its Board of Directors in November 1997, to repurchase up to $2,000,000 of its common stock from time to time in the open market.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2005, the Company's liquid assets totaled $1,537,599, including $1,537,391 of cash and cash equivalents, as compared to $873,017 of which $867,528 represented cash and cash equivalents, on December 31, 2004, and $2,605,747 of which $2,581,360 represented cash and cash equivalents, on December 31, 2003.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

The Company has historically relied upon sales of its equity securities and debt instruments, as well as bank loans, for liquidity and growth.  In January of 2004, the Company repurchased 500,000 common shares for $250,000 under a put option related to its acquisition of CFS.  In March of 2004, the Company paid approximately $160,000 of 2003 tax obligations.  In June of 2004, the Company borrowed $200,000 on a non-revolving bank line of credit, and $100,000 on a revolving bank line of credit that was used, along with existing cash, to repay $962,000 of corporate notes that matured on June 30, 2004.  $200,000 of the bank debt was repaid in December of 2004, and the remaining balance of $100,000 was repaid in May of 2005.  Also in 2004, the Company made additional payments of approximately $367,000 relating to the acquisitions of the management rights to the Canandaigua and Willamette Funds.

In January of 2005, the Company repurchased 500,000 common shares for $250,000 pursuant to a put option related to its acquisition of CFS, which was paid by utilizing a short-term bank loan.  The six-month bank loan carried an interest rate of 2.00% over the prime rate and was repaid in July of 2005.  The Company received an additional $300,025 in short-term bank debt in February of 2005 to be used primarily for working capital.  This debt carried an interest rate of 6.75% and was also repaid in July of 2005.  In June of 2005, the Company borrowed $100,000 on its revolving bank line of credit and made a final payment of approximately $26,000 relating to its acquisition of the management rights to the Canandaigua Funds.  The Company had $595,000 of subordinated debentures that matured on June 30, 2005.  These subordinated debentures were repaid by utilizing a portion of the proceeds received from the issuance of the Company's new 9¼% subordinated corporate notes, which mature on January 1, 2011.  As of December 31, 2005, the Company has $2 million of subordinated corporate notes outstanding.  In September of 2005, the Company made a final payment of approximately $90,000 relating to its acquisition of the management rights to the Willamette Funds.

The Company has several cash requirements for liabilities coming due in 2006.  In January of 2006, the Company repaid $250,000 in convertible debentures that matured using cash on hand.  These convertible debentures were issued in relation to its acquisition of CFS. Also, in June of 2006, $100,000 of short-term bank debt will mature.

Management believes that the Company's existing liquid assets, along with expected cash flow from operations, will provide the Company with sufficient resources to meet its cash requirements during the next twelve months.  In addition to the liabilities coming due in 2006, management expects that the principal needs for cash may be to advance sales commissions on Funds subject to CDSCs, acquire additional investment management or financial services firms, acquire the management rights to additional outside mutual funds, repurchase shares of the Company's common stock, and service debt.  The Company may also realize increases in expenses associated with regulatory compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including increased legal, audit, staff, and consultant expenses.

Sales of Fund shares with FESLs provide current distribution revenue to the Company in the form of the Company's share of the FESLs, and distribution revenue over time in the form of 12b-1 payments.  Sales of Fund shares with CDSCs provide distribution revenue over time in the form of 12b-1 payments and, if shares are redeemed within 5 years, CDSCs.  However, the Company pays commissions on sales of Fund shares subject to CDSCs, reflects such commissions as deferred sales commissions on its balance sheet and amortizes such commissions over a period of up to eight years, thereby recognizing distribution expenses. Therefore, to the extent that sales of Fund shares with CDSCs increases over time relative to sales of shares with FESLs, current distribution expenses may increase relative to current distribution revenues in certain periods, which would negatively impact the Company's earnings in such periods.  In addition, the Company may need to find additional sources of funding if existing cash flow and debt facilities are insufficient to fund commissions payable to selling broker-dealers on shares subject to CDSCs if sales of Fund shares subject to CDSCs increase significantly.

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

The Company derives substantially all of its revenues from two sources; commission revenue earned in connection with sales of shares of mutual funds, insurance products, and various other securities, and fees relating to the management of, and provision of services to, the Funds.  The fees earned by the Company are generally calculated as a percentage of assets under management/service.  If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected.  Assets under management/service may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

In seeking to sell Fund shares and market its other services, the Company operates in the highly competitive financial services industry.  The Company competes with approximately 8,000 open-end investment companies that offer shares to the investing public in the United States.  The Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions, as well as investment advisory firms.  Most of these competitors have substantially greater resources than the Company.  The Company sells Fund shares principally through third-party broker-dealers.  The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks, in particular, have increased and continue to increase their sponsorship of proprietary mutual funds distributed through third-party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds, which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds that sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual fund shares.  This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares.  In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares, which could have a materially adverse effect on the Company's earnings.

The fact that the investments of some Funds are geographically concentrated within a single state makes the market value of such investments particularly vulnerable to economic conditions within that state.  In addition, the states in which the investments of such Funds, as a group, are concentrated are themselves concentrated in certain regions of the United States.  The Company's fee revenues may, therefore, be adversely affected by economic conditions within such regions.

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
  Terrorist activities or other hostilities which may adversely affect the general economy

Item 7     Financial Statements

The financial statements required by this item, the accompanying notes thereto, and the reports of independent registered public accounting firm are included as part of this Form 10-KSB immediately following the signatures page, beginning on page F-1.

Item 8    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A   Controls & Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2005, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

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

None.

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information appearing under the headings "Election of Directors," "Executive Officers," and "Committees of the Board of Directors and Meeting Attendance," in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 11, 2006.

Item 10    Executive Compensation

Incorporated herein by reference is the information appearing under the heading "Executive Compensation", in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 11, 2006.

Item 11    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Beneficial Owners and Management", in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 11, 2006.

Item 12    Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Related Transactions", in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 11, 2006.

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

               4.2           Certificate of designation of Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004).

               4.3           Instruments defining rights of holders of securities: (See Exhibit 3.1 & 3.2)

               4.4           Subordinated Corporate Note Subscription Agreement (incorporated by reference to Exhibit 4.4 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on August 12, 2005).

               4.5           Form of Subordinated Corporate Note (incorporated by reference to Exhibit 4.5 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on August 12, 2005).

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

                10.1d       Management and Investment Advisory Contract - Integrity Managed Portfolios on behalf of the Kansas Municipal Fund (incorporated by reference to Exhibit 99.d1a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission on November 30, 2004).

                10.1e       Management and Investment Advisory Contract - Integrity Managed Portfolios on behalf of the Kansas Insured Intermediate Fund (incorporated by reference to Exhibit 99.d1b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission on November 30, 2004).

                10.1f        Management and Investment Advisory Contract - Integrity Managed Portfolios on behalf of the Maine Municipal Fund (incorporated by reference to Exhibit 99.d1e contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.1g       Management and Investment Advisory Contract - Integrity Managed Portfolios on behalf of the Nebraska Municipal Fund (incorporated by reference to Exhibit 99.d1c contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission November 30, 2004).

                10.1h       Management and Investment Advisory Contract - Integrity Managed Portfolios on behalf of the New Hampshire Municipal Fund (incorporated by reference to Exhibit 99.d1f contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.1i        Management and Investment Advisory Contract - Integrity Managed Portfolios on behalf of the Oklahoma Municipal Fund (incorporated by reference to Exhibit 99.d1d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission November 30, 2004).

                10.1j        Investment Advisory Contract - The Integrity Funds on behalf of the Integrity Value Fund (incorporated by reference to Exhibit 99.d1c contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1k       Investment Advisory Contract - The Integrity Funds on behalf of the Integrity Small Cap Growth Fund (incorporated by reference to Exhibit 99.d1d contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1l        Investment Advisory Contract - The Integrity Funds on behalf of the Integrity Health Sciences Fund (incorporated by reference to Exhibit 99.d1e contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1m      Investment Advisory Contract - The Integrity Funds on behalf of the Integrity Technology Fund (incorporated by reference to Exhibit 99.d1f contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.1n       Investment Advisory Contract - The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.d1g contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 24, 2004).

                10.1o       Investment Advisory Contract - The Integrity Funds on behalf of the Integrity Growth & Income Fund (incorporated by reference to Exhibit 99.d1i contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 26 (File No. 33-53698), filed with the Commission on April 25, 2005).

                10.1p       Investment Advisory Contract - The Integrity Funds on behalf of the Integrity All Season Fund (incorporated by reference to Exhibit 99.d1j contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 28 (File No. 33-53698), filed with the Commission on July 29, 2005).

                10.2a       Sub-Investment Advisory Contract - The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.d2e contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 28 (File No. 33-53698), filed with the Commission on July 29, 2005).

                10.2b       Sub-Investment Advisory Contract - The Integrity Funds on behalf of the Integrity Growth & Income Fund (incorporated by reference to Exhibit 99.d2c contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 28 (File No. 33-53698), filed with the Commission on July 29, 2005).

                10.2c       Sub-Investment Advisory Contract - The Integrity Funds on behalf of the Integrity All Season Fund (incorporated by reference to Exhibit 99.d2d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 28 (File No. 33-53698), filed with the Commission on July 29, 2005).

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

                10.3d       Distribution and Service Contract - Integrity Managed Portfolios on behalf of the Kansas Municipal Fund  (incorporated by reference to Exhibit 99.e1a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.3e       Distribution and Service Contract - Integrity Managed Portfolios on behalf of the Kansas Insured Intermediate Fund (incorporated by reference to Exhibit 99.e1b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.3f        Distribution and Service Contract - Integrity Managed Portfolios on behalf of the Maine Municipal Fund  (incorporated by reference to Exhibit 99.e1e contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.3g       Distribution and Service Contract - Integrity Managed Portfolios on behalf of the Nebraska Municipal Fund  (incorporated by reference to Exhibit 99.e1c contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.3h       Distribution and Service Contract - Integrity Managed Portfolios on behalf of the New Hampshire Municipal Fund (incorporated by reference to Exhibit 99.e1f contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.3i        Distribution and Service Contract - Integrity Managed Portfolios on behalf of the Oklahoma Municipal Fund  (incorporated by reference to Exhibit 99.e1d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

                10.3j        Distribution and Service Contract - The Integrity Funds on behalf of the Integrity Value Fund (incorporated by reference to Exhibit 99.e1c contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3k       Distribution and Service Contract - The Integrity Funds on behalf of the Integrity Small Cap Growth Fund (incorporated by reference to Exhibit 99.e1d contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3l        Distribution and Service Contract - The Integrity Funds on behalf of the Integrity Health Sciences Fund (incorporated by reference to Exhibit 99.e1e contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3m      Distribution and Service Contract - The Integrity Funds on behalf of the Integrity Technology Fund (incorporated by reference to Exhibit 99.e1f contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

                10.3n       Distribution and Service Contract - The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.e1g contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 24, 2004).

                10.3o       Distribution and Service Contract - The Integrity Funds on behalf of the Integrity Growth & Income Fund (incorporated by reference to Exhibit 99.e1i contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 26 (File No. 33-53698), filed with the Commission on April 25, 2005).

                10.3p       Distribution and Service Contract - The Integrity Funds on behalf of the Integrity All Season Fund (incorporated by reference to Exhibit 99.e1j contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 28 (File No. 33-53698), filed with the Commission on July 29, 2005).

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

                10.4d       Transfer Agency Contract - Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.4e       Transfer Agency Contract - The Integrity Funds (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

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

                10.5d       Accounting Service Contract - Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

               10.6a       Administration and Accounting Service Contract - The Integrity Funds (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 21 (File No. 33-53698), filed with the Commission on September 5, 2003).

               10.6b       Administration Service Contract - Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h3 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

                10.7a       Stock Purchase Agreement - ND Holdings, Inc. and Shareholders of Ranson Company, Inc. (incorporated by reference to Exhibit 10.13 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12, 1995).

                10.7b       Stock Purchase Agreement - CFS Stock Purchase Agreement (incorporated by reference to Exhibit 10.53 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission November 10, 2004).

                10.8a       Employment Agreement - Robert E. Walstad (incorporated by reference to Exhibit 10.48 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).

                10.8b       Employment Agreement - Bradley Wells (incorporated by reference to Exhibit 10.49 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).

                10.8c       Employment Agreement - Jerry J. Szilagyi (incorporated by reference to Exhibit 10.51 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).

                10.8d       Amendment to Employment Agreement - Bradley Wells (incorporated by reference to Exhibit 10.54 contained in the Company's Current Report on Form 8-K, (File No. 0-25958), filed with the Commission December 20, 2004).

                14.1         Code of Ethics.

                21.1         Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 contained in the Company's Annual Report on Form 10-KSB, filed with the Commission on March 28, 2005).

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

                31.2         CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

                32.1         CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

                32.2         CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

Item 14    Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the heading "Fees Billed for Services Rendered by Independent Accountant" in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 11, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date: March 27, 2006	By /s/ Robert E. Walstad
Robert E. Walstad
Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2006	By /s/ Robert E. Walstad
Robert E. Walstad
Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)

Date: March 27, 2006	By /s/ Heather Ackerman
Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)

Date: March 27, 2006	By /s/ Peter A. Quist
Peter A. Quist
Vice President and Director

Date: March 27, 2006	By /s/ Vance A. Castleman
Vance A. Castleman
Director

Date: March 27, 2006	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: March 27, 2006	By /s/ Richard H. Walstad
Richard H. Walstad
Director

Date: March 27, 2006	By /s/ Steven D. Lysne
Steven D. Lysne
Director

Date: March 27, 2006	By /s/ Vaune M. Cripe
Vaune M. Cripe
Director

Date: March 27, 2006	By /s/ Robert Mau
Robert Mau
Director

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS
AS OF
DECEMBER 31, 2005, 2004 AND 2003
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

TABLE OF CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-23

ADDITIONAL INFORMATION

Report of Independent Registered Public Accounting Firm	F-24

Selected Financial Data	F-25

Quarterly Results of Consolidated Operations (Unaudited)	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Integrity Mutual Funds, Inc. and Subsidiaries

Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota   USA

March 3, 2006

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS

	2005	(Restated) 2004

CURRENT ASSETS
Cash and cash equivalents	$1,537,391	$867,528
Securities available-for-sale	208	5,489
Accounts receivable	1,460,400	1,185,284
Income taxes receivable	154,966	-
Deferred tax asset	52,609	-
Prepaids	95,116	93,510

Total current assets	$3,300,690	$2,151,811

PROPERTY AND EQUIPMENT	$1,941,613	$1,884,129
Less accumulated depreciation	(731,016)	(670,101)

Net property and equipment	$1,210,597	$1,214,028

OTHER ASSETS
Deferred sales commissions	$186,010	$416,908
Goodwill	9,830,389	9,429,485
Deferred tax asset	326,873	350,836
Other assets (net of accumulated amortization	338,355	344,919
of $177,720 for 2005 and $122,230 for 2004)

Total other assets	$10,681,627	$10,542,148

TOTAL ASSETS	$15,192,914	$13,907,987

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

2005	(Restated) 2004
CURRENT LIABILITIES
Service fees payable	$73,416	$98,025
Accounts payable	265,165	37,348
Other current liabilities	1,311,867	1,517,136
Current portion of long-term debt	514,085	848,206

Total current liabilities	$2,164,533	$2,500,715

LONG-TERM LIABILITIES
Note payable	$1,103,651	$1,343,649
Subordinate debentures	-	595,000
Subordinate commercial notes	561,000	561,000
Subordinate corporate notes	2,000,000	-
Convertible debentures	250,000	250,000
Other long-term liabilities	224,094	-
Less current portion of long-term debt	(514,085)	(848,206)

Total long-term liabilities	$3,624,660	$1,901,443

TOTAL LIABILITIES	$5,789,193	$4,402,158

STOCKHOLDERS' EQUITY
Series A Preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value	1,352	1,323
13,518,543 and 13,228,543 shares issued and outstanding, respectively
Additional paid in capital - common stock	9,829,311	9,513,960
Receivable - unearned ESOP shares	(68,765)	(75,455)
Accumulated deficit	(1,883,168)	(1,459,255)
Accumulated other comprehensive income (loss)	(9)	256

Total stockholders' equity	$9,403,721	$9,505,829

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,192,914	$13,907,987

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	(Restated) 2004	(Restated) 2003
REVENUES
Fee income	$4,788,853	$4,382,788	$3,274,984
Commissions	14,651,903	12,607,783	10,681,189
Total revenue	$19,440,756	$16,990,571	$13,956,173

OPERATING EXPENSES
Compensation and benefits	$3,330,165	$3,120,309	$1,919,798
General and administrative expenses	2,571,576	2,208,038	1,713,187
Commission expense	13,283,057	11,405,775	9,347,887
Sales commissions amortized	316,928	321,942	376,386
Depreciation and amortization	143,155	99,525	102,906
Total operating expenses	$19,644,881	$17,155,589	$13,460,164

OPERATING INCOME (LOSS)	$(204,125)	$(165,018)	$496,009

OTHER INCOME (EXPENSES)
Interest and other income	$54,896	$66,155	$101,849
Interest expense	(301,934)	(275,247)	(295,547)
Net other expenses	$(247,038)	$(209,092)	$(193,698)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(451,163)	$(374,110)	$302,311

INCOME TAX BENEFIT (EXPENSE)	118,750	124,110	(144,330)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(332,413)	$(250,000)	$157,981

DISCONTINUED OPERATIONS
Loss from operation of discontinued internet segment, net of tax	-	-	(19,178)
Gain from disposal of internet segment, net of tax	-	-	11,197
Loss from discontinued operations, net of tax	-	-	(7,981)

NET INCOME (LOSS)	$(332,413)	$(250,000)	$150,000

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Continuing operations	$(.03)	$(.03)	$.01
Discontinued operations	$-	$-	$(.00)
Diluted:
Continuing operations	$(.03)	$(.03)	$.01
Discontinued operations	$-	$-	$(.00)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	13,430,040	13,064,779	13,674,425
Diluted	13,430,040	13,064,779	13,674,425

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Amounts			Shares
	2005	2004	2003	2005	2004	2003
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$-	3,050,000	3,050,000	-
Preferred stock issued	-	-	1,525,000	-	-	3,050,000
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital

Balance, beginning of year (as reported)			$8,361,529	13,228,543	12,995,812	12,470,480
Change in accounting principle			280,400	-	-	-
Balance, beginning of year (restated)	$9,515,283	$8,873,732	$8,641,929	13,228,543	12,995,812	12,470,480
Common stock issued	6,600	38,000	210,000	290,000	300,000	600,000
Stock option valuation	310,500	634,000	53,000	-	-	-
Warrants issued	-	3,000	-	-	-	-
Purchase of common stock	(1,720)	(33,449)	(31,197)	-	(67,269)	(74,668)
Balance, end of year	$9,830,663	$9,515,283	$8,873,732	13,518,543	13,228,543	12,995,812

Accumulated deficit
Balance, beginning of year (as reported)			$(1,198,551)
Change in accounting principle			(175,600)
Balance, beginning of year (restated)	$(1,459,255)	$(1,114,705)	$(1,374,151)
Net income (loss)	(332,413)	(250,000)	150,000
Preferred dividends	(91,500)	(94,550)	-
Disposal of business segment	-	-	109,446
Balance, end of year	$(1,883,168)	$(1,459,255)	$(1,114,705)

ESOP activity
Balance, beginning of year	$(75,455)	$(82,148)	$(88,845)
Repayments from ESOP	6,690	6,693	6,697
Balance, end of year	$(68,765)	$(75,455)	$(82,148)

Accumulated other comprehensive income

Balance, beginning of year	$256	$(773)	$(26,160)
Change in unrealized gain (loss) on available-for-sale securities	(265)	1,029	25,387
Balance, end of year	$(9)	$256	$(773)

Total stockholders' equity	$9,403,721	$9,505,829	$9,201,106

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(332,413)	$(250,000)	$150,000
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	136,910	98,754	145,131
Sales commissions amortized	316,928	282,948	345,398
Minority interest	-	-	19,889
Compensation expense - stock	-	38,000	-
Compensation expense - options	310,500	634,000	53,000
Recruiting expense - stock	6,600	-	-
Loss on disposal of assets	3,007	-	-
Gain (loss) on sale of available-for-sale securities	(270)	937	13,243
Effects on operating cash flows due to changes in:
Cash segregated for customers	-	-	319,275
Accounts receivable	(275,116)	(137,793)	61,894
Income taxes receivable	(154,966)	-	-
Prepaids	(1,606)	(17,037)	13,687
Deferred sales commissions capitalized, net of CDSC collected	(86,030)	28,030	85,881
Deferred tax asset	(28,646)	(319,180)	-
Other assets	(48,926)	38,537	10,046
Service fees payable	(24,609)	(5,473)	25,775
Accounts payable	204,942	(69,600)	88,005
Deferred tax liability	-	-	(201,894)
Other liabilities	216,770	136,702	15,058

Net cash provided by operating activities	$243,075	$458,825	$1,144,388

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	$(81,493)	$(41,709)	(75,326)
Proceeds from sale of property and equipment	500	-	-
Purchase of available-for-sale securities	-	(5,030)	$(1,202)
Proceeds from sale of available-for-sale securities	5,281	24,019	98,419
Proceeds from sale of subsidiary	-	-	337,875
Purchase of goodwill	(232,407)	(48,652)	(1,748,444)

Net cash used by investing activities	$(308,119)	$(71,372)	$(1,388,678)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES

Reduction of short-term borrowing	$(650,025)	$(200,000)	$(555,592)
Redemption of common stock	(1,720)	(33,449)	(31,197)
Sale of common stock warrants	-	3,000	-
Issuance of preferred stock	-	-	1,525,000
Issuance of subordinated corporate notes	2,000,000	-	-
Short-term borrowing	650,025	300,000	-
Long-term borrowing	-	-	1,141,887
Reduction of other debt obligations	(366,440)	(903,068)	(250,000)
Dividends paid	(68,625)	(71,675)	-
Reduction of notes payable	(239,998)	(240,786)	(18,764)
Redemption of subordinate debentures	(595,000)	-	-
Redemption of corporate notes	-	(962,000)	-
Repayments from ESOP	6,690	6,693	6,697

Net cash provided (used) by financing activities	$734,907	$(2,101,285)	$1,818,031

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$669,863	$(1,713,832)	$1,573,741
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	867,528	2,581,360	1,007,619
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,537,391	$867,528	$2,581,360

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$244,919	$323,347	$293,716
Income taxes	$100,177	$386,970	$175,340
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Change in unrealized gain (loss) on available-for-sale securities	$(265)	$1,029	$25,387
Purchase of other assets with common stock	$-	$-	$210,000
Disposal of minority interest	$-	$-	$335,482
Increase (decrease) in goodwill	$168,497	$(150,601)	$975,707
Increase (decrease) in other current liabilities	$(55,597)	$69,392	$755,714
Increase (decrease) in other long-term liabilities	$224,094	$(219,993)	$219,993
Recruiting expense - stock	$6,600	$-	$-
Compensation expense - stock	$-	$38,000	$-
Compensation expense - options	$310,500	$634,000	$53,000
Preferred stock dividends declared	$22,875	$22,875	$-

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                The nature of operations and significant accounting policies of Integrity Mutual Funds, Inc., and Subsidiaries are presented to assist in understanding the Company's consolidated financial statements.

                Nature of operations - Integrity Mutual Funds, Inc., and Subsidiaries (the "Company") was established in September 1987 as a North Dakota corporation.  The Company derives its revenue primarily from providing investment management, distribution, shareholder services, fund accounting, and related services to sponsored mutual funds, as well as commissions earned from sales of mutual funds, insurance products, and various other securities.  Headquartered in Minot, North Dakota, the Company is marketing its services throughout the United States.

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

                Revenue recognition - Investment advisory fees, transfer agent fees, accounting service fees, and administrative service fees are recorded as revenues as the related services are provided by the Company to sponsored mutual funds.  Commission income and the related clearing expenses are recorded on a trade-date basis as securities transactions occur.

                Stock-based compensation - In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25").

                The Company adopted SFAS 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

                Cash and cash equivalents - The Company's policy is to record all liquid investments with original maturities of three months or less as cash equivalents.  Liquid investments with maturities greater than three months are recorded as investments.

                Accounts Receivable - The Company's receivables consist primarily of fees charged to the affiliated funds for services rendered and concessions related to registered representative activity.  Management evaluates the need for an allowance for doubtful accounts by identifying troubled accounts and using historical experience.  Based on this analysis, management feels that substantially all accounts are collectible and an allowance for doubtful accounts is not considered necessary.  Accounts receivable are written off when management deems them uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  The Company does not charge interest on its receivables.

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

Goodwill - In January 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which required that goodwill, including goodwill included in the carrying value of investments accounted for using the equity method of accounting and indefinite-lived other intangible assets deemed to have an indefinite useful life, cease amortizing.  The new rules also required that goodwill of consolidated businesses and certain intangible assets be assessed for impairment using fair value measurement techniques.  As a result, a substantial portion of the Company's goodwill and intangible assets ceased amortizing.

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

                Other Assets - Other assets include debt issue costs, computer software costs, and other miscellaneous assets.  Debt issue costs are amortized over the life of the corresponding debt and computer software costs are amortized over an estimated useful life.

                Advertising - Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $66,409 in 2005, $55,436 in 2004 and $86,105 in 2003.

                Earnings per common share - Basic earnings per common share was computed using the weighted average number of shares outstanding of 13,430,040 in 2005, 13,064,779 in 2004 and 13,674,425 in 2003.  Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, and written put options.  The weighted average shares outstanding used in computing diluted earnings per common share was 13,430,040 in 2005, 13,064,779 in 2004 and 13,674,425 in 2003.

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

                Reclassification - Certain amounts from 2003 and 2004 have been reclassified to conform with the 2005 presentation.  These reclassifications had no effect on the Company's net income, except for the adoption of SFAS 123R as discussed in Note 9 - Stock Warrants, Stock Splits, and Stock Options.

                Impact of Newly Issued and Proposed Accounting Standards - In December of 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets - Amendment of APB Opinion No. 29". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a significant effect on the Company's consolidated financial statements.

In May of 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3".  SFAS No. 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not believe the adoption of SFAS No. 154 will have a significant effect on the Company's consolidated financial statements.

NOTE 2 - CASH AND CASH EQUIVALENTS

                Cash and cash equivalents at December 31, 2005 and 2004 consist of the following:

	Current Maturity	Current Interest Rate

Amount

			2005	2004
Cash in checking	Demand	-	$1,236,631	$860,129
Cash in savings	Demand	0.20%	300,760	500
Morgan Stanley money market accounts	Demand	-	-	6,899
			$1,537,391	$867,528

NOTE 3 -INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

                The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 2005 and 2004:

	Aggregate Cost	Gross Unrealized Holding Gains (Losses)

			Aggregate Fair Value
2005 - Mutual Funds	$217	$(9)	$208

2004 - Mutual Funds	$5,233	$256	$5,489

                Dividends earned on the Company's investments in sponsored mutual funds aggregated $13 in 2005, $326 in 2004 and $1,002 in 2003.

                The Company provides services to the Funds, which had aggregate net assets under management at December 31, 2005 of $381,914,392.  All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged.  The majority of these contracts are subject to periodic review and approval by each of the Fund's Board of Directors, Trustees and Shareholders.  Revenues derived from services rendered to the sponsored mutual funds were $4,657,953 in 2005, $4,273,276 in 2004 and $3,143,393 in 2003.

                Accounts receivable from the sponsored mutual funds aggregated $409,000 and $347,000 at December 31, 2005 and 2004, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

                Property and equipment at December 31, 2005 and 2004, consists of the following:

	2005	2004
Office furniture and equipment	$662,701	$630,774
Building and land	1,278,912	1,253,355
	$1,941,613	$1,884,129
Accumulated depreciation and amortization	(731,016)	(670,101)
	$1,210,597	$1,214,028

                Depreciation expense totaled $87,665, $85,964 and $83,986 in 2005, 2004 and 2003, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

                Purchase Combinations -

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares will be subject to a put option which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In December of 2005, the liability relating to this acquisition was valued at approximately $224,000 to reflect the assets in the acquired funds as of December 31, 2005.

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

                On September 19, 2003, the Company acquired the management rights to the four stock funds in the Willamette Family of Funds.  The four funds had combined assets of approximately $63 million at the time of acquisition.  The purchase agreement called for total consideration of approximately $1,400,000.  The majority of the purchase price, or approximately $900,000, was paid upon closing.  The remaining consideration of approximately $500,000, which was subject to adjustment based on retention of assets in the funds, was to be paid as follows:  $350,000 within five business days of the one-year anniversary of the closing date, and $150,000 within five business days of the two-year anniversary of the closing date.  The total purchase price was paid by utilizing a commercial bank loan and lines of credit, as well as available cash on hand.  In September of 2004, the one-year anniversary payment of approximately $323,000 was made, which reflected the assets of the acquired funds at the one-year anniversary.  In September of 2005, the final payment of approximately $90,000 was made, which reflected the assets in the acquired funds at the two-year anniversary.

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

On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc. ("CFS"), a full-service brokerage firm based in Madison, Wisconsin.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 175 investment representatives and investment advisors.  The purchase consideration, taking into effect the 2 for 1 (2:1) forward stock split effective July 1, 2002, was composed of $1,140,000 in cash, 1,500,000 shares of the Company common stock to be issued in three (3) annual installments beginning at the date of purchase, a $250,000 convertible debenture to be issued one year from the purchase date, and 500,000 options to purchase common stock of the Company at an option strike price of $0.50 per share.

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

Also pursuant to the terms of the purchase agreement whereby CFS was acquired, on January 15, 2003, the Company issued convertible debentures divided among the prior shareholders of CFS in the total amount of $250,000, subject to certain provisions of the Stock Purchase Agreement dated January 15, 2002, which may increase or decrease the amount of the debenture to reflect undisclosed or unknown liabilities of CFS, loss of producing broker revenue base, recovery from third parties, and the costs of such recovery.  The debenture principal will be payable January 15, 2006 and will pay interest on the principal sum from January 15, 2003 at the rate of four percent (4%) per annum on a semi-annual basis beginning on July 15, 2003 and thereafter on January 15th and July 15th of each year until the principal balance is paid.  All payments will be applied first to interest and any remainder to reduction of principal.  The debenture will be convertible as follows:  beginning on the date of issuance and until the principal is paid in accordance with the terms of this agreement, the holder of this convertible debenture shall have the option to convert all or any portion of this convertible debenture to $.0001 par value common stock of the Company at the rate of two shares for each one dollar of convertible debenture (2 shares per $1.00 converted) issued by the debenture holder.  In January of 2006, the Company paid $250,000 to retire the convertible debentures.

The primary reasons for the acquisition were to acquire a full-service retail brokerage distribution system as well as to acquire the investment advisory service operations of CFS.  The primary factors contributing to the purchase price were the presence of an established group of approximately 90 investment representatives and investment advisors, the existing relationship with a reputable clearing firm, the fact that approximately 95% of the business of CFS is processed as packaged products, i.e. mutual funds and insurance products, and to capture the revenue stream of approximately $6.4 million.  The estimated fair value of the equity of CFS was recorded at $78,392.  The excess of purchase price over the estimated fair value of the equity of CFS was $2,117,711, which was recorded as goodwill.

The operations and financial position of CFS were accounted for in the consolidated financial statements of the Company beginning January 1, 2002.

NOTE 6 - DISCONTINUED OPERATIONS

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

The results of Magic Internet Services, Inc., are reported in the Company's Consolidated Statements of Operations separately as discontinued operations.  In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

June 26, 2003
Total revenues, net of interest expense	$233,845

Loss from discontinued operations, net of tax	$(19,178)
Gain from sale of stock of subsidiary, net of tax	$11,197
Loss from discontinued operations, net of tax	$(7,981)

Total assets	$753,006
Total liabilities	$68,532
Net assets of discontinued operations	$684,474

NOTE 7 - LONG-TERM DEBT

                Long-term debt at December 31, 2005 and 2004 was as follows:

		Current Portion
	Rate		2005	2004
Long-term debt:
First Western Bank	7.25%	20,875	401,483	422,637
First Western Bank	8.25%	243,210	702,168	921,012
Subordinate debentures	12.00%	-	-	595,000
Subordinate commercial notes	9.00%	-	561,000	561,000
Subordinate corporate notes	9.25%	-	2,000,000	-
Convertible debenture	4.00%	250,000	250,000	250,000
Future payments on acquisitions		-	224,094	-

Totals		$514,085	$4,138,745	$2,749,649

                A summary of the terms of the current long-term debt agreements follow:

                First Western Bank - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt.  The debt was refinanced in October of 2005 and currently carries an interest rate of 7.25%, with monthly payments of $4,105.  On October 1, 2010, the remaining balance will be due in full.  In June of 2003, the Company borrowed $900,000 on a $1,200,000 line of credit.  The debt carries an interest rate of 1.25% above the prime rate, with monthly payments of $23,200.  In December of 2003, the Company borrowed the remaining $300,000 on the line of credit.  Based on the monthly payments, the debt will be paid in full on September 25, 2008.

                Subordinate Debentures - The Company approved a $1 million intra-state subordinate debenture offering limiting the sale in North Dakota to North Dakota residents only.  The subordinate debentures do not represent ownership in the Company. The subordinate debentures carried an interest rate of 12% per annum, payable semi-annually.  On June 30, 2005, the subordinate debentures matured and the liability was paid in full.

Subordinate Commercial Notes - The Company approved a $1 million intra-state subordinate commercial note offering limiting the sale in North Dakota to North Dakota residents only.  The subordinate commercial notes do not represent ownership in the Company.  As of December 31, 2005, $561,000 in subordinate commercial notes were outstanding.  The subordinate commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008.  The Company can call the subordinate commercial notes at par anytime after July 1, 2003.

Subordinate Corporate Notes  - The Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota to North Dakota residents only.  The subordinate corporate notes do not represent ownership in the Company.  As of December 31, 2005, $2,000,000 in subordinate corporate notes were outstanding.  The subordinate corporate notes carry an interest rate of 9¼% per annum, payable annually, and mature January 1, 2011.  The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

Convertible Debentures - see Note 5 - Business Acquisitions

Future Payments on Acquisitions - see Note 5 - Business Acquisitions

The aggregate amount of required future payments on the above long-term debt at December 31, 2005, is as follows:

Year ending December 31,
2006	$516,772
2007	282,206
2008	871,526
2009	92,938
2010	375,303
2011	2,000,000

Total due	$4,138,745

NOTE 8 - INCOME TAXES

                The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2005	2004	2003
Current income taxes:
Federal	$-	$158,000	$219,000
State	-	24,000	24,000
Total current payable	$-	$182,000	$243,000
Deferred tax benefit (expense):
Federal	$104,000	$268,000	$86,000
State	14,750	38,110	12,670
Total deferred tax benefit (expense)	$118,750	$306,110	$98,670

Total provision for income tax
benefit (expense)	$118,750	$124,110	$(144,330)

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

Deferred tax assets (liabilities) were comprised of the following:

	2005	2004	2003
Deferred tax assets:
Net operating and capital loss carryforwards	$133,648	$71,224	$75,109
Stock option compensation	500,935	375,135	126,254
Other	-	-	-
Total deferred tax assets	$634,583	$446,359	$201,363

Deferred tax liabilities:
Accumulated depreciation	$51,406	$45,044	$36,990
Accumulated amortization	203,695	50,479	132,717
Total deferred tax liabilities	$255,101	$95,523	$169,707

Net deferred tax asset	$379,482	$350,836	$31,656

Net deferred tax asset - current	$52,609	$-	$-
Net deferred tax asset - non-current	$326,873	$350,836	$31,656
Net deferred tax asset	$379,482	$350,836	$31,656

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $155,000 and $626,000, respectively, that will expire over the next six to twenty years if unused.

As of December 31, 2005, the Company also has a capital loss carryforward of approximately $125,000 that will expire in 2008 if unused.

A reconciliation of the difference between the expected income tax expense (benefit) computed at the U.S. Statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

	2005		2004		2003
Federal benefit (taxes) at statutory rates	$158,000	35%	$131,000	35%	$(106,000)	(35%)
State benefit (taxes), net of federal tax effect	23,000	5%	19,000	5%	(15,000)	(5%)
Other	(62,250)	(14%)	(25,890)	(7%)	(23,330)	(8%)

Actual tax benefit (expense)	$118,750	26%	$124,110	33%	$(144,330)	(48%)

                The information above has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

               Included in "other" are amounts separately allocated to stockholders' equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale, ESOP plan activity, and effects of stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003.

NOTE 9 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

                The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company.  All warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.  No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue.  The Company plans to continue to apply APB Opinion No. 25 in accounting for its warrants.  In the event additional warrants are issued, appropriate results will be disclosed in accordance with the provisions of SFAS No. 123R.  These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share.  The exercise price of the warrants were adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989.  2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 2,098,000 warrants as of December 31, 2005.

                In addition, the Company has issued warrants to purchase 600,000 common shares at an exercise price of $.60 per share.  These options are considered to be fully vested and have a contractual expiration date of September 1, 2010.

                The Company has entered into employment agreements with several key employees of the Company.  Upon execution of several of these employment agreements, a one time granting of stock options took effect.  These options are considered to be fully vested.  Some of the options have a perpetual life and some have a contractual life of ten years.  Each employment contract stated the strike price for which options were granted.  In addition, several of the contracts will grant options should the employee reach specified performance goals.  The number of shares authorized for granting of options under these employment agreements is limited only by continued employment and the ability to reach these performance goals.  Several employment contracts contain severance packages, buyout clauses, or other forms of commitments.  None of these commitments require payment of more than one year's salary.

                The Company has also issued options to directors as well as various other employees.  The options granted to employees were granted in connection with reaching certain performance goals.  These options are considered to be fully vested and have a contractual life of ten years.

                As part of the acquisition of Capital Financial Services, Inc. (see Note 5 - Business Acquisitions), 500,000 options were granted at a strike price of $.50.  These options are fully vested and expire ten years from the acquisition date.

                The Company plans to issue additional common shares if any of its outstanding options are exercised.  There have been no options exercised to date.

                In December of 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R for stock-based employee compensation, using the modified retroactive restatement method.  In connection with the use of the modified retroactive restatement method, financial statement information was restated for all periods presented.  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards were as follows:

	2005	2004	2003
Compensation costs	$310,500	$634,000	$53,000
Less: deferred tax benefit	125,801	248,881	21,455
Compensation costs, net of taxes	$184,699	$385,119	$31,545

As a result of adopting SFAS No. 123R for stock-based compensations awards, the following amounts have been restated:

	2004	2003
Income (loss) before income tax benefit (expense)
As reported	$259,890	$355,311
Restated	(374,110)	302,311
Income (loss) from continuing operations
As reported	$135,119	$189,526
Restated	(250,000)	157,981
Net income (loss)
As reported	$135,119	$181,545
Restated	(250,000)	150,000
Basic earnings (loss) per share
As reported	$.00	$.01
Restated	(.03)	.01
Diluted earnings (loss) per share
As reported	$.00	$.01
Restated	(.03)	.01
Net cash provided by operating activities
As reported	$458,825	$1,144,388
Restated	458,825	1,144,388
Net cash provided (used) by financing activities
As reported	$(2,101,285)	$1,818,031
Restated	(2,101,285)	1,818,031
Deferred tax asset (liability)
As reported	$(24,300)	$(94,599)
Restated	350,836	31,656

Also as a result of adopting SFAS No. 123R, certain portions of the Company's 2003 and 2004 beginning of the year shareholders' equity has been restated as follows:

	Additional paid-in capital - common stock	Accumulated deficit
Balance, January 1, 2003 (as reported)	$8,360,282	$(1,198,551)
Restatement	280,400	(175,600)
Balance, January 1, 2003 (restated)	$8,640,682	$(1,374,151)

Balance, January 1, 2004 (as reported)	$8,539,032	$(907,560)
Restatement	333,400	(207,145)
Balance, January 1, 2004 (restated)	$8,872,432	$(1,114,705)

The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model.  The expected life of options granted range from 5 years to 10 years.  The following are the weighted average assumptions for each year:

	2005	2004	2003
Risk-free interest rate	4.08%	3.78%	3.30%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	83%	79%	133%
Expected life of options	5 years	7 years	7 years

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value

Outstanding on January 1, 2003	1,440,000	$.46	$.30
Granted	200,000.41		.27
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2003	1,640,000	$.45	$.30
Granted	2,195,613.63		.29
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2004	3,835,613	$.55	$.29
Granted	1,412,500.49		.22
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2005	5,248,113	$.53	$.27

Exercisable options at the end of 2005, 2004, and 2003 were 5,248,113, 3,835,613, and 1,640,000, respectively.  The following table summarizes information concerning options outstanding and exercisable as of December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .00 to $ .49	1,320,000	Perpetual	$.42	1,320,000	$.42
$ .50 to $ .99	3,415,000	9*	$.51	3,415,000	$.51
$1.00 to $1.50	513,113	9*	$1.01	513,113	$1.01
$ .00 to $ 1.50	5,248,113	9*	$.53	5,248,113	$.53

                * Excludes options with a perpetual life

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals.  Plan expenses paid for by the Company were $4,790, $4,004, and $3,099 for the years ended December 31, 2005, 2004, and 2003, respectively.  The matching contribution paid by the Company was $91,991 for the year ended December 31, 2005.

The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999.  Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan.  Contributions are made at the discretion of the Board of Directors.  To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

During 2001, the ESOP purchased 208,000 shares of the Company's common stock, at a weighted average price of $.48 per share.  The purchase was funded with a loan of $100,000 from the Company, which is collateralized by the unallocated Company shares owned by the ESOP.  The loan will be repaid primarily from contributions by the Company.  The outstanding principal balance of the loan as of December 31, 2005, was $69,000 and the interest rate is 7% over a 15 year life.  All previous loans to the ESOP have been paid in full and shares purchased by those loans have been allocated to employees.

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

At December 31, 2005 and 2004, cumulative allocated shares remaining in the trust were 567,128 and 553,184 respectively, and unallocated shares were 156,872 and 170,816 respectively, of which 13,944 and 13,944 respectively, were committed-to-be allocated.  Total ESOP contribution expense recognized was $9,062, $579 and $20,150 for the years ended December 31, 2005, 2004, and 2003, respectively.  The fair value of unallocated shares was $53,336 at December 31, 2005.

NOTE 11 - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries (Integrity Funds Distributor, Inc. and Capital Financial Services, Inc.) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission (SEC) as broker-dealers.  Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1.  At December 31, 2005, these subsidiaries had net capital of $222,866 and $573,505; minimum net capital requirements of $25,000 and $77,690; excess net capital of $197,866 and $495,815 and ratios of aggregate indebtedness to net capital of .41 to 1, and 2.03 to 1, respectively.  The subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

NOTE 12 - OPERATING SEGMENTS

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment advisory, distribution, transfer agency, fund accounting, and other administrative services to the Funds.  Capital Financial Services, Inc. ("CFS"), acquired effective January 1, 2002, provides another substantial portion of revenues through sales of mutual funds, insurance products, and various other securities.

The Company organizes its current business units into two reportable segments: mutual fund services and broker-dealer services. The mutual fund services segment provides investment advisory, distribution, transfer agency, fund accounting, and other administrative services to the Funds.  The broker-dealer segment distributes securities and insurance products to retail investors through a network of registered representatives.

As disclosed in Note 6 - Discontinued Operations, the Company has classified the results of operations of Magic Internet Services, Inc., (the Internet Services segment) as discontinued operations.  The information below has been revised to exclude the Internet Services segment related to Magic Internet Services, Inc.

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

As of, and for the year ended, December 31, 2005

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$5,294,698	$14,170,581	$19,465,279
Intersegment revenues	-	(24,523)	(24,523)
Interest expense	301,934	-	301,934
Stock-based employee compensation	310,500	-	310,500
Sales commissions amortized	316,928	-	316,928
Depreciation and amortization	141,713	1,442	143,155
Income (loss) from continued operations before income tax benefit (expense)	(1,113,101)	661,938	(451,163)
Income tax benefit (expense)	382,150	(263,400)	118,750
Income (loss) from continued operations	(730,951)	398,538	(332,413)
Segment assets	13,298,738	1,972,568	15,271,306
Expenditure for segment assets	71,683	9,810	81,493

As of, and for the year ended, December 31, 2004

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$4,942,676	$12,047,895	$16,990,571
Interest expense	275,247	-	275,247
Stock-based employee compensation	634,000	-	634,000
Sales commissions amortized	321,942	-	321,942
Depreciation and amortization	98,799	726	99,525
Income (loss) from continued operations before income tax benefit (expense)	(967,427)	593,317	(374,110)
Income tax benefit (expense)	356,690	(232,580)	124,110
Income (loss) from continued operations	(610,737)	360,737	(250,000)
Segment assets	12,527,689	1,458,690	13,986,379
Expenditure for segment assets	39,944	1,765	41,709

As of, and for the year ended, December 31, 2003

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$4,119,132	$9,837,041	$13,956,173
Interest expense	294,787	760	295,547
Stock-based employee compensation	53,000	-	53,000
Sales commissions amortized	376,386	-	376,386
Depreciation and amortization	98,116	4,790	102,906
Income (loss) from continued operations before income tax expense	(290,379)	592,690	302,311
Income tax expense	144,330	-	144,330
Income (loss) from continued operations	(434,709)	592,690	157,981
Segment assets	15,437,852	1,039,228	16,477,080
Expenditure for segment assets	72,968	2,358	75,326

Reconciliation of Segment Information

	2005	2004	2003
Revenues
Total revenues for reportable segments	19,465,279	16,990,571	13,956,173
Elimination of intercompany revenues	(24,523)	-	-
Consolidated total revenue	$19,440,756	$16,990,571	$13,956,173

Profit
Total reportable segment profit (loss)	$(332,413)	$(250,000)	$150,000

Assets
Total assets for reportable segments	$15,271,306	$13,986,379	$16,477,080
Elimination of intercompany receivables	(78,392)	(78,392)	(801,864)
Consolidated assets	$15,192,914	$13,907,987	$15,675,216

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company entered into leases for office space in Minnesota and California as a result of purchasing ARM Securities Corporation.  The monthly lease payments were $900 and $7,409, respectively.  Both leases expired in 2003.  The Company also entered into a lease for office space located in Huntington, New York.  The monthly lease payments were $918.  The 6-month lease, with the option to renew, expired on February 17, 2004.  The lease was renewed for an additional 6-month period ending August 31, 2004.  The Company entered into a three-year lease for new office space in Huntington, New York on June 1, 2004.  The monthly lease payments are $1,500 for the first two years, and $1,545 for the third year.  Total rent expense was $18,000, $18,090, and $96,594 for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company has several leases for various office equipment that expire over the next several years through 2008.  The total rent expense for these leases was $30,000, $27,000, and $29,000 for December 31, 2005, 2004 and 2003 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2005.

Years ending December 31,
2006	$50,014
2007	39,424
2008	11,177
Total minimum future rental payments	$100,615

NOTE 14 - GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2005, 2004, and 2003, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2003	$4,777,690	$2,456,627	$7,234,317
Goodwill acquired during the period	2,720,928	3,223	2,724,151
Goodwill disposed of during the period	(427,034)	-	(427,034)
Impairment losses	-	-	-
Balance as of December 31, 2003	$7,071,584	$2,459,850	$9,531,434
Goodwill acquired during the period	-	18,902	18,902
Goodwill acquisition price adjustment during the period (see Note 5)	(120,851)	-	(120,851)
Impairment losses	-	-	-
Balance as of December 31, 2004	$6,950,733	$2,478,752	$9,429,485
Goodwill acquired during the period	468,656	-	468,656
Goodwill acquisition price adjustment during the period (see Note 5)	(67,752)	-	(67,752)
Impairment losses	-	-	-
Balance as of December 31, 2005	$7,351,637	$2,478,752	$9,830,389

Goodwill impairment is determined using a multi-step process.  The first step of the goodwill impairment test is to determine the fair value of a reporting unit, including goodwill.  The estimates of fair value of a reporting unit, generally the Company's business segments, are determined using various valuation techniques. The two main techniques include the use of industry valuation benchmarks for comparable publicly traded companies and acquisition transaction multiples of comparable companies. For each method, valuation benchmarks are collected from third party sources such as independent investment banks or reporting services. Various industry average valuation multiples are calculated. Examples include value to revenue, value to assets under management and value to operating income. The average industry valuation multiples are then applied to the Company's operating characteristics to determine an estimate of the Company's business segment fair value. For example, the industry average multiple of value to assets under management is applied to the Company's assets under management. The business segments fair value is then calculated as a weighted average of the different industry valuation multiples.

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS 142.  The annual testing resulted in no impairment charges to goodwill in 2004 or 2005.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 15 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.  The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Loss from continuing operations	$(332,413)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders - Basic earnings per share	(423,913)	13,430,040	$(.03)
Effect of dilutive securities:
Put options	-
Income available to common stockholders - Diluted earnings per share	$(423,913)	13,430,040	$(.03)

	For the Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Loss from continuing operations	$(250,000)
Less: preferred stock dividends	(94,550)
Loss available to common stockholders - Basic earnings per share	(344,550)	13,064,779	$(.03)
Effect of dilutive securities:
Put options	-	-
Income available to common stockholders - Diluted earnings per share	$(344,550)	13,064,779	$(.03)

	For the Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Income from continuing operations	$150,000
Less: preferred stock dividends	-
Income available to common stockholders - Basic earnings per share	150,000	13,674,425	$.01
Effect of dilutive securities:
Put options	-	-
Income available to common stockholders - Diluted earnings per share	$150,000	13,674,425	$.01

In December of 2003, the Company issued 3,050,000 Series A preferred shares for total proceeds of $1,525,000.  The holders of the Series A preferred shares are entitled to receive cumulative dividends at a rate of 6% per year, payable quarterly.  These dividends are in preference and priority to any payment of any dividend on the Company's common shares.  The holders of the Series A preferred shares are also entitled to a liquidation preference of $.50 per share.  The Series A preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.  At any time after five years from issuance, the Company has the right to redeem any or all of the Series A preferred shares after a sixty day notice upon payment of the liquidation preference of $.50 per share to the holders, for a total of $1,525,000.

Additionally, the Company had outstanding warrants and options exercisable for a total of 7,946,113 common shares as of December 31, 2005, as presented in Note 9 - Stock Warrants, Stock Splits, and Stock Options, all of which were antidilutive.

NOTE 16 - COMPREHENSIVE INCOME

Comprehensive income (loss) is reported on the accompanying consolidated statement of shareholders' equity as a component of retained earnings (accumulated deficit) and consists of net income (loss) and other gains and losses affecting shareholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss).  For the Company, such items consist primarily of unrealized gains and losses on available-for-sale equity investments.

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders' equity:

For the Year Ended December 31, 2005
NET LOSS	$(332,413)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized loss on securities	(265)
TOTAL COMPREHENSIVE LOSS	$(332,678)

For the Year Ended December 31, 2004
NET LOSS	$(250,000)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities	1,029
TOTAL COMPREHENSIVE LOSS	$(248,971)

For the Year Ended December 31, 2003
NET INCOME	$150,000
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities	25,387
TOTAL COMPREHENSIVE INCOME	$175,387

NOTE 17 - RISKS AND UNCERTAINTIES

The Company has a concentration of credit risk for cash deposits at various financial institutions.  These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The maximum loss that could have resulted from the risk totaled approximately $1,277,663 as of December 31, 2005.

NOTE 18 - SUBSEQUENT EVENTS

On January 15, 2003, the Company issued convertible debentures in the total amount of $250,000, pursuant to the terms of the purchase agreement to acquire Capital Financial Services, Inc. (see Note 5 - Business Acquisitions).  The convertible debentures matured on January 15, 2006, and as a result, the Company paid $250,000 to retire the convertible debentures.

ADDITIONAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON ADDITIONAL INFORMATION

To the Stockholders and Directors
Integrity Mutual Funds, Inc. and Subsidiaries
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Integrity Mutual Funds, Inc. and Subsidiaries for the years ended December 31, 2005, 2004 and 2003, appears on page F-1.  Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole.  The information on page F-25, related to the 2005, 2004 and 2003 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, taken as a whole.

We also have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended December 31, 2002 and 2001, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements.  In our opinion, the information on page F-25 relating to the 2002 and 2001 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota  USA

March 3, 2006

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
SELECTED FINANCIAL DATA*

FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

		(Restated)	(Restated)	(Restated)	(Restated)
	2005	2004	2003	2002	2001
Operating revenue	$19,440,756	$16,990,571	$13,956,173	$14,443,661	$7,525,140

Operating income (loss)	$(204,125)	$(165,018)	$496,009	$434,467	$(337,109)

Income tax benefit (expense)	$118,750	$124,110	$(144,330)	$(73,298)	$75,255

Basic earnings (loss) per share	$(.03)	$(.03)	$.01	$.03	$(.04)

Diluted earnings (loss) per share	$(.03)	$(.03)	$.01	$.03	$(.04)

Total assets	$15,192,914	$13,907,987	$15,675,216	$12,693,909	$11,214,792

Long-term obligations	$4,138,745	$2,749,649	$4,422,427	$2,894,511	$3,202,809

Shareholders' equity	$9,403,721	$9,505,829	$9,201,106	$7,152,773	$6,980,837

Dividends paid	$0	$0	$0	$0	$0

*Excludes discontinued operations of Magic Internet Services, Inc.

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)*

Quarter Ended

	3-31-05	6-30-05	9-30-05	12-31-05
Revenues	$4,548,021	$4,631,193	$5,070,069	$5,191,473
Operating income (loss)	34,650	(71,269)	(82,531)	(84,975)
Other expense	(49,672)	(51,413)	(80,578)	(65,375)
Income tax benefit	9,457	45,759	12,198	51,336
Net loss	(5,565)	(76,923)	(150,911)	(99,014)

Per Share(1)
Operating income (loss)	0.00	(0.00)	(0.01)	(0.01)
Other expense	(0.00)	(0.00)	(0.01)	(0.01)
Income tax benefit	0.00	0.00	0.00	0.01

(Restated)

Quarter Ended

	3-31-04	6-30-04	9-30-04	12-31-04
Revenues	$4,306,668	$4,251,239	$4,136,926	$4,295,738
Operating income (loss)	324,678	(152,156)	21,273	(358,813)
Other expenses	(66,475)	(61,652)	(29,523)	(51,442)
Income tax benefit (expense)	(110,580)	78,461	2,397	153,832
Net income (loss)	147,623	(135,347)	(5,853)	(256,423)

Per Share(1)
Operating income (loss)	0.03	(0.01)	0.00	(0.03)
Other expense	(0.01)	(0.01)	(0.00)	(0.00)
Income tax benefit (expense)	(0.01)	0.01	0.00	0.01

(Restated)

Quarter Ended

	3-31-03	6-30-03	9-30-03	12-31-03
Revenues	$3,537,267	$2,936,933	$3,572,409	$3,909,564
Operating income	153,515	110,892	122,314	109,288
Other expenses	(50,286)	(16,292)	(73,567)	(53,553)
Income tax expense	(33,500)	(82,671)	(3,729)	(24,430)
Net income (loss)	81,401	(3,409)	40,703	31,305

Per Share(1)
Operating income	0.01	0.01	0.01	0.01
Other expense	(0.00)	(0.00)	(0.01)	(0.00)
Income tax expense	(0.00)	(0.01)	(0.00)	(0.00)

(1) For calculating per share amounts, basic and diluted common share are not materially different.

The above financial information is unaudited.  In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

*Excludes discontinued operations of Magic Internet Services, Inc.