Form 10QSB
period 2006-03-31
INTEGRITY MUTUAL FUNDS INC
filed 2006-05-11
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number  000-25958

INTEGRITY MUTUAL FUNDS, INC.
(Exact name of small business issuer as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of April 28, 2006, there were 13,558,543 common shares of the issuer outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	[ ]	No	[X]

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2006 and 2005	3

	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2006 and 2005	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Controls and Procedures	13

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

	SIGNATURES	15

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$1,200,418	$1,537,391
Securities available-for-sale	205	208
Accounts receivable	1,803,499	1,460,400
Income taxes receivable	152,554	154,966
Deferred tax asset	72,484	52,609
Prepaids	77,381	95,116

Total current assets	$3,306,541	$3,300,690

PROPERTY AND EQUIPMENT	$1,951,141	$1,941,613
Less accumulated depreciation	(751,667)	(731,016)

Net property and equipment	$1,199,474	$1,210,597

OTHER ASSETS
Deferred sales commissions	$205,406	$186,010
Goodwill	9,815,980	9,830,389
Deferred tax asset	338,841	326,873
Other assets (net of accumulated amortization	330,061	338,355
of $185,864 for 2006 and $177,720 for 2005)

Total other assets	$10,690,288	$10,681,627

TOTAL ASSETS	$15,196,303	$15,192,914

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2006	2005

CURRENT LIABILITIES
Service fees payable	$92,355	$73,416
Accounts payable	288,940	265,165
Other current liabilities	1,656,379	1,311,867
Current portion of long-term debt	267,613	514,085

Total current liabilities	$2,305,287	$2,164,533

LONG-TERM LIABILITIES
Notes payable	$1,043,382	$1,103,651
Subordinated commercial notes	561,000	561,000
Subordinated corporate notes	2,000,000	2,000,000
Convertible debentures	-	250,000
Other long-term liabilities	221,685	224,094
Less current portion of long-term debt	(267,613)	(514,085)

Total long-term liabilities	$3,558,454	$3,624,660

TOTAL LIABILITIES	$5,863,741	$5,789,193

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,356	1,352
13,558,543 and 13,518,543 shares issued and outstanding, respectively
Additional paid in capital - common stock	9,897,419	9,829,311
Receivable - unearned ESOP shares	(67,092)	(68,765)
Accumulated deficit	(2,024,107)	(1,883,168)
Accumulated other comprehensive loss	(14)	(9)

Total stockholders' equity	$9,332,562	$9,403,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,196,303	$15,192,914

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended
		March 31,
		(Restated)
	2006	2005
OPERATING REVENUES
Fee income	$1,469,220	$1,078,567
Commissions	4,878,444	3,469,455

Total revenue	$6,347,664	$4,548,022

OPERATING EXPENSES
Compensation and benefits	$938,370	$775,727
Commission expense	4,631,686	3,141,851
General and administrative expenses	753,848	497,093
Sales commissions amortized	73,728	75,603
Depreciation and amortization	28,795	23,098

Total operating expenses	$6,426,427	$4,513,372

OPERATING INCOME (LOSS)	$(78,763)	$34,650

OTHER INCOME (EXPENSES)
Interest and other income	$14,402	$12,412
Interest expense	(83,800)	(62,084)

Net other expenses	$(69,398)	$(49,672)

LOSS BEFORE INCOME TAX BENEFIT	$(148,161)	$(15,022)

INCOME TAX BENEFIT	30,097	9,457

NET LOSS	$(118,064)	$(5,565)

NET LOSS PER SHARE:
Basic	$(.01)	$(.00)
Diluted	$(.01)	$(.00)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,575,522	13,244,811
Diluted	13,575,522	13,244,811

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
		Three Months Ended
		March 31,
		(Restated)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118,064)	$(5,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,795	23,098
Sales commissions amortized/charged off	73,728	75,603
Recruiting expense - stock	7,000	-
Compensation expense - options	61,600	105,500
(Increase) decrease in:
Accounts receivable	(343,099)	(56,418)
Income taxes receivable	2,412	-
Prepaids	17,735	17,652
Deferred tax assets	(31,843)	(61,973)
Deferred sales commissions capitalized, net of CDSC collected	(93,124)	(28,165)
Other assets	150	(18,082)
Increase (decrease) in:
Service fees payable	18,939	(25,058)
Accounts payable	35,775	26,037
Other liabilities	344,512	54,344
Net cash provided by operating activities	$4,516	$106,973

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(9,528)	$(14,729)
Purchase of available-for-sale securities	(2)	(2)
Net cash used by investing activities	$(9,530)	$(14,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$(488)	$(267)
Short-term borrowing	-	550,025
Reduction of notes payable	(60,269)	(60,443)
Repayments from ESOP	1,673	1,673
Preferred dividends paid	(22,875)	(22,875)
Redemption of convertible debentures	(250,000)	-
Reduction of other current liabilities	-	(250,000)
Net cash provided (used) by financing activities	$(331,959)	$218,113

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(336,973)	$310,355

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,537,391	867,527

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,200,418	$1,177,882

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized loss on available-for-sale securities	$(5)	$(47)
Decrease in goodwill	(2,409)	(33,452)
Decrease in other current liabilities	-	(33,452)
Decrease in other long-term liabilities	(2,409)	-
Recruiting expense - stock	7,000	-
Compensation expense - options	61,600	105,500
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2005, of Integrity Mutual Funds, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2005, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2006, are not necessarily indicative of operating results for the entire year.

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

The Company has completed various acquisitions in recent years, whereby the Company acquired the management rights to several mutual funds.   These management rights have been classified as goodwill at the time of acquisition.  The Company amortizes certain goodwill for tax purposes. The Company tests goodwill for impairment annually for book purposes, during the second quarter of each fiscal year, at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142.  Deferred tax assets or deferred tax liabilities may result from these timing differences.

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment" (See Note 6 - Stock Warrants, Stock Splits, and Stock Options.)  As a result, the Company expenses stock-based employee compensation for book purposes, but does not expense them for tax purposes.  Deferred tax assets are a result of these timing differences.

The Company has federal and state operating loss carryforwards that will expire over the next six to twenty years if unused, as well as a capital loss carryforward that will expire in 2008 if unused.  Deferred tax assets are a result of these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.  These reclassifications had no effect on the Company's net income, except for the adoption of SFAS No. 123R as discussed in Note 6 - Stock Warrants, Stock Splits, and Stock Options.

NOTE 4 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares will be subject to a put option which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In March of 2006, the liability relating to this acquisition was valued at approximately $222,000 to reflect the assets in the acquired funds as of March 31, 2006.

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

NOTE 5 - GOODWILL

The change in the carrying amount of goodwill for the three-month period ended March 31, 2006, is as follows:

	Mutual Fund	Broker-Dealer
	Services	Services	Total
Balance as of January 1, 2006	$7,351,637	$2,478,752	$9,830,389
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	(14,409)	-	(14,409)
Impairment losses	-	-	-
Balance as of March 31, 2006	$7,337,228	$2,478,752	$9,815,980

The Company tests goodwill for impairment annually, during the second quarter of each fiscal year, at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142.  The annual testing resulted in no impairment charges to goodwill in 2005.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 6 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  The Company adopted SFAS No. 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the three month periods ended March 31, 2006 and 2005, were as follows:

	2006	2005
Compensation costs	$61,600	$105,500
Less: deferred tax benefit	24,150	42,655
Compensation costs, net of taxes	$37,450	$62,845

As a result of adopting SFAS No. 123R for stock-based compensations awards, the following amounts have been restated:

For the three months ended March 31, 2005
Income (loss) before income tax benefit (expense)
As reported	$90,478
Restated	(15,022)
Income (loss) from continuing operations
As reported	$57,280
Restated	(5,565)
Net income (loss)
As reported	$57,280
Restated	(5,565)
Basic earnings (loss) per share
As reported	$.00
Restated	(.00)
Diluted earnings (loss) per share
As reported	$.00
Restated	(.00)
Net cash provided by operating activities
As reported	$106,973
Restated	106,973
Net cash provided by financing activities
As reported	$218,113
Restated	218,113

Option activity for the twelve-month period ended December 31, 2005 and the three-month period ended March 31, 2006 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value

Outstanding on January 1, 2005	3,835,613	$.55	$.29
Granted	1,412,500.49		.22
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2005	5,248,113	$.53	$.27
Granted	270,000.50		.23
Exercised	-	-	-
Canceled	-	-	-
Outstanding on March 31, 2006	5,518,113	$.53	$.27

Exercisable options at December 31, 2005 and March 31, 2006 were 5,248,113 and 5,518,113, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios currently consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds currently consists of one open-end investment company containing seven separate series, including Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, Integrity Growth & Income Fund, and Integrity All Season Fund.  Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary, provides another substantial portion of revenues through sales of mutual funds, insurance products, and various other securities.

The Company organizes its current business units into two reportable segments: mutual fund services and broker-dealer services. The mutual fund services segment provides investment advisory, distribution, shareholder services, fund accounting, and other related administrative services to the Funds. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisitions was retained.

Segment Information

Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

March 31, 2006

Revenues from external customers	$1,470,061	$4,877,603	$6,347,664
Intersegment revenues	-	11,825	11,825
Interest expense	83,800	-	83,800
Stock-based employee compensation	61,600	-	61,600
Sales commissions amortized	73,728	-	73,728
Depreciation and amortization	28,078	717	28,795
Income (loss) before income tax benefit (expense)	(309,723)	161,562	(148,161)
Income tax benefit (expense)	93,397	(63,300)	30,097
Net income (loss)	(216,326)	98,262	(118,064)
Segment assets	12,914,652	2,360,043	15,274,695
Expenditures for segment assets	8,952	576	9,528

March 31, 2005

Revenues	$1,218,835	$3,329,187	$4,548,022
Interest expense	62,084	-	62,084
Stock-based employee compensation	105,500	-	105,500
Sales commissions amortized	75,603	-	75,603
Depreciation and amortization	22,890	208	23,098
Income (loss) before income tax benefit (expense)	(202,142)	187,120	(15,022)
Income tax benefit (expense)	82,757	(73,300)	9,457
Net income (loss)	(119,385)	113,820	(5,565)
Segment assets	12,683,214	1,643,036	14,326,250
Expenditures for segment assets	14,729	-	14,729

Reconciliation of Segment Information

		As of, and for the Three Months Ended:
	March 31, 2006	March 31, 2005
Revenues
Total revenues for reportable segments	6,359,489	4,548,022
Elimination of intercompany revenues	(11,825)	-
Consolidated total revenues	$6,347,664	4,548,022

Profit
Total reportable segment loss	$(118,064)	(5,565)

Assets
Total assets for reportable segments	$15,274,695	14,326,250
Elimination of intercompany receivables	(78,392)	(78,392)
Consolidated assets	$15,196,303	14,247,858

A substantial portion of the Company's revenues depend upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective

As of March 31,	2006	2005	% Change

FIXED INCOME
Tax-Free Funds	$212,246,909	$253,797,884	(16.4)%
Taxable Funds (Corporate/Government)	76,372,537	30,738,728	148.5%

TOTAL FIXED INCOME FUNDS	$288,619,446	$284,536,612	1.4%

EQUITY
Equity Funds	$98,245,853	$53,016,578	85.3%
Fund of Funds	6,130,226	6,377,751	(3.9)%

TOTAL EQUITY FUNDS	$104,376,079	$59,394,329	75.7%

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$392,995,525	$343,930,941	14.3%

Average for the three month periods	$392,380,471	$349,196,342	12.4%

Assets under the Company's management/service were $392,995,525 at March 31, 2006, an increase of 2.9% from $381,914,392 at December 31, 2005, and an increase of 14.3% from $343,930,941 at March 31, 2005.

RESULTS OF OPERATIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  The Company adopted SFAS No. 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  (See Note 6 - Stock Warrants, Stock Splits, and Stock Options).

	Three months ended March 31,
	2006	2005

Net loss	$(118,064)	$(5,565)	$
Net loss per share:
Basic	$(.01)	$(.00)	$
Diluted	$(.01)	$(.00)	$

The Company reported a net loss for the quarter ended March 31, 2006, of $118,064, compared to a net loss of $5,565 for the same quarter in 2005.

Operating revenues

Total operating revenues for the three months ended March 31, 2006, were $6,347,664, an increase of 40% from $4,548,022 for the same period in 2005.  The increase resulted from increased fee income received from the Funds, as well as increased commission and fee income relating to CFS.

Fee Income

Fee income for the three months ended March 31, 2006, was $1,469,220, an increase of 36% from $1,078,567 for the same period in 2005.  The increase was due primarily to fees received in connection with new funds that were acquired and/or opened during 2004 and 2005, as well as additional assets under management in CFS's registered investment advisor resulting from recruiting efforts during 2005.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These  fees constituted 7% of the Company's consolidated revenues for the three months ended March 31, 2006.

The Company also earns investment advisory fees in connection with CFS's registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 3% of the Company's consolidated revenues for the three months ended March 31, 2006.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 8% of the Company's consolidated revenues for the three months ended March 31, 2006.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 5% of the Company's consolidated revenues for the three months ended March 31, 2006.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the three months ended March 31, 2006, was $4,878,444, an increase of 41% from $3,469,455 for the same period in 2005.  The increase was due primarily to recruiting efforts for new registered representatives in CFS during 2005.  Commission revenues constituted 77% of the Company's consolidated revenues for the three months ended March 31, 2006.

Operating expenses

Total operating expenses for the three months ended March 31, 2006, were $6,426,427, an increase of 42% from $4,513,372 for the same period in 2005.  The increase was a result of the net activity in the major expense categories, as described in the paragraphs that follow.

Compensation and benefits

Total compensation and benefits expense for the quarter ended March 31, 2006, was $938,370, an increase of 21% from $775,727 for the same period in 2005.  The increase resulted primarily from the addition of several new employees to the Company over the past twelve months, annual compensation and benefit increases, and increased incentive overrides paid to certain employees for new business acquisitions and the recruitment of new registered representatives.

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

Commission expense

Total commission expense for the three months ended March 31, 2006, was $4,631,686, an increase of 47% from $3,141,851 for the same period in 2005.  The increase corresponds with the increases in fee and commission income.

General and administrative expenses

Total general and administrative expenses for the quarter ended March 31, 2006, were $753,848, an increase of 52% from $497,093 for the same period in 2005.  The increase was primarily attributable to sub-advisory fees paid related to new funds that were acquired and/or opened during 2004 and 2005, as well as distribution expenses paid to the members of the wholesaling team.

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

Amortization of deferred sales commissions for the three months ended March 31, 2006 was $73,728, a 2% decrease from $75,603 for the same period in 2005.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2006 was $28,795, a 25% increase from $23,098 for the same period in 2005.

Liquidity and capital resources

Net cash provided by operating activities was $4,516 for the three months ended March 31, 2006, as compared to net cash provided by operating activities of $106,973 during the three months ended March 31, 2005.  The primary reason for this decrease was an increased net loss for three months ended March 31, 2006 compared to the same period in 2005.

Net cash used by investing activities was $9,530 for the three months ended March 31, 2006, compared to net cash used by investing activities of $14,731 for the three months ended March 31, 2005.  The primary investing activities for the three months ended March 31, 2006 were purchases of computer equipment and the remodeling of workspace on the second floor of the office building.

Net cash used by financing activities was $331,959 for the three months ended March 31, 2006, compared to net cash provided by financing activities of $218,113 for the three months ended March 31, 2005.  The major financing activity for the three months ended March 31, 2006, was the repayment of $250,000 of convertible debentures that matured on January 15, 2006, pursuant to the Company's acquisition of CFS.

At March 31, 2006, the Company held $1,200,418 in cash and cash equivalents, as compared to $1,537,391 at December 31, 2005.  Liquid assets, which consist of cash and cash equivalents and securities available-for-sale, decreased to $1,200,623 at March 31, 2006, from $1,537,599 at December 31, 2005.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

In January of 2005, the Company repurchased 500,000 common shares for $250,000 pursuant to a put option related to its acquisition of CFS, which was paid by utilizing a short-term bank loan.  The six-month bank loan carried an interest rate of 2.00% over the prime rate and was repaid in July of 2005.  The Company received an additional $300,025 in short-term bank debt in February of 2005 to be used primarily for working capital.  This debt carried an interest rate of 6.75% and was also repaid in July of 2005.  In June of 2005, the Company borrowed $100,000 on its revolving bank line of credit and made a final payment of approximately $26,000 relating to its acquisition of the management rights to the Canandaigua Funds.  The Company had $595,000 of subordinated debentures that matured on June 30, 2005.  These subordinated debentures were repaid by utilizing a portion of the proceeds received from the issuance of the Company's new 9¼% subordinated corporate notes, which mature on January 1, 2011.  As of March 31, 2006, the Company has $2 million of subordinated corporate notes outstanding.  In September of 2005, the Company made a final payment of approximately $90,000 relating to its acquisition of the management rights to the Willamette Funds.

The Company has cash requirements to meet several liabilities coming due in 2006.  In January of 2006, the Company repaid $250,000 of convertible debentures that matured, pursuant to its acquisition of CFS, which was paid by using available cash.  Also, the Company has $100,000 in short-term bank debt maturing in June of 2006.

The Company has historically relied upon sales of its equity securities and debt instruments, as well as bank loans for liquidity and growth. Management believes that the Company's existing liquid assets, along with cash flow from operations, will provide the Company with sufficient resources to meet its ordinary operating expenses during the next twelve months.  Significant unforeseen or extraordinary expenses may require the Company to seek alternative financing sources, including common or preferred share issuance or additional debt financing.

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

Sales of fund shares with FESLs provide current distribution revenue to the Company in the form of the Company's share of the FESLs, and distribution revenue, over time, in the form of 12b-1 payments.  Sales of fund shares subject to CDSCs provide distribution revenue, over time, in the form of 12b-1 payments and, if shares are redeemed within five years, CDSCs.  However, the Company pays commissions on sales of Fund shares subject to CDSCs, reflects such commissions as deferred sales commissions on its balance sheet and amortizes such commissions over a period of up to eight years, thereby recognizing distribution expenses.  Therefore, to the extent that sales of Fund shares subject to CDSCs increases over time relative to sales of shares subject to FESLs, current distribution expenses may increase relative to current distribution revenues in certain periods, which would negatively impact the Company's cash flow in such periods.  In addition, the Company may need to find additional sources of funding if existing cash flow and debt facilities are insufficient to fund commissions payable to selling broker-dealers on shares subject to CDSCs if sales of Fund shares subject to CDSCs increase significantly.

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases, and in other Company-authorized written or oral statements, the words and phrases "can be," "expects," "anticipates," "may affect," "may depend," "believes," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, which could cause actual results for future periods to differ materially from those presently anticipated or projected.  The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

The Company derives substantially all of its revenues from two sources; commission revenue earned in connection with sales of shares of mutual funds, insurance products, and various other securities; and fees relating to the management of, and provision of services to, the Funds.  The fees earned by the Company are generally calculated as a percentage of assets under management/service.  If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected.  Assets under management/service may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

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

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

In February of 2006, the Company issued 40,000 common shares to two registered representatives as a recruiting incentive.  These securities were issued on a private placement basis, exempt from registration under federal securities laws or any state registration requirements and are subject to resale restrictions on unregistered securities.

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2006	-	-	-	$597,754
February 2006	-	-	-	$597,754
March 2006	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	May 11, 2006	By /s/ Robert E. Walstad

Robert E. Walstad
Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)

Date:	May 11, 2006	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)