Form 10QSB
period 2006-06-30
INTEGRITY MUTUAL FUNDS INC
filed 2006-08-11
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of July 31, 2006, there were 13,717,146 common shares of the issuer outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	[ ]	No	[X]

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

Part I	FINANCIAL INFORMATION	Page #

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations -
	Three months ended June 30, 2006 and 2005	5

	Condensed Consolidated Statements of Operations -
	Six months ended June 30, 2006 and 2005	6

	Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2006 and 2005	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Controls and Procedures	18

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Information	19

Item 6	Exhibits	19

	SIGNATURES	20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$1,330,593	$1,537,391
Securities available-for-sale	8,308	208
Accounts receivable	1,557,337	1,460,400
Income taxes receivable	169,218	154,966
Deferred tax asset	14,731	52,609
Prepaids	54,772	95,116

Total current assets	$3,134,959	$3,300,690

PROPERTY AND EQUIPMENT	$1,959,397	$1,941,613
Less accumulated depreciation	(772,294)	(731,016)

Net property and equipment	$1,187,103	$1,210,597

OTHER ASSETS
Deferred sales commissions	$229,339	$186,010
Goodwill	9,793,278	9,830,389
Deferred tax asset	345,096	326,873
Other assets (net of accumulated amortization	318,618	338,355
of $194,007 for 2006 and $177,720 for 2005)

Total other assets	$10,686,331	$10,681,627

TOTAL ASSETS	$15,008,393	$15,192,914

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2006	2005

CURRENT LIABILITIES
Service fees payable	$93,274	$73,416
Accounts payable	204,501	265,165
Other current liabilities	1,226,771	1,311,867
Current portion of long-term debt	232,704	514,085

Total current liabilities	$1,757,250	$2,164,533

LONG-TERM LIABILITIES
Notes payable	$1,303,902	$1,103,651
Subordinated commercial notes	561,000	561,000
Subordinated corporate notes	2,000,000	2,000,000
Convertible debentures	-	250,000
Other long-term liabilities	198,984	224,094
Less current portion of long-term debt	(232,704)	(514,085)

Total long-term liabilities	$3,831,182	$3,624,660

TOTAL LIABILITIES	$5,588,432	$5,789,193

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,372	1,352
13,717,146 and 13,518,543 shares issued and outstanding, respectively
Additional paid in capital - common stock	9,919,136	9,829,311
Receivable - unearned ESOP shares	(65,418)	(68,765)
Accumulated deficit	(1,960,116)	(1,883,168)
Accumulated other comprehensive loss	(13)	(9)

Total stockholders' equity	$9,419,961	$9,403,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,008,393	$15,192,914

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Three Months Ended
		June 30,
		(Restated)
	2006	2005
OPERATING REVENUES
Fee income	$1,745,710	$1,173,647
Commissions	4,610,491	3,457,546

Total revenue	$6,356,201	$4,631,193

OPERATING EXPENSES
Compensation and benefits	$853,815	$863,976
Commission expense	4,574,628	3,106,232
General and administrative expenses	722,135	624,625
Sales commissions amortized	83,380	76,630
Depreciation and amortization	28,771	30,999

Total operating expenses	$6,262,729	$4,702,462

OPERATING INCOME (LOSS)	$93,472	$(71,269)

OTHER INCOME (EXPENSES)
Interest and other income	$98,236	$17,797
Interest expense	(81,701)	(69,210)

Net other income (expenses)	$16,535	$(51,413)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$110,007	$(122,682)

INCOME TAX BENEFIT (EXPENSE)	(23,140)	45,759

NET INCOME (LOSS)	$86,867	$(76,923)

NET INCOME (LOSS) PER SHARE:
Basic	$.00	$(.01)
Diluted	$.00	$(.01)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,698,076	13,414,964
Diluted	13,698,076	13,414,964

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
		Six Months Ended
		June 30,
		(Restated)
	2006	2005
OPERATING REVENUES
Fee income	$3,214,929	$2,252,214
Commissions	9,488,936	6,927,000

Total revenue	$12,703,865	$9,179,214

OPERATING EXPENSES
Compensation and benefits	$1,792,185	$1,639,703
Commission expense	9,206,314	6,248,083
General and administrative expenses	1,475,984	1,121,717
Sales commissions amortized	157,108	152,232
Depreciation and amortization	57,565	54,098

Total operating expenses	$12,689,156	$9,215,833

OPERATING INCOME (LOSS)	$14,709	$(36,619)

OTHER INCOME (EXPENSES)
Interest and other income	$112,638	$30,209
Interest expense	(165,501)	(131,294)

Net other expenses	$(52,863)	$(101,085)

LOSS BEFORE INCOME TAX BENEFIT	$(38,154)	$(137,704)

INCOME TAX BENEFIT	6,956	55,216

NET LOSS	$(31,198)	$(82,488)

NET LOSS PER SHARE:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,636,799	13,329,887
Diluted	13,636,799	13,329,887

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
		(Restated)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,198)	$(82,488)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,565	47,850
Sales commissions amortized/charged off	157,107	152,232
Recruiting expense - stock	7,000	-
Compensation expense - options	83,600	174,200
(Increase) decrease in:
Accounts receivable	(96,937)	(193,457)
Income taxes receivable	(14,252)	-
Prepaids	40,344	37,001
Deferred tax asset	19,655	(114,174)
Deferred sales commissions capitalized, net of CDSC collected	(200,436)	(33,612)
Other assets	3,451	(20,167)
Increase (decrease) in:
Service fees payable	19,858	(24,989)
Accounts payable	(48,664)	140,315
Other liabilities	14,904	(93,724)
Net cash provided (used) by operating activities	$11,997	$(11,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(17,784)	$(24,657)
Purchase of available-for-sale securities	(8,104)	(4)
Purchase of goodwill	-	(96,806)
Net cash used by investing activities	$(25,888)	$(121,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$(755)	$(651)
Sale of subordinated corporate notes	-	844,000
Short-term borrowing	301,866	650,025
Reduction of short-term borrowing	(100,000)	(100,000)
Reduction of notes payable	(101,615)	(120,252)
Repayments from ESOP	3,347	3,343
Preferred dividends paid	(45,750)	(45,750)
Redemption of subordinated debentures	-	(595,000)
Redemption of convertible debentures	(250,000)	-
Reduction of other current liabilities	-	(250,000)
Net cash provided (used) by financing activities	$(192,907)	$385,715

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(206,798)	$253,235

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,537,391	867,527

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,330,593	$1,120,762

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on available-for-sale securities	$(4)	$41
Increase (decrease) in goodwill	(25,111)	173,086
Decrease in other current liabilities	-	48,937
Increase (decrease) in other long-term liabilities	(25,111)	222,023
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006 and 2005

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2006, are not necessarily indicative of operating results for the entire year.

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

The Company has completed various acquisitions in recent years, whereby the Company acquired the management rights to several mutual funds.   These management rights have been classified as goodwill at the time of acquisition.  The Company amortizes certain goodwill for tax purposes. The Company tests goodwill for impairment annually for book purposes, during the second quarter of each fiscal year.  The annual test is done at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142.  Deferred tax assets or deferred tax liabilities may result from these timing differences.

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment" (See Note 6 - Stock Warrants, Stock Splits, and Stock Options.)  As a result, the Company expenses stock-based employee compensation for book purposes on the grant date, but does not expense them for tax purposes until such options are exercised.  Deferred tax assets are a result of these timing differences.

The Company has federal and state operating loss carryforwards that will expire over the next six to twenty years if unused, as well as a capital loss carryforward that will expire in 2008 if unused.  Deferred tax assets are a result of these timing differences.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.  These reclassifications had no effect on the Company's net income, except for the adoption of FASB Statement No. 123R as discussed in Note 6 - Stock Warrants, Stock Splits, and Stock Options.

NOTE 4 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares will be subject to a put option which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In May of 2006, the Company provided IPS Advisory with 158,603 common shares.  In June of 2006, the liability relating to this acquisition was valued at approximately $198,984 to reflect the assets in the acquired funds as of June 30, 2006.

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

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2006, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2006	$7,351,637	$2,478,752	$9,830,389
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	(37,111)	-	(37,111)
Impairment losses	-	-	-
Balance as of June 30, 2006	$7,314,526	$2,478,752	$9,793,278

The Company tests goodwill for impairment annually, during the second quarter of each fiscal year, at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142.  The annual testing resulted in no impairment charges to goodwill in 2006.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 6 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  The Company adopted SFAS No. 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the six- month periods ended June 30, 2006 and 2005, were as follows:

	2006	2005
Compensation costs	$83,600	$174,200
Less: deferred tax benefit	(32,780)	(70,450)
Compensation costs, net of taxes	$50,820	$103,750

As a result of adopting SFAS No. 123R for stock-based compensations awards, the following amounts have been restated:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Income (loss) before income tax benefit (expense)
As reported	$(53,982)	$36,496
Restated	(122,682)	(137,704)
Income (loss) from continuing operations
As reported	$(36,018)	$21,262
Restated	(76,923)	(82,488)
Net income (loss)
As reported	$(36,018)	$21,262
Restated	(76,923)	(82,488)
Basic earnings (loss) per share
As reported	$(.00)	$.00
Restated	(.01)	(.01)
Diluted earnings (loss) per share
As reported	$(.00)	$.00
Restated	(.01)	(.01)
Net cash used by operating activities
As reported	$-	$11,013
Restated	-	11,013
Net cash provided by financing activities
As reported	$-	$385,715
Restated	-	385,715

Option activity for the twelve-month period ended December 31, 2005 and the six-month period ended June 30, 2006 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value

Outstanding on January 1, 2005	3,835,613	$.55	$.29
Granted	1,412,500.49		.22
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2005	5,248,113	$.53	$.27
Granted	340,000.49		.25
Exercised	-	-	-
Canceled	-	-	-
Outstanding on June 30, 2006	5,588,113	$.53	$.27

Exercisable options at December 31, 2005 and June 30, 2006 were 5,248,113 and 5,588,113, respectively.

NOTE 7 - SUBSEQUENT EVENTS

On July 13, 2006, Integrity Mutual Funds, Inc., entered into an agreement with Jerry J. Szilagyi, Senior Vice President of Business Development, the terms of which provide for the termination of Mr. Szilagyi's employment agreement and his separation from the Company, effective as of July 16, 2006.

Pursuant to the terms of the Agreement, the Company has agreed to pay Mr. Szilagyi $210,000 over the next ten months and certain additional compensation, including amounts with respect to assets under management in certain of the Company's mutual funds.

Mr. Szilagyi beneficially owns 2,734,251 shares of IMFD common shares.  This amount includes 1,251 shares held in Mr. Szilagyi's ESOP and 2,000,000 shares covered by options that are currently exercisable.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

June 30, 2006

Revenues from external customers	$1,607,433	$4,748,768	$6,356,201
Intersegment revenues	-	27,252	27,252
Interest expense	81,701	-	81,701
Stock-based employee compensation	22,000	-	22,000
Sales commissions amortized	83,380	-	83,380
Depreciation and amortization	28,072	699	28,771
Income (loss) before income tax benefit (expense)	(149,166)	259,173	110,007
Income tax benefit (expense)	78,460	(101,600)	(23,140)
Net income (loss)	(70,706)	157,573	86,867

June 30, 2005

Revenues	$1,287,992	$3,343,201	$4,631,193
Interest expense	69,210	-	69,210
Stock-based employee compensation	68,700	-	68,700
Sales commissions amortized	76,630	-	76,630
Depreciation and amortization	30,792	207	30,999
Income (loss) before income tax benefit (expense)	(292,415)	169,733	(122,682)
Income tax benefit (expense)	112,359	(66,600)	45,759
Net income (loss)	(180,056)	103,133	(76,923)

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

June 30, 2006

Revenues from external customers	$3,077,495	$9,626,370	$12,703,865
Intersegment revenues	-	39,077	39,077
Interest expense	165,501	-	165,501
Stock-based employee compensation	83,600	-	83,600
Sales commissions amortized	157,108	-	157,108
Depreciation and amortization	56,149	1,416	57,565
Income (loss) before income tax benefit (expense)	(458,889)	420,735	(38,154)
Income tax benefit (expense)	171,856	(164,900)	6,956
Net income (loss)	(287,033)	255,835	(31,198)
Segment assets	12,901,149	2,185,636	15,086,785
Expenditures for segment assets	17,208	576	17,784

June 30, 2005

Revenues	$2,506,826	$6,672,388	$9,179,214
Interest expense	131,294	-	131,294
Stock-based employee compensation	174,200	-	174,200
Sales commissions amortized	152,232	-	152,232
Depreciation and amortization	53,682	416	54,098
Income (loss) before income tax benefit (expense)	(494,556)	356,852	(137,704)
Income tax benefit (expense)	195,116	(139,900)	55,216
Net income (loss)	(299,440)	216,952	(82,488)
Segment assets	13,130,486	1,528,047	14,658,533
Expenditures for segment assets	24,657	-	24,657

Reconciliation of Segment Information

	For the Three Months Ended:
	June 30, 2006	June 30, 2005
Revenues:
Total revenues for reportable segments	6,383,453	4,631,193
Elimination of intercompany revenues	(27,252)	-
Consolidated total revenues	$6,356,201	$4,631,193

Profit:
Total reportable segment income (loss)	$86,867	$(76,923)

	As of, and for the Six Months Ended:
	June 30, 2006	June 30, 2005
Revenues:
Total revenues for reportable segments	12,742,942	9,179,214
Elimination of intercompany revenues	(39,077)	-
Consolidated total revenues	$12,703,865	$9,179,214

Profit:
Total reportable segment income (loss)	$(31,198)	$(82,488)

Assets:
Total assets for reportable segments	$15,086,785	$14,658,533
Elimination of intercompany receivables	(78,392)	(78,392)
Consolidated assets	$15,008,393	$14,580,141

A substantial portion of the Company's revenues depend upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective

As of June 30,	2006	2005	% Change

FIXED INCOME
Tax-Free Funds	$212,044,640	$235,453,283	(9.9)%
Taxable Funds (Corporate/Government)	93,106,707	38,264,058	143.3%

TOTAL FIXED INCOME FUNDS	$305,151,347	$273,717,341	11.5%

EQUITY
Equity Funds	$86,723,335	$103,776,651	(16.4)%
Fund of Funds	6,203,745	6,220,552	(0.3)%

TOTAL EQUITY FUNDS	$92,927,080	$109,997,203	(15.5)%

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$398,078,427	$383,714,544	3.7%

Average for the six month periods	$394,316,279	$369,541,046	6.7%

Assets under the Company's management/service were $398,078,427 at June 30, 2006, an increase of 4.2% from $381,914,392 at December 31, 2005, and an increase of 3.7% from $383,714,544 at June 30, 2005.

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

	Three months ended June 30,		Six months ended June 30,
		(Restated)		(Restated)
	2006	2005	2006	2005
Net income (loss)	$86,867	$(76,923)	$(31,198)	$(82,488)
Earnings (loss) per share:
Basic	$.00	$(.01)	$(.01)	$(.01)
Diluted	$.00	$(.01)	$(.01)	$(.01)

The Company reported net income for the quarter ended June 30, 2006, of $86,867, compared to a restated net loss of $76,923 for the same quarter in 2005.  The Company reported a net loss for the six months ended June 30, 2006, of $31,198, compared to a restated net loss of $82,488 for the same period in 2005.

Operating revenues

Total operating revenues for the three months ended June 30, 2006, were $6,356,201, an increase of 37% from $4,631,193 for the same period in 2005.  Total operating revenues for the six months ended June 30, 2006, were $12,703,865, an increase of 38% from $9,179,214 for the same period in 2005.  The increases resulted from increased fee income received from the Funds, as well as increased commission and fee income relating to CFS.

Fee Income

Fee income for the three months ended June 30, 2006, was $1,745,710, an increase of 49% from $1,173,647 for the same period in 2005.  Fee income for the six months ended June 30, 2006, was $3,214,929, an increase of 43% from $2,252,214 for the same period in 2005.  The increases were due primarily to fees received in connection with new funds that were acquired and/or opened during 2004 and 2005, as well as additional assets under management in CFS's registered investment advisor resulting from recruiting efforts during 2005.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These  fees constituted 7% of the Company's consolidated revenues for the six months ended June 30, 2006.

The Company also earns investment advisory fees in connection with CFS's registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company's consolidated revenues for the six months ended June 30, 2006.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 8% of the Company's consolidated revenues for the six months ended June 30, 2006.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 5% of the Company's consolidated revenues for the six months ended June 30, 2006.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the three months ended June 30, 2006, was $4,610,491, an increase of 33% from $3,457,546 for the same period in 2005.  Commission income for the six months ended June 30, 2006, was $9,488,936, an increase of 37% from $6,927,000 for the same period in 2005.  The increases were due primarily to recruiting efforts for new registered representatives in CFS during 2005.  Commission revenues constituted 75% of the Company's consolidated revenues for the six months ended June 30, 2006.

Operating expenses

Total operating expenses for the three months ended June 30, 2006, were $6,262,729, an increase of 33% from $4,702,462 for the same period in 2005.  Total operating expenses for the six months ended June 30, 2006, were $12,689,156, an increase of 38% from $9,215,833 for the same period in 2005.  The increases were a result of the net activity in the major expense categories, as described in the paragraphs that follow.

Compensation and benefits

Total compensation and benefits expense for the three months ended June 30, 2006, was $853,815, a decrease of 1% from $863,976 for the same period in 2005.  Total compensation and benefits expense for the six months ended June 30, 2006, was $1,792,185, an increase of 9% from $1,639,703 for the same period in 2005.  The six month increase results primarily from the addition of several new employees to the Company over the past twelve months, and increased incentive overrides paid to certain employees for new business acquisitions and the recruitment of new registered representatives.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company payroll.  The primary function of the wholesalers is to market the Company's Funds to registered representatives.  Currently, the wholesaling team consists of 16 wholesalers, seven of which are employees of the Company.  The remaining members of the wholesaling team are independent contractors working on a straight commission basis.  The wholesalers are allowed monthly general and administrative expenses to support their sales efforts.  Management expects to continue to maintain and support the wholesaling team in 2006.  The Company's compensation and benefits expense may continue to increase as a result of this effort.

Commission expense

Total commission expense for the three months ended June 30, 2006, was $4,574,628, an increase of 47% from $3,106,232 for the same period in 2005.  Total commission expense for the six months ended June 30, 2006, was $9,206,314, an increase of 47% from $6,248,083 for the same period in 2005.  The increases correspond with the increases in fee and commission income.

General and administrative expenses

Total general and administrative expenses for the three months ended June 30, 2006, were $722,135, an increase of 16% from $624,625 for the same period in 2005.  Total general and administrative expenses for the six months ended June 30, 2006, were $1,475,984, an increase of 32% from $1,121,717 for the same period in 2005.  The increases are primarily attributable to sub-advisory fees paid relating to new funds that were acquired and/or opened during 2004 and 2005, as well as distribution expenses paid to the members of the wholesaling team.

In May of 2004, the Company implemented a restructuring of wholesaler compensation to a base salary plus incentive formula.  At the time of implementation, five wholesalers were added to the Company payroll.  The primary function of the wholesalers is to market the Company's Funds to registered representatives.  Currently, the wholesaling team consists of 16 wholesalers, seven of which are employees of the Company.  The remaining members of the wholesaling team are independent contractors working on a straight commission basis.  The wholesalers are allowed monthly general and administrative expenses to support their sales efforts.  Management expects to continue to maintain and support the wholesaling team in 2006.  The Company's general and administrative expenses may continue to increase as a result of this effort.

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

Amortization of deferred sales commissions for the three months ended June 30, 2006, was $83,380, an increase of 9% from $76,630 for the same period in 2005.  Amortization of deferred sales commissions for the six months ended June 30, 2006, was $157,108, an increase of 3% from $152,232 for the same period in 2005.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2006, was $28,771, a decrease of 7% from $30,999 for the same period in 2005.  Depreciation and amortization for the six months ended June 30, 2006, was $57,565, an increase of 6% from $54,098 for the same period in 2005.

Liquidity and capital resources

Net cash provided by operating activities was $11,997 for the six months ended June 30, 2006, as compared to net cash used by operating activities of $11,013 during the six months ended June 30, 2005.  The primary reason for this increase was a decreased net loss for six months ended June 30, 2006, compared to the same period in 2005.

Net cash used by investing activities was $25,888 for the six months ended June 30, 2006, compared to net cash used by investing activities of $121,467 for the six months ended June 30, 2005.  The primary investing activity for the six months ended June 30, 2006 was the purchase of computer equipment.

Net cash used by financing activities was $192,907 for the six months ended June 30, 2006, compared to net cash provided by financing activities of $385,715 for the six months ended June 30, 2005.  The major financing activities for the six months ended June 30, 2006, were the repayment of $250,000 of convertible debentures that matured on January 15, 2006, pursuant to the Company's acquisition of CFS, the repayment of a $201,615 of bank debt, and a cash injection of $301,866 to an existing loan with First Western Bank pursuant to a loan modification.

At June 30, 2006, the Company held $1,330,593 in cash and cash equivalents, as compared to $1,537,391 at December 31, 2005.  Liquid assets, which consist of cash and cash equivalents and securities available-for-sale, decreased to $1,338,901 at June 30, 2006, from $1,537,599 at December 31, 2005.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

In January of 2005, the Company repurchased 500,000 common shares for $250,000 pursuant to a put option related to its acquisition of CFS, which was paid by utilizing a short-term bank loan.  The six-month bank loan carried an interest rate of 2.00% over the prime rate and was repaid in July of 2005.  The Company received an additional $300,025 in short-term bank debt in February of 2005 to be used primarily for working capital.  This debt carried an interest rate of 6.75% and was also repaid in July of 2005.  In June of 2005, the Company borrowed $100,000 on its revolving bank line of credit and made a final payment of approximately $26,000 relating to its acquisition of the management rights to the Canandaigua Funds.  The Company had $595,000 of subordinated debentures that matured on June 30, 2005.  These subordinated debentures were repaid by utilizing a portion of the proceeds received from the issuance of the Company's new 9¼% subordinated corporate notes, which mature on January 1, 2011.  As of June 30, 2006, the Company has $2 million of subordinated corporate notes outstanding.  In September of 2005, the Company made a final payment of approximately $90,000 relating to its acquisition of the management rights to the Willamette Funds.

The Company has had cash requirements to meet several liabilities coming due in 2006.  In January of 2006, the Company repaid $250,000 of convertible debentures that matured pursuant to its acquisition of CFS, which was paid by using available cash.  In May of 2006, an existing loan with First Western Bank was modified.  The modification called for a $301,866 cash injection to the outstanding balance of the loan.  The loan now carries an interest rate of 8.25%, and based on the monthly payments of $23,200, will be paid in full on May 10, 2010.  In June of 2006, the Company paid down its $100,000 revolving bank line of credit, which was paid by utilizing a portion of the proceeds received from the above mentioned cash injection.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2006, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

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

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

In connection with the acquisition of the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), as described in Note 4 - Business Acquisitions, the Company provided IPS Advisory with compensation of 158,603 common shares on May 3, 2006.  The remaining consideration of approximately 203,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued at the two-year anniversary of the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis.

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2006	-	-	-	$597,754
May 2006	-	-	-	$597,754
June 2006	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 25, 2006, the following proposals were adopted by the margins indicated:

1.                    To elect a Board of Directors of the Company

Number of votes cast for:

Vance A. Castleman                            7,930,333

Peter A. Quist                                       7,936,533

Myron D. Thompson                          7,936,533

Robert E. Walstad                                7,930,255

Richard H. Walstad                             7,863,746

Robert Mau                                           7,936,533

Vaune M. Cripe                                    7,936,533

Steven D. Lysne                                   7,936,533

2.                    To ratify the selection of Brady, Martz & Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 2006.

For                                                            7,776,043

Against                                                       163,616

Abstain                                                       309,292

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

3.2	Restated Bylaws of the Company
10.1	Separation Agreement dated as of July 13, 2006 by and between the Company and Jerry J. Szilagyi
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	August 11, 2006	By /s/ Robert E. Walstad

Robert E. Walstad
Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)

Date:	August 11, 2006	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)