Form 10QSB
period 2006-09-30
INTEGRITY MUTUAL FUNDS INC
filed 2006-11-14
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of October 31, 2006, there were 13,717,146 common shares of the issuer outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	[ ]	No	[X]

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

Part I	FINANCIAL INFORMATION	Page #

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations -
	Three months ended September 30, 2006 and 2005	5

	Condensed Consolidated Statements of Operations -
	Nine months ended September 30, 2006 and 2005	6

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2006 and 2005	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Controls and Procedures	17

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	18

Item 6	Exhibits	18

	SIGNATURES	19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$1,604,809	$1,537,391
Securities available-for-sale	212	208
Accounts receivable	1,832,938	1,460,400
Income taxes receivable	720	154,966
Deferred tax asset	72,230	52,609
Prepaids	70,605	95,116

Total current assets	$3,581,514	$3,300,690

PROPERTY AND EQUIPMENT	$1,973,558	$1,941,613
Less accumulated depreciation	(791,951)	(731,016)

Net property and equipment	$1,181,607	$1,210,597

OTHER ASSETS
Deferred sales commissions	$181,086	$186,010
Goodwill	9,793,447	9,830,389
Deferred tax asset	344,054	326,873
Other assets (net of accumulated amortization	310,474	338,355
of $202,150 for 2006 and $177,720 for 2005)

Total other assets	$10,629,061	$10,681,627

TOTAL ASSETS	$15,392,182	$15,192,914

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2006	2005

CURRENT LIABILITIES
Service fees payable	$106,840	$73,416
Accounts payable	376,325	265,165
Other current liabilities	1,576,010	1,311,867
Current portion of long-term debt	236,070	514,085

Total current liabilities	$2,295,245	$2,164,533

LONG-TERM LIABILITIES
Notes payable	$1,247,491	$1,103,651
Subordinated commercial notes	561,000	561,000
Subordinated corporate notes	2,000,000	2,000,000
Convertible debentures	-	250,000
Other long-term liabilities	199,153	224,094
Less current portion of long-term debt	(236,070)	(514,085)

Total long-term liabilities	$3,771,574	$3,624,660

TOTAL LIABILITIES	$6,066,819	$5,789,193

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,372	1,352
13,717,146 and 13,518,543 shares issued and outstanding, respectively
Additional paid in capital - common stock	9,964,539	9,829,311
Receivable - unearned ESOP shares	(63,745)	(68,765)
Accumulated deficit	(2,101,792)	(1,883,168)
Accumulated other comprehensive loss	(11)	(9)

Total stockholders' equity	$9,325,363	$9,403,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,392,182	$15,192,914

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,
		(Restated)
	2006	2005
OPERATING REVENUES
Fee income	$1,823,206	$1,246,997
Commissions	5,192,070	3,823,072

Total revenue	$7,015,276	$5,070,069

OPERATING EXPENSES
Compensation and benefits	$1,144,177	$891,963
Commission expense	5,125,003	3,442,667
General and administrative expenses	805,518	710,432
Sales commissions amortized	80,894	80,843
Depreciation and amortization	27,801	26,695

Total operating expenses	$7,183,393	$5,152,600

OPERATING LOSS	$(168,117)	$(82,531)

OTHER INCOME (EXPENSES)
Interest and other income	$87,287	$4,237
Interest expense	(94,377)	(84,815)

Net other expenses	$(7,090)	$(80,578)

LOSS BEFORE INCOME TAX BENEFIT	$(175,207)	$(163,109)

INCOME TAX BENEFIT	56,406	12,198

NET LOSS	$(118,801)	$(150,911)

NET LOSS PER SHARE:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,754,430	13,515,116
Diluted	13,754,430	13,515,116

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,
		(Restated)
	2006	2005
OPERATING REVENUES
Fee income	$5,038,135	$3,499,210
Commissions	14,681,006	10,750,072

Total revenue	$19,719,141	$14,249,282

OPERATING EXPENSES
Compensation and benefits	$2,936,363	$2,531,665
Commission expense	14,331,318	9,690,750
General and administrative expenses	2,281,501	1,832,149
Sales commissions amortized	238,002	233,075
Depreciation and amortization	85,366	80,793

Total operating expenses	$19,872,550	$14,368,432

OPERATING LOSS	$(153,409)	$(119,150)

OTHER INCOME (EXPENSES)
Interest and other income	$199,924	$34,446
Interest expense	(259,877)	(216,109)

Net other expenses	$(59,953)	$(181,663)

LOSS BEFORE INCOME TAX BENEFIT	$(213,362)	$(300,813)

INCOME TAX BENEFIT	63,363	67,414

NET LOSS	$(149,999)	$(233,399)

NET LOSS PER SHARE:
Basic	$(.02)	$(.02)
Diluted	$(.02)	$(.02)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,676,009	13,391,630
Diluted	13,676,009	13,391,630

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
		(Restated)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,999)	$(233,399)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,366	74,544
Sales commissions amortized/charged off	237,375	233,075
Recruiting expense - stock	7,000	6,600
Loss on sale of available-for-sale securities	-	3,007
Compensation expense - options	129,200	254,300
(Increase) decrease in:
Accounts receivable	(372,538)	(460,726)
Income taxes receivable	154,246	-
Prepaids	24,511	11,229
Deferred tax asset	(36,802)	28,951
Deferred sales commissions capitalized, net of CDSC collected	(232,451)	(64,492)
Other assets	3,451	(63,036)
Increase (decrease) in:
Service fees payable	33,424	(21,386)
Accounts payable	123,159	181,647
Other liabilities	364,143	212,163
Net cash provided by operating activities	$370,085	$162,477

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(31,945)	$(50,515)
Purchase of available-for-sale securities	(5)	(5)
Sale of property and equipment	-	500
Purchase of goodwill	-	(209,907)
Net cash used by investing activities	$(31,950)	$(259,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$(953)	$(1,162)
Sale of subordinated corporate notes	-	2,000,000
Short-term borrowing	301,866	650,025
Reduction of short-term borrowing	(100,000)	(650,025)
Reduction of notes payable	(158,025)	(180,145)
Repayments from ESOP	5,020	5,020
Preferred dividends paid	(68,625)	(68,625)
Redemption of subordinated debentures	-	(595,000)
Redemption of convertible debentures	(250,000)	-
Reduction of other current liabilities	-	(366,440)
Net cash provided (used) by financing activities	$(270,717)	$793,648

NET INCREASE IN CASH AND CASH EQUIVALENTS	$67,418	$696,198

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,537,391	867,527

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,604,809	$1,563,725

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on available-for-sale securities	$(2)	$87
Increase (decrease) in goodwill	(24,941)	172,945
Decrease in other current liabilities	-	55,597
Increase (decrease) in other long-term liabilities	(24,941)	228,542
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006 and 2005

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of operating results for the entire year.

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

NOTE 4 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares will be subject to a put option, which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In May of 2006, the Company provided IPS Advisory with 158,603 common shares, which reflected the assets of the acquired fund at the one-year anniversary.  In September of 2006, the liability relating to this acquisition was valued at approximately $199,153 to reflect the assets in the acquired funds as of September 30, 2006.

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

On May 23, 2003, the Company acquired the management rights to the CNB Funds, which included the $13 million Canandaigua Equity Fund, a large-cap growth fund, and the $1 million Canandaigua Bond Fund.  The purchase agreement called for total consideration of approximately $285,000.  The majority of the purchase price, or approximately $160,000, was paid upon closing.  The remaining consideration of approximately $125,000, which was subject to adjustment based on retention of assets in the funds, was to be paid as follows:  $62,500 at the one-year anniversary of the closing date, and $62,500 at the two-year anniversary of the closing date.  The total purchase price was paid with available cash on hand.  In June of 2004, the one-year anniversary payment of approximately $44,000 was paid, which reflected the assets in the acquired funds at the one-year anniversary.  In June of 2005, the final payment of approximately $26,000 was made, which reflected the assets in the acquired funds at the two-year anniversary.

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2006, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2006	$7,351,637	$2,478,752	$9,830,389
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	(36,942)	-	(36,942)
Impairment losses	-	-	-
Balance as of September 30, 2006	$7,314,695	$2,478,752	$9,793,447

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

NOTE 6 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  The Company adopted SFAS No. 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the nine-month periods ended September 30, 2006 and 2005, were as follows:

	2006	2005
Compensation costs	$129,200	$254,300
Less: deferred tax benefit	50,680	99,745
Compensation costs, net of taxes	$78,520	$154,555

As a result of adopting SFAS No. 123R for stock-based compensations awards, the following amounts have been restated:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Loss before income tax benefit (expense)
As reported	$(83,009)	$(46,513)
Restated	(163,109)	(300,813)
Loss from continuing operations
As reported	$(103,400)	$(82,138)
Restated	(150,911)	(233,399)
Net loss
As reported	$(103,400)	$(82,138)
Restated	(150,911)	(233,399)
Basic loss per share
As reported	$(.01)	$(.01)
Restated	(.01)	(.02)
Diluted loss per share
As reported	$(.01)	$(.01)
Restated	(.01)	(.02)
Net cash provided by operating activities
As reported	$-	$162,477
Restated	-	162,477
Net cash provided by financing activities
As reported	$-	$793,648
Restated	-	793,648

Option activity for the twelve-month period ended December 31, 2005 and the nine-month period ended September 30, 2006 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value

Outstanding on January 1, 2005	3,835,613	$.55	$.29
Granted	1,412,500.49		.22
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2005	5,248,113	$.53	$.27
Granted	500,000.49		.26
Exercised	-	-	-
Canceled	-	-	-
Outstanding on September 30, 2006	5,748,113	$.53	$.27

Exercisable options at December 31, 2005 and September 30, 2006 were 5,248,113 and 5,748,113, respectively.

NOTE 7 - SUBSEQUENT EVENTS

On October 11, 2006, Integrity Mutual Funds, Inc. (the "Company") issued a $950,000 convertible promissory note to PawnMart, Inc., a Nevada corporation, in a private placement.  The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company.  The conversion price shall be equal to $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

Upon the occurrence of certain events, the holder of the note may declare the entire principal and unpaid accrued interest hereon immediately due and payable, by notice in writing to the Company.  These events include default in the payment of principal or interest, a material breach by the Company of any of the covenants of the note, bankruptcy or insolvency, or upon the commencement of an action against the Company seeking any bankruptcy, insolvency, reorganization, dissolution, or similar relief under any statute, law or regulation.

The issuance of the convertible promissory note was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of the Securities Act relating to transactions by an issuer not involving a public offering.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

September 30, 2006

Revenues from external customers	$1,641,481	$5,373,795	$7,015,276
Intersegment revenues	-	38,014	38,014
Interest expense	94,377	-	94,377
Stock-based employee compensation	45,600	-	45,600
Sales commissions amortized	80,894	-	80,894
Depreciation and amortization	26,850	951	27,801
Income (loss) before income tax benefit (expense)	(424,730)	249,523	(175,207)
Income tax benefit (expense)	154,206	(97,800)	56,406
Net income (loss)	(270,524)	151,723	(118,801)

September 30, 2005

Revenues	$1,458,226	$3,611,843	$5,070,069
Interest expense	84,815	-	84,815
Stock-based employee compensation	80,100	-	80,100
Sales commissions amortized	80,843	-	80,843
Depreciation and amortization	26,248	447	26,695
Income (loss) before income tax benefit (expense)	(309,310)	146,201	(163,109)
Income tax benefit (expense)	69,498	(57,300)	12,198
Net income (loss)	(239,812)	88,901	(150,911)

	Mutual Fund	Broker-Dealer
As of, and for the nine months ended:	Services	Services	Total

September 30, 2006

Revenues from external customers	$4,718,975	$15,000,166	$19,719,141
Intersegment revenues	-	77,091	77,091
Interest expense	259,877	-	259,877
Stock-based employee compensation	129,200	-	129,200
Sales commissions amortized	238,002	-	238,002
Depreciation and amortization	83,000	2,366	85,366
Income (loss) before income tax benefit (expense)	(883,620)	670,258	(213,362)
Income tax benefit (expense)	326,063	(262,700)	63,363
Net income (loss)	(557,557)	407,558	(149,999)
Segment assets	12,834,470	2,636,104	15,470,574
Expenditures for segment assets	21,888	10,057	31,945

September 30, 2005

Revenues	$3,965,052	$10,284,230	$14,249,282
Interest expense	216,109	-	216,109
Stock-based employee compensation	254,300	-	254,300
Sales commissions amortized	233,075	-	233,075
Depreciation and amortization	79,930	863	80,793
Income (loss) before income tax benefit (expense)	(803,865)	503,052	(300,813)
Income tax benefit (expense)	264,614	(197,200)	67,414
Net income (loss)	(539,251)	305,852	(233,399)
Segment assets	13,444,781	1,908,202	15,352,983
Expenditures for segment assets	43,126	7,389	50,515

Reconciliation of Segment Information

	For the Three Months Ended:
	September 30, 2006	September 30, 2005
Revenues:
Total revenues for reportable segments	7,053,290	5,070,069
Elimination of intercompany revenues	(38,014)	-
Consolidated total revenues	$7,015,276	$5,070,069

Profit:
Total reportable segment loss	$(118,801)	$(150,911)

	As of, and for the nine months ended:
	September 30, 2006	September 30, 2005
Revenues:
Total revenues for reportable segments	19,796,232	14,249,282
Elimination of intercompany revenues	(77,091)	-
Consolidated total revenues	$19,719,141	$14,249,282

Profit:
Total reportable segment loss	$(149,999)	$(233,399)

Assets:
Total assets for reportable segments	$15,470,574	$15,352,983
Elimination of intercompany receivables	(78,392)	(78,392)
Consolidated assets	$15,392,182	$15,274,591

A substantial portion of the Company's revenues depends upon the amount of assets under its management/service. Assets under management/service can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT/SERVICE

By Investment Objective

As of September 30,	2006	2005	% Change

FIXED INCOME
Tax-Free Funds	$211,374,142	$225,996,985	(6.5)%
Taxable Funds (Corporate/Government)	123,235,706	53,292,200	131.2%

TOTAL FIXED INCOME FUNDS	$334,609,848	$279,289,185	19.8%

EQUITY
Equity Funds	$84,357,640	$105,945,791	(20.4)%
Fund of Funds	7,675,260	6,068,087	26.5%

TOTAL EQUITY FUNDS	$92,032,900	$112,013,878	(17.8)%

TOTAL ASSETS UNDER MANAGEMENT/SERVICE	$426,642,748	$391,303,063	9.0%

Average for the nine month periods	$402,373,071	$376,138,465	7.0%

Assets under the Company's management/service were $426,642,748 at September 30, 2006, an increase of 11.7% from $381,914,392 at December 31, 2005, and an increase of 9.0% from $391,303,063 at September 30, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
		(Restated)		(Restated)
	2006	2005	2006	2005
Net loss	$(118,801)	$(150,911)	$(149,999)	$(233,399)
Loss per share:
Basic	$(.01)	$(.01)	$(.02)	$(.02)
Diluted	$(.01)	$(.01)	$(.02)	$(.02)

The Company reported a net loss for the quarter ended September 30, 2006, of $118,801, compared to a restated net loss of $150,911 for the same quarter in 2005.  The Company reported a net loss for the nine months ended September 30, 2006, of $149,999, compared to a restated net loss of $233,399 for the same period in 2005.

Operating revenues

Total operating revenues for the three months ended September 30, 2006, were $7,015,276, an increase of 38% from $5,070,069 for the same period in 2005.  Total operating revenues for the nine months ended September 30, 2006, were $19,719,141, an increase of 38% from $14,249,282 for the same period in 2005.  The increases resulted from increased fee income received from the Funds, as well as increased commission and fee income relating to CFS.

Fee Income

Fee income for the three months ended September 30, 2006, was $1,823,206, an increase of 46% from $1,246,997 for the same period in 2005.  Fee income for the nine months ended September 30, 2006, was $5,038,135, an increase of 44% from $3,499,210 for the same period in 2005.  The increases were due to fees received in connection with new Funds that were acquired and/or opened during 2005, and fees derived from asset growth resulting from new sales in certain of the Funds.  The increases were also due to fees derived from additional assets under management in CFS's registered investment advisor, resulting from recruiting efforts during 2005.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These fees constituted 8% of the Company's consolidated revenues for the nine months ended September 30, 2006.

The Company also earns investment advisory fees in connection with CFS's registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company's consolidated revenues for the nine months ended September 30, 2006.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 8% of the Company's consolidated revenues for the nine months ended September 30, 2006.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 5% of the Company's consolidated revenues for the nine months ended September 30, 2006.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the three months ended September 30, 2006, was $5,192,070, an increase of 36% from $3,823,072 for the same period in 2005.  Commission income for the nine months ended September 30, 2006, was $14,681,006, an increase of 37% from $10,750,072 for the same period in 2005.  The increases were due primarily to recruiting efforts for new registered representatives in CFS during 2005.  Commission revenues constituted 74% of the Company's consolidated revenues for the nine months ended September 30, 2006.

Operating expenses

Total operating expenses for the three months ended September 30, 2006, were $7,183,393, an increase of 39% from $5,152,600 for the same period in 2005.  Total operating expenses for the nine months ended September 30, 2006, were $19,872,550, an increase of 38% from $14,368,432 for the same period in 2005.  The increases resulted primarily from increased commission expense, which corresponds to increases in fee and commission income.

Compensation and benefits

Total compensation and benefits expense for the three months ended September 30, 2006, was $1,144,177, an increase of 28% from $891,963 for the same period in 2005.  Total compensation and benefits expense for the nine months ended September 30, 2006, was $2,936,363, an increase of 16% from $2,531,665 for the same period in 2005.  The increases result primarily from the addition of new employees to the Company over the past twelve months, increased incentive overrides paid to certain employees for the recruitment of new registered representatives in the Company's broker-dealer segment, and a separation agreement entered into by the Company with a former employee.

On July 13, 2006, Integrity Mutual Funds, Inc., entered into an agreement with Jerry J. Szilagyi, Senior Vice President of Business Development, the terms of which provide for the termination of Mr. Szilagyi's employment agreement and his separation from the Company, effective as of July 16, 2006.  Pursuant to the terms of the Agreement, the Company has agreed to pay Mr. Szilagyi $210,000 over the next ten months and certain additional compensation, including amounts with respect to assets under management in certain of the Company's mutual funds.  The $210,000 separation payment was expensed in July of 2006.

The Company compensates a team of employee-status and contracted individuals to wholesale the Funds to non-affiliated registered representatives and financial advisers.  Employee-status individuals are paid a base salary, plus an incentive override on sales.  Contracted individuals are paid on a straight commission basis.  Both classes of wholesalers are allowed a monthly expense account to cover costs required to support their sales effort.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual.  These expenses can be expected to increase in proportion to an increase in gross sales.

Currently, the wholesaling team consists of fifteen wholesalers, seven of which are employee-status.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2006 and 2007.

Commission expense

Total commission expense for the three months ended September 30, 2006, was $5,125,003, an increase of 49% from $3,442,667 for the same period in 2005.  Total commission expense for the nine months ended September 30, 2006, was $14,331,318, an increase of 48% from $9,690,750 for the same period in 2005.  The increases correspond with the increases in fee and commission income.

General and administrative expenses

Total general and administrative expenses for the three months ended September 30, 2006, were $805,518, an increase of 13% from $710,432 for the same period in 2005.  Total general and administrative expenses for the nine months ended September 30, 2006, were $2,281,501, an increase of 25% from $1,832,149 for the same period in 2005.  The increases are attributable to increased sub-advisory fees paid to outside investment advisors for advisory services provided to some of the Funds.  The amounts of sub-advisory fees paid are based on Fund net asset levels.  The increases are also attributable to increased incentive overrides paid to the Company's contracted wholesalers due to increased sales in the funds.

The Company compensates a team of employee-status and contracted individuals to wholesale the Funds to non-affiliated registered representatives and financial advisers.  Employee-status individuals are paid a base salary, plus an incentive override on sales.  Contracted individuals are paid on a straight commission basis.  Both classes of wholesalers are allowed a monthly expense account to cover costs required to support their sales effort.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual.  These expenses can be expected to increase in proportion to an increase in gross sales.

Currently, the wholesaling team consists of fifteen wholesalers, seven of which are employee-status.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2006 and 2007.

Liquidity and capital resources

Net cash provided by operating activities was $370,085 for the nine months ended September 30, 2006, as compared to net cash provided by operating activities of $162,477 during the nine months ended September 30, 2005.  The increase related primarily to 2004 and 2005 income tax refunds received in 2006.

Net cash used by investing activities was $31,950 for the nine months ended September 30, 2006, compared to net cash used by investing activities of $259,927 for the nine months ended September 30, 2005.  The primary investing activity for the nine months ended September 30, 2006 was the purchase of computer equipment.  The primary investing activity for the nine months ended September 30, 2005 was the acquisition of the management rights to the IPS Millennium Fund and the IPS New Frontier Fund.  (See Note 4 - Business Acquisitions).

Net cash used by financing activities was $270,717 for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $793,648 for the nine months ended September 30, 2005.  The major financing activities for the nine months ended September 30, 2006, were the repayment of $250,000 of convertible debentures that matured on January 15, 2006, pursuant to the Company's acquisition of CFS, the repayment of $258,025 of bank debt, and a cash injection of $301,866 to an existing loan with First Western Bank pursuant to a loan modification.

At September 30, 2006, the Company held $1,604,809 in cash and cash equivalents, as compared to $1,537,391 at December 31, 2005.  Liquid assets, which consist of cash and cash equivalents and securities available-for-sale, increased to $1,605,021 at September 30, 2006, from $1,537,599 at December 31, 2005.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

The Company has had cash requirements to meet several liabilities coming due in 2006.  In January of 2006, the Company repaid $250,000 of convertible debentures that matured pursuant to its acquisition of CFS, which was paid by using available cash.  In May of 2006, an existing loan with First Western Bank was modified.  The modification called for a $301,866 cash injection to the outstanding balance of the loan.  After the modification, the loan carried an interest rate of 8.25%, and based on the monthly payments of $23,200, would be paid in full on May 10, 2010.  In June of 2006, the Company paid off its $100,000 revolving bank line of credit, which was paid by utilizing a portion of the proceeds received from the above mentioned cash injection.

On October 11, 2006, the Company issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement.  (See Note 7 - Subsequent Events).  The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company.  The conversion price shall be equal to $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.  Approximately $845,000 of the $950,000 in convertible promissory note proceeds was used to pay off the existing loan with First Western Bank mentioned above.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2006	-	-	-	$597,754
August 2006	-	-	-	$597,754
September 2006	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	November 14, 2006	By /s/ Robert E. Walstad

Robert E. Walstad
Chief Executive Officer,
Chairman, and Director
(Principal Executive Officer)

Date:	November 14, 2006	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)