Form 10KSB
period 2006-12-31
INTEGRITY MUTUAL FUNDS INC
filed 2007-03-16
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
YES [   ]  NO [X]

The issuer's revenues for the year ended December 31, 2006, were $26,786,964.

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2007: $8,713,293.

On February 28, 2007, there were 13,717,146 shares of the issuer's common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2007, are incorporated by reference in certain sections of Part III.

Transitional Small Business Disclosure Format:             YES [   ]  NO [X]

10-KSB
INTEGRITY MUTUAL FUNDS, INC.
INDEX

PART I

Item 1.    Description of Business

BUSINESS DEVELOPMENT

Integrity Mutual Funds, Inc. ("the Company"), is a holding company engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies including ND Tax-Free Fund, Inc. ("ND Tax-Free Fund"), Montana Tax-Free Fund, Inc. ("Montana Tax-Free Fund"), and Integrity Fund of Funds, Inc. ("Integrity Fund of Funds").  Integrity Managed Portfolios consists of one open-end investment company containing six separate portfolios including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund. The Integrity Funds currently consists of one open-end investment company containing seven separate portfolios including the Integrity Value Fund, Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, Integrity Growth & Income Fund, and Integrity All Season Fund.  The Company also sells mutual funds, insurance products, and various other securities through another wholly owned subsidiary, Capital Financial Services, Inc. ("CFS").

As of December 31, 2006, total assets under management in the Funds were $442,008,564, compared to $381,914,392 as of December 31, 2005 and $360,055,850 as of December 31, 2004.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation by Robert E. Walstad, founder and Chairman Emeritus of the Company.  The Company's principal offices are located at 1 Main Street North, Minot, North Dakota 58703.  The Company also has an office in Huntington, New York.  As of December 31, 2006, the Company had 50 full-time employees and 2 part-time employees, consisting of officers, investment management, securities distribution, shareholder services, data processing, compliance, accounting, and clerical support staff.

On February 12, 2004, the Company entered into a joint venture agreement with SMH Capital Advisors, Inc.  In accordance with the agreement, the Company set up a Fund as a new series under the Integrity Funds called the Integrity High Income Fund.  The Company's wholly owned subsidiary, Integrity Money Management, Inc., serves as the Fund's investment advisor.  SMH Capital Advisors, Inc., serves as the Fund's investment sub-advisor.  The Company's wholly owned subsidiary, Integrity Funds Distributor, Inc., serves as distributor to the Fund, and the Company's wholly owned subsidiary, Integrity Fund Services, Inc., serves as administrator, transfer agent, and fund accountant to the Fund.  The initial set-up of the Fund did not require a material cash outlay by the Company.  The assets of the Integrity High Income Fund were approximately $143 million as of December 31, 2006.

On January 27, 2005, the Company entered into a joint venture agreement with All Season Financial Advisors, Inc.  In accordance with the agreement, the Company set up a Fund as a new series under the Integrity Funds called the Integrity All Season Fund.  The Company's wholly owned subsidiary, Integrity Money Management, Inc., serves as the Fund's investment advisor.  All Season Financial Advisors, Inc., serves as the Fund's investment sub-advisor.  The Company's wholly owned subsidiary, Integrity Funds Distributor, Inc., serves as distributor to the Fund, and the Company's wholly owned subsidiary, Integrity Fund Services, Inc., serves as administrator, transfer agent, and fund accountant to the Fund.  The initial set-up of the Fund did not require a material cash outlay by the Company.  The assets of the Integrity All Season Fund were approximately $17 million as of December 31, 2006.

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In April of 2006, the one-year anniversary payment of approximately 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In December of 2006, the liability relating to this acquisition was valued at approximately $199,000 to reflect the assets in the acquired funds as of December 31, 2006.

THE COMPANY'S SUBSIDIARIES

The Company derives most of its income from two lines of business.  The first line of business provides investment management, distribution, shareholder services, fund accounting, and other related administrative services to the Funds. The other provides order processing, regulatory oversight, concession processing, and other related services to registered securities representatives transacting securities business for their clients. As a result, the Company is economically dependent on the Funds, the representatives, and others, for substantially all of its revenue and income. These businesses are conducted through the wholly owned subsidiary companies described below. Revenues generated by the subsidiaries' fund services are derived primarily from fees based on the level of assets under management. Revenues generated by the broker-dealer's support of securities sales are derived primarily through a sharing of sales concessions paid by the products being sold to clients.

Integrity Money Management, Inc.

Integrity Money Management, Inc. ("Integrity Money Management") is registered as an investment advisor with the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940 (the "Advisers Act").  Integrity Money Management provides investment advisory services under investment advisory agreements with the Funds.  As of December 31, 2006, Integrity Money Management managed $442,008,564 of assets under management.

Integrity Funds Distributor, Inc.

Integrity Funds Distributor, Inc. ("Integrity Funds Distributor") is registered with the SEC as a broker-dealer and is also a member of the National Association of Securities Dealers, Inc. (the "NASD"). Integrity Funds Distributor serves as principal underwriter and distributor for the Funds.  Integrity Funds Distributor earns the underwriter's portion of front-end sales loads ("FESLs") in connection with sales of shares of Funds subject to FESLs, Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Funds, and contingent deferred sales charges ("CDSCs") in connection with redemptions of shares of Funds subject to CDSCs.  Effective October 1, 2004, Integrity Funds Distributor acquired and assumed all of the assets, liabilities, and business of ND Capital, Inc., a wholly owned broker-dealer subsidiary of the Company.  The reorganization was designed to increase operating efficiency and promote cost savings.

Integrity Fund Services, Inc.

Integrity Fund Services, Inc. ("Integrity Fund Services") is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the "Exchange Act").  Integrity Fund Services provides shareholder record-keeping services and acts as transfer agent and dividend-paying agent for the Funds.  Integrity Fund Services also provides business management services, including fund accounting, compliance, and other related administrative activities for the Funds.  Integrity Fund Services is compensated for providing these services under agreements with each Fund, and is reimbursed for certain out-of-pocket expenses.

Capital Financial Services, Inc.

Capital Financial Services, Inc. ("CFS") is a full-service brokerage firm.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 300 investment representatives and investment advisors.

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

Generally, each Fund pays Integrity Money Management an investment advisory fee, payable monthly and based on the Funds' net assets.  Investment advisory fees are generally either voluntarily or contractually waived or reduced, and the investment advisor may absorb other Fund expenses for a period of time to ensure that the Funds have competitive fee structures.

The investment advisory agreements pursuant to which Integrity Money Management provides investment advisory services continue in effect for successive annual periods as long as such continuance is approved annually by (a) either (i) the relevant Fund's Board of Directors or Trustees, or (ii) a vote of the holders of a majority of the relevant Fund's outstanding voting securities, and (b) a majority of the relevant Funds' directors or trustees who are not parties to the investment advisory agreement or interested persons of a party to such agreement within the meaning of the Investment Company Act of 1940.

Either party may terminate the investment advisory agreement without penalty after specified written notice.  Each investment advisory agreement also automatically terminates in the event of its "assignment," as defined in the Investment Company Act of 1940.  To date, no such investment advisory agreements have been terminated.

Transfer Agency, Fund Accounting, and Administrative Services

Transfer agency, fund accounting, and other shareholder administrative services are provided to the Funds by Integrity Fund Services.  Integrity Fund Services receives fees from the Funds for providing such services pursuant to contracts with the Funds.  The contracts generally provide for Integrity Fund Services to be paid its servicing fees based on the net assets of each Fund, subject to certain minimum fees per Fund.  The Funds' board of directors or trustees approves the contracts between the Funds and Integrity Fund Services annually.

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

Integrity Funds Distributor earns the underwriter's portion of FESLs received in connection with sales of Fund shares subject to FESLs effected by other broker-dealers, and also earns CDSCs in connection with redemptions of Fund shares subject to CDSCs.

Each of the Funds (other than Kansas Insured Intermediate Fund and Integrity Fund of Funds) has adopted a Rule 12b-1 plan pursuant to which Integrity Funds Distributor earns Rule 12b-1 fees in connection with its distribution of Fund shares.  Integrity Funds Distributor pays other broker-dealers a portion of these fees and retains the balance.

The 12b-1 Plans are established for an initial term of one year.  Thereafter, the Board of Directors or Trustees, including a majority of the disinterested directors or trustees of each Fund, must approve them annually.  Each Plan is subject to termination at any time by a majority of the Funds' disinterested directors or trustees or by the Funds' shareholders.

Brokerage Commissions

CFS's primary source of revenue is commission revenue in connection with sales of shares of mutual funds, insurance products, and various other securities.  CFS receives commission and Rule 12b-1 servicing revenue generated from the sale of investment products originated by its registered representatives. CFS also receives investment advisory revenue in connection with its registered investment advisor. CFS pays a portion of the revenue generated to its registered representatives and retains the balance.

REGULATION

Virtually all aspects of the Company's businesses are subject to various complex and extensive federal and state laws and regulations.  Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company's subsidiaries, record-keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees.  Certain of the Company's subsidiaries are registered with various federal and state government agencies, including the SEC, as well as the NASD, a self-regulatory industry organization, as described below.

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

COMPETITION

The financial services industry is highly competitive.  Industry sources indicate that there are approximately 8,000 open-end investment companies of varying sizes, investment objectives and policies, which offer their shares to the investing public in the United States.  Since its inception, the Company has competed with numerous larger, more established mutual fund management organizations.  The Company is also in competition with the financial services and investment alternatives offered by stock brokerage firms, insurance companies, banks, savings and loans associations, and other financial institutions, as well as investment advisory firms.  The Company sells Fund shares principally through third party broker-dealers.  The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds, which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds that sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares. This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares which could have a materially adverse effect on the Company's earnings.

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

RECENT DEVELOPMENTS

On January 24, 2007, Integrity Mutual Funds, Inc., announced that Robert E. Walstad, founder, Chief Executive Officer and Chairman of its Board of Directors is retiring from his positions with the Company, effective February 1, 2007.  Concurrent with the retirement, the Company announced that Mark R. Anderson, President and Chief Operating Officer of the Company, would succeed Mr. Walstad as Director and Chief Executive Officer of the Company.

In connection with Mr. Walstad's retirement, the Company has entered into a Separation Agreement with Mr. Walstad, dated January 24, 2007 (the "Separation Agreement").  Under the terms of the Separation Agreement, subject to Mr. Walstad meeting his obligations thereunder in all material respects, Mr. Walstad is entitled to receive a cash payment in the amount of $274,500, options to purchase 60,000 common shares, and certain commission payments. These payments are more fully described in Exhibit 10.8f to this report.

On February 16, 2007, Integrity Mutual Funds, Inc. announced that it had signed an agreement to acquire certain assets of United Heritage Financial Services (UHFS).  UHFS currently has 120 independent registered representatives and is a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS's registered representatives will become part of Capital Financial Services, Inc. (CFS), the retail brokerage division of Integrity.

Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, Integrity Mutual Funds, Inc. agrees to pay to UHFS 500,000 restricted IMFD shares and a deferred earn out cash payment totaling a maximum of $900,000 to be paid in 21 quarterly installments.

AVAILABILITY OF SEC REPORTS

All SEC reports are made available on the Company's website at http://corp.integrityfunds.com.  These reports, including annual reports on Form 10-KSB, quarterly reports of Form 10-QSB, and current reports on Form 8-K, are available on the same day they are filed with the SEC.

Item 2.            Description of Property

The Company operates the majority of its business out of its location at 1 Main Street North, Minot, North Dakota.  The Company owns the building and currently occupies approximately 15,000 square feet of office space in the 28,000 square foot building.  As of December 31, 2006, the building has a $380,651 mortgage.  The Company also currently leases approximately 800 square feet of office space in Huntington, New York for part of its investment advisory services.

Item 3.            Legal Proceedings

The Company has no pending legal proceedings that are material to the financial affairs of the Company.

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters

Information about the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol IMFD.  The Company's stock began trading on the OTC Bulletin Board on November 7, 1997.  On May 31, 2002, the shareholders of the Company approved a two for one (2:1) stock split of the issued and outstanding common stock of the Company, which took effect on July 1, 2002.  On December 29, 2006, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.60 per share. At February 28, 2007, there were approximately 771 shareholders of record.

The following table sets forth the high and low closing prices for the Company's common stock.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2006		2005
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	.400	.310	.460	.360
Second Quarter	.470	.350	.420	.300
Third Quarter	.490	.410	.390	.300
Fourth Quarter	.600	.460	.390	.300

The Company has not paid a dividend with respect to its common stock, nor does the Company anticipate paying dividends in the foreseeable future.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

On October 11, 2006, the Company issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement.  The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company.  The conversion price shall be equal to $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.   Approximately $845,000 of the $950,000 in convertible promissory note proceeds was used to pay off an existing loan with First Western Bank.

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2006	-	-	-	$597,754
November 2006	-	-	-	$597,754
December 2006	-	-	-	$597,754
Total	-	-	-	$597,754

Item 6.            Management's Discussion and Analysis of Financial Condition and Results of Operations

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

ASSETS UNDER MANAGEMENT

By Investment Objective

As of December 31,	2006	2005	2004
FIXED-INCOME
Tax-Free Funds	$207,235,701	$213,405,941	$267,867,980
Taxable Funds (Corporate/Government)	143,385,144	62,121,269	20,983,945
TOTAL FIXED-INCOME FUNDS	$350,620,845	$275,527,210	$288,851,925

EQUITY
Fund of Funds	$9,889,657	$6,029,000	$6,517,292
Equity Funds	81,498,062	100,358,182	64,686,633
TOTAL EQUITY FUNDS	$91,387,719	$106,387,182	$71,203,925

TOTAL ASSETS UNDER MANAGEMENT	$442,008,564	$381,914,392	$360,055,850

A substantial portion of the Company's revenues depends upon the amount of assets under its management.  Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.  Assets under the Company's management increased by $60,094,172 (15.7%) in 2006 compared to 2005 and increased by $21,858,542 (6.1%) in 2005 compared to 2004.  Fixed income assets increased by 27.3% in 2006 compared to 2005, and decreased by 4.6% in 2005 compared to 2004.  Fixed income assets accounted for 79.3% of the total assets under management in 2006 and 72.1% in 2005.  Equity assets decreased by 14.1% in 2006 compared to 2005, and increased 49.4% in 2005 compared to 2004. Equity assets accounted for 20.7% of total assets under management in 2006 and 27.9% in 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Company's Consolidated Statements of Operations and the percentage change in those amounts from period to period.

				Variance 2006 to 2005	Variance 2005 to 2004

	2006	2005	2004

OPERATING REVENUES
Fee income	$6,732,222	$4,788,853	$4,382,788	40.6%	9.3%
Commission income	20,054,742	14,651,903	12,607,783	36.9%	16.2%
Total revenue	$26,786,964	$19,440,756	$16,990,571	37.8%	14.4%

OPERATING EXPENSES
Compensation and benefits	$3,729,425	$3,330,165	$3,120,309	12.0%	6.7%
Commission expense	19,370,607	13,283,057	11,405,775	45.8%	16.5%
General and administrative expenses	2,242,721	2,139,042	2,166,954	4.8%	(1.3)%
Sub-advisory expenses	887,896	432,534	41,084	105.3%	952.8%
Sales commissions amortized	334,254	316,928	321,942	5.5%	(1.6)%
Depreciation and amortization	157,361	143,155	99,525	9.9%	43.8%
Total operating expenses	$26,722,264	$19,644,881	$17,155,589	36.0%	14.5%

OPERATING INCOME (LOSS)	$64,700	$(204,125)	$(165,018)	131.7%	(23.7)%

OTHER INCOME (EXPENSES)
Interest and other income	$233,610	$54,896	$66,155	325.6%	(17.0)%
Interest expense	(346,606)	(301,934)	(275,247)	14.8%	9.7%
Net other expenses	$(112,996)	$(247,038)	$(209,092)	(54.3)%	18.1%

LOSS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(48,296)	$(451,163)	$(374,110)	(89.3)%	20.6%

INCOME TAX BENEFIT (EXPENSE)	(11,091)	118,750	124,110	109.3%	4.3%

NET LOSS	$(59,387)	$(332,413)	$(250,000)	(82.1)%	33.0%

LOSS PER COMMON SHARE:	(.01)	(.03)	(.03)

Year Ended December 31, 2006, compared with Year Ended December 31, 2005:

Operating Revenues - Total operating revenues for 2006 were $26,786,964, an increase of 37.8% from $19,440,756 in 2005.  The increase results from increased fee income received from the Funds, as well as increased commission and fee income relating to CFS.

Fee Income - Fee income for 2006 was $6,732,222, a 40.6% increase from $4,788,853 in 2005.  The increase was due to fees received in connection with new Funds that were acquired and/or opened during 2005, and fees derived from asset growth resulting from new sales in certain of the Funds.  The increase was also due to fees derived from additional assets under management in CFS' registered investment advisor, resulting from recruiting efforts during 2005 and 2006.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These fees constituted 7% of the Company's consolidated revenues in 2006.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company's consolidated revenues in 2006.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 8% of the Company's consolidated revenues in 2006.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 5% of the Company's consolidated revenues in 2006.

Commission Income - Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for 2006 was $20,054,742, a 36.9% increase over $14,651,903 in 2005.  The increase was due primarily to recruiting efforts for new registered representatives in CFS during 2005 and 2006.  Commission revenues constituted 75% of the Company's consolidated revenues in 2006.

Operating Expenses - Total operating expenses for 2006 were $26,722,264, a 36.0% increase from $19,644,881 in 2005.  The increase resulted primarily from increased commission expense, which corresponds to increases in fee and commission income.

Compensation and Benefits - Compensation and benefits expense for 2006 was $3,729,425, a 12.0% increase from $3,330,165 in 2005.  The increase results primarily from increased incentive overrides paid to certain employees for the recruitment of new registered representatives in the Company's broker-dealer segment, and a separation agreement entered into by the Company with a former employee.

On July 13, 2006, Integrity Mutual Funds, Inc., entered into an agreement with Jerry J. Szilagyi, Senior Vice President of Business Development, the terms of which provide for the termination of Mr. Szilagyi's employment agreement and his separation from the Company, effective as of July 16, 2006.  Pursuant to the terms of the Agreement, the Company agreed to pay Mr. Szilagyi $210,000 over a ten month period and certain additional compensation, including amounts with respect to assets under management in certain of the Company's mutual funds.  The $210,000 separation payment was expensed in July of 2006.

The Company compensates a team of employee-status individuals to wholesale the Funds to non-affiliated registered representatives and financial advisors.  Employee-status individuals are paid a base salary, plus an incentive override on sales.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual.  These expenses can be expected to increase in proportion to an increase in gross sales.  Currently, the wholesaling team consists of fifteen wholesalers, eleven of which are employee-status.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2007.

Commission Expense - Commission expense for 2006 was $19,370,607, a 45.8% increase from $13,283,057 in 2005. The increase corresponds with the increases in fee and commission income.

General and Administrative Expenses - Total general and administrative expenses for 2006 were $2,242,721, an increase of 4.8% from $2,139,042 in 2005.  The increase was due primarily to increased incentive overrides paid to the Company's contracted wholesalers resulting from increased sales in the Funds, as well as increased recruiting costs in the Company's broker-dealer segment.

The Company compensates a team of independent contractors to wholesale the Funds to non-affiliated registered representatives and financial advisors.  Contracted individuals are paid on a straight commission basis.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual.  Employee status and contracted wholesalers are allowed a monthly expense account to cover costs required to support their sales effort.  These expenses can be expected to increase in proportion to an increase in gross sales.  Currently, the wholesaling team consists of fifteen wholesalers, four of which are independent contractors.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2007.

Sub-advisory Expenses - Sub-advisory expenses for 2006 were $887,896, a 105.3% increase from $432,534 in 2005.  The increase was due to sub-advisory fees paid in connection with new Funds that were acquired and/or opened during 2005, and higher levels of fees paid due to asset growth resulting from new sales in certain of the Funds.  Sub-advisory fees are paid to outside investment advisors for advisory services provided to some of the Funds.  The amount of sub-advisory fees paid out will continue to increase as the net asset levels in certain of the Funds continue to increase.

Sales Commissions Amortized - Sales commissions paid to broker-dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares), are capitalized and amortized on a straight-line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds.  Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred.  The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue.  Amortization of deferred sales commissions for 2006 was $334,254, a 5.5% increase from $316,928 in 2005.  These expenses can be expected to increase if sales of shares of Funds sold without a FESL increase.

Depreciation and Amortization - Depreciation and amortization for 2006 was $157,361, a 9.9% increase from $143,155 in 2005.  The primary reason for the change was an increase in amortization of computer software costs.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets.  Under SFAS No. 142, the Company no longer amortizes its goodwill and certain other intangibles over their estimated useful lives.  Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test.  There were no impairment adjustments made during 2006.

Interest and Other Income - Interest and other income for 2006 was $233,610, a 325.6% increase from $54,896 in 2005.  Other income is comprised, in part, from income derived from mark-ups on services billed back to registered representatives.

Interest Expense - Interest expense was $346,606 for 2006, a 14.8% increase from $301,934 in 2005.  The increase was primarily the result of the issuance of $2 million of 9¼% subordinated corporate notes during 2005, which was used, in part, to retire $595,000 of 12% subordinated debentures that matured in June of 2005.

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

Operating Expenses - Total operating expenses for 2005 were $19,644,881, a 14.5% increase from $17,155,589 in 2004.  The increase resulted primarily from increased commission expense, which corresponds to the increase in commission income.

Compensation and Benefits - Compensation and benefits expenses for 2005 were $3,330,165, a 6.7% increase from $3,120,309 in 2004.  The increase results primarily from the addition of several new employees to the Company over the past twelve months, increased incentive overrides paid to certain employees for sales, the recruitment of new registered representatives and new business acquisitions, and a 401(k) match of up to 4% of employee deferrals that was implemented effective January 1, 2005.

Commission Expense - Commission expense for 2005 was $13,283,057, a 16.5% increase from $11,405,775 in 2004. The increase corresponds to the increase in commission income.

General and Administrative Expenses - Total general and administrative expense for 2005 were $2,139,042, a decrease of 1.3% from $2,166,954 in 2004.

Sub-advisory Expenses - Sub-advisory expenses for 2005 were $432,534, a 952.8% increase from $41,084 in 2004.  The increase was due to sub-advisory fees paid in connection with new Funds that were acquired and/or opened during 2004 and 2005.  Sub-advisory fees are paid to outside investment advisors for advisory services provided to some of the Funds.  The amount of sub-advisory fees paid out will continue to increase as the net asset levels in certain of the Funds continue to increase.

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

FINANCIAL CONDITION

On December 31, 2006, the Company's assets aggregated $15,466,130, an increase of 1.8% from $15,192,914 in 2005, due to increases in cash and cash equivalents, securities available-for-sale, and accounts receivable, offset by decreases in income taxes receivable, deferred tax assets, prepaids, net property and equipment, deferred sales commissions, goodwill, and other assets.  Stockholders equity was $9,398,208 on December 31, 2006, compared to $9,403,721 on December 31, 2005.

On December 31, 2005, the Company's assets aggregated $15,192,914, an increase of 9.2% from $13,907,987 in 2004, due to increases in cash and cash equivalents, accounts receivable, income taxes receivable, deferred tax assets, prepaids, and goodwill, offset by decreases in securities available-for-sale, net property and equipment, deferred sales commissions, and other assets.  Stockholders equity was $9,403,721 on December 31, 2005, a decrease of 1.1% from $9,505,829 on December 31, 2004, primarily the result of the net loss of $332,413 and preferred dividends of $91,500, offset by increased additional paid-in capital related to option compensation recorded in connection with the adoption of SFAS No. 123R.

Cash provided by operating activities was $547,699 in 2006, a 125.3% increase from $243,075 in 2005. During the year ended December 31, 2006, the Company used net cash of $47,990 for investing activities.  The primary use of cash for investing activities in 2006 was the purchase of property and equipment.  Net cash used by financing activities during the year was $185,850, primarily the net effect of $301,866 in short-term bank borrowings and the issuance of a $950,000 convertible promissory note, offset by $250,000 paid to redeem convertible debentures that matured in January of 2006, $1,124,866 paid to repay bank debt, and $68,625 of preferred dividends paid.

Cash provided by operating activities was $243,075 in 2005, a 47.0% decrease from $458,825 in 2004. During the year ended December 31, 2005, the Company used net cash of $308,119 for investing activities.  Cash provided from investing activities during the year included $5,281 in proceeds received from the sale of available-for-sale securities held by the Company and $500 in proceeds received from the sale of property and equipment.  Cash used for investing activities during 2005 included $232,407 related to the acquisitions of several new mutual funds, and $81,493, which was used primarily to purchase computer equipment and remodel workspace. Net cash provided by financing activities during the year was $734,907, primarily the net effect of $2,000,000 in proceeds received from the issuance of subordinated corporate notes and $650,025 in proceeds received from short-term bank borrowings, offset by $595,000 paid to redeem subordinated debentures that matured in June of 2005, $116,440 in final payments relating to the acquisitions of several new mutual funds in 2003, $890,023 of debt repayment, $68,625 of preferred dividends paid, and $250,000 to purchase the Company's common stock pursuant to a put option in the purchase agreement by which CFS was acquired.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2006, the Company held $1,851,249 in cash and cash equivalents, as compared to $1,537,391 on December 31, 2005, and $867,528 on December 31, 2004.  Liquid assets, which consist of cash and cash equivalents and securities available-for-sale, totaled $1,851,462 at December 31, 2006, as compared to $1,537,599 on December 31, 2005, and $873,017 on December 31, 2004.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

In January of 2006, the Company repaid $250,000 in convertible debentures that matured pursuant to its acquisition of CFS, which was paid by using available cash.  In May of 2006, an existing loan with First Western Bank was modified.  The modification called for a $301,866 cash injection to the outstanding balance of the loan.  After the modification, the loan carried an interest rate of 8.25%, and based on the monthly payments of $23,200, would be paid in full on May 10, 2010.  In June of 2006, the Company paid off its $100,000 revolving bank line of credit, which was paid by utilizing a portion of the proceeds received from the $301,866 cash injection.  In October of 2006, the Company issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement.  The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company.  The conversion price is equal to $0.50 per share.  The entire principal amount of the note will automatically convert into common shares at the conversion price on October 15, 2016.  Approximately $845,000 of the $950,000 in convertible promissory note proceeds was used to pay off the existing loan with First Western Bank mentioned above.

The Company has historically relied upon sales of its equity securities and debt instruments, as well as bank loans, for liquidity and growth.  Management believes that the Company's existing liquid assets, along with cash flow from operations, will provide the Company with sufficient resources to meet its ordinary operating expenses during the next twelve months.  Significant, unforeseen or extraordinary expenses may require the Company to seek alternative financing sources, including common or preferred share issuance or additional debt financing.

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

Sales of fund shares with FESLs provide current distribution revenue to the Company in the form of the Company's share of the FESLs, and distribution revenue, over time, in the form of 12b-1 payments.  Sales of fund shares subject to CDSCs provide distribution revenue, over time, in the form of 12b-1 fees and, if shares are redeemed within five years, CDSCs.  However, the Company pays commissions on sales of Fund shares subject to CDSCs, reflects such commissions as deferred sales commissions on its balance sheet and amortizes such commissions over a period of up to eight years, thereby recognizing distribution expenses.  Therefore, to the extent that sales of Fund shares subject to CDSCs increases over time relative to sales of shares subject to FESLs, current distribution expenses may increase relative to current distribution revenues in certain periods, which would negatively impact the Company's cash flow in such periods.  In addition, the Company may need to find additional sources of funding if existing cash flow and debt facilities are insufficient to fund commissions payable to selling broker-dealers on shares subject to CDSCs if sales of Fund shares subject to CDSCs increase significantly.

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

Item 7.            Financial Statements

The financial statements required by this item, the accompanying notes thereto, and the reports of independent registered public accounting firm are included as part of this Form 10-KSB immediately following the signatures page, beginning on page F-1.

Item 8.            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.         Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2006, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Item 8B.         Other Information

None.

PART III

Item 9.            Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information appearing under the headings "Election of Directors," "Executive Officers," and "Committees of the Board of Directors and Meeting Attendance," in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 13, 2007.

Item 10.         Executive Compensation

Incorporated herein by reference is the information appearing under the heading "Executive Compensation", in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 13, 2007.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Beneficial Owners and Management", in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 13, 2007.

Item 12.         Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Related Transactions", in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 13, 2007.

Item 13.         Exhibits

The following exhibits are filed herewith or incorporated herein by reference as set forth below:

3.1           Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004).

3.2           Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 contained in the Company's Quarterly Report on Form 10-QSB, as amended (File No. 0-25958), filed with the Commission on August 11, 2006).

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

4.6                 Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 contained in the Company's Current Report on Form 8-K, (File No. 0-25958), filed with the Commission on October 13, 2006.)

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

10.1n       Investment Advisory Contract - The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.d1g contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 27, 2004).

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

10.2a       Sub-Investment Advisory Contract - The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.d2b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 27, 2004).

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

10.2d       Sub-Investment Advisory Contract - The Integrity Funds on behalf of the Integrity All Season Fund (incorporated by reference to Exhibit 99.d2d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 28 (File No. 33-53698), filed with the Commission on July 29, 2005).

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

10.3n       Distribution and Service Contract - The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.e1g contained in the Registration Statement on Form N-1A, as amended on Post- Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 27, 2004).

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

10.4d       Transfer Agency Contract - Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on November 30, 2006).

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

10.6b       Administration Service Contract - Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h3 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on November 30, 2006).

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

10.8a       Employment Agreement - Robert E. Walstad (incorporated by reference to Exhibit 10.48 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).*

10.8b       Employment Agreement - Bradley Wells (incorporated by reference to Exhibit 10.49 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).*

10.8c       Employment Agreement - Jerry J. Szilagyi (incorporated by reference to Exhibit 10.51 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission May 13, 2004).*

10.8d       Amendment to Employment Agreement - Bradley Wells (incorporated by reference to Exhibit 10.54 contained in the Company's Current Report on Form 8-K, (File No. 0-25958), filed with the Commission December 20, 2004).*

10.8e       Separation Agreement - Jerry J. Szilagyi (incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission August 11, 2006).*

10.8f        Separation Agreement - Robert E. Walstad.*

14.1         Code of Ethics (incorporated by reference to Exhibit 14.1 contained in the Company's Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006).

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

31.1         CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2         CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1         CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

32.2              CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

* Indicates Management Contract or Compensatory Plan.

Item 14.         Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the heading "Fees Billed for Services Rendered by Independent Accountant" in the Registrant's Proxy Statement, which the Registrant anticipates filing on or about April 13, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date: March 16, 2007	By /s/ Mark R. Anderson
Mark R. Anderson
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2007	By /s/ Mark R. Anderson
Mark R. Anderson
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

Date: March 16, 2007	By /s/ Heather Ackerman
Heather Ackerman
Chief Financial Officer
and Controller
(Principal Financial Officer)

Date: March 16, 2007	By /s/ Peter A. Quist
Peter A. Quist
Vice President and Director

Date: March 16, 2007	By /s/ Vance A. Castleman
Vance A. Castleman
Director

Date: March 16, 2007	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: March 16, 2007	By /s/ Richard H. Walstad
Richard H. Walstad
Director

Date: March 16, 2007	By /s/ Steven D. Lysne
Steven D. Lysne
Director

Date: March 16, 2007	By /s/ Vaune M. Cripe
Vaune M. Cripe
Director

Date: March 16, 2007	By /s/ Jeffrey A. Cummer
Jeffrey A. Cummer
Director

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS
AS OF
DECEMBER 31, 2006, 2005 AND 2004
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
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 6, 2007

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$1,851,249	$1,537,391
Securities available-for-sale	213	208
Accounts receivable	1,793,645	1,460,400
Income taxes receivable	780	154,966
Deferred tax asset	5,833	52,609
Prepaids	88,894	95,116

Total current assets	$3,740,614	$3,300,690

PROPERTY AND EQUIPMENT	$1,989,312	$1,941,613
Less accumulated depreciation	(811,854)	(731,016)

Net property and equipment	$1,177,458	$1,210,597

OTHER ASSETS
Deferred sales commissions	$168,686	$186,010
Goodwill	9,792,801	9,830,389
Deferred tax asset	335,995	326,873
Other assets (net of accumulated amortization	250,576	338,355
of $253,961 for 2006 and $177,720 for 2005)

Total other assets	$10,548,058	$10,681,627

TOTAL ASSETS	$15,466,130	$15,192,914

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

2006	2005

CURRENT LIABILITIES
Service fees payable	$115,225	$73,416
Accounts payable	261,767	265,165
Other current liabilities	1,600,772	1,311,867
Current portion of long-term debt	22,344	514,085

Total current liabilities	$2,000,108	$2,164,533

LONG-TERM LIABILITIES
Note payable	$380,651	$1,103,651
Subordinate commercial notes	561,000	561,000
Subordinate corporate notes	2,000,000	2,000,000
Convertible promissory note	950,000	-
Convertible debentures	-	250,000
Other long-term liabilities	198,507	224,094
Less current portion of long-term debt	(22,344)	(514,085)

Total long-term liabilities	$4,067,814	$3,624,660

TOTAL LIABILITIES	$6,067,922	$5,789,193

STOCKHOLDERS' EQUITY
Series A Preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,372	1,352
13,717,146 and 13,518,543 shares issued and outstanding, respectively
Additional paid in capital - common stock	9,967,973	9,829,311
Receivable - unearned ESOP shares	(62,072)	(68,765)
Accumulated deficit	(2,034,055)	(1,883,168)
Accumulated other comprehensive income (loss)	(10)	(9)

TOTAL STOCKHOLDERS' EQUITY	$9,398,208	$9,403,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,466,130	$15,192,914

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING REVENUES
Fee income	$6,732,222	$4,788,853	$4,382,788
Commission income	20,054,742	14,651,903	12,607,783
Total revenue	$26,786,964	$19,440,756	$16,990,571

OPERATING EXPENSES
Compensation and benefits	$3,729,425	$3,330,165	$3,120,309
Commission expense	19,370,607	13,283,057	11,405,775
General and administrative expenses	2,242,721	2,139,042	2,166,954
Sub-advisory expenses	887,896	432,534	41,084
Sales commissions amortized	334,254	316,928	321,942
Depreciation and amortization	157,361	143,155	99,525
Total operating expenses	$26,722,264	$19,644,881	$17,155,589

OPERATING INCOME (LOSS)	$64,700	$(204,125)	$(165,018)

OTHER INCOME (EXPENSES)
Interest and other income	$233,610	$54,896	$66,155
Interest expense	(346,606)	(301,934)	(275,247)
Net other expenses	$(112,996)	$(247,038)	$(209,092)

LOSS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(48,296)	$(451,163)	$(374,110)

INCOME TAX BENEFIT (EXPENSE)	(11,091)	118,750	124,110

NET LOSS	$(59,387)	$(332,413)	$(250,000)

LOSS PER COMMON SHARE:
Basic	$(.01)	$(.03)	$(.03)
Diluted	$(.01)	$(.03)	$(.03)

SHARES USED IN COMPUTING LOSS PER COMMON SHARE:
Basic	13,696,486	13,430,040	13,064,779
Diluted	13,696,486	13,430,040	13,064,779

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Amounts			Shares
	2006	2005	2004	2006	2005	2004
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital

Balance, beginning of year	$9,830,663	$9,515,283	$8,873,732	13,518,543	13,228,543	12,995,812
Common stock issued	7,000	6,600	38,000	198,603	290,000	300,000
Stock option valuation	132,600	310,500	634,000	-	-	-
Warrants issued	-	-	3,000	-	-	-
Purchase of common stock	(918)	(1,720)	(33,449)	-	-	(67,269)
Balance, end of year	$9,969,345	$9,830,663	$9,515,283	13,717,146	13,518,543	13,228,543

Accumulated deficit
Balance, beginning of year	$(1,883,168)	$(1,459,255)	$(1,114,705)
Net income (loss)	(59,387)	(332,413)	(250,000)
Preferred dividends	(91,500)	(91,500)	(94,550)
Disposal of business segment	-	-	-
Balance, end of year	$(2,034,055)	$(1,883,168)	$(1,459,255)

ESOP activity
Balance, beginning of year	$(68,765)	$(75,455)	$(82,148)
Repayments from ESOP	6,693	6,690	6,693
Balance, end of year	$(62,072)	$(68,765)	$(75,455)

Accumulated other comprehensive income

Balance, beginning of year	$(9)	$256	$(773)
Change in unrealized gain (loss) on available-for-sale securities	(1)	(265)	1,029
Balance, end of year	$(10)	$(9)	$256

Total stockholders' equity	$9,398,208	$9,403,721	$9,505,829

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,387)	$(332,413)	$(250,000)
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	157,361	136,910	98,754
Sales commissions amortized	334,254	316,928	282,948
Compensation expense - stock	-	-	38,000
Compensation expense - options	132,600	310,500	634,000
Recruiting expense - stock	7,000	6,600	-
Loss on disposal of assets	-	3,007	-
Gain (loss) on sale of available-for-sale securities	-	(270)	937
Effects on operating cash flows due to changes in:
Accounts receivable	(333,245)	(275,116)	(137,793)
Income taxes receivable	154,186	(154,966)	-
Prepaids	6,222	(1,606)	(17,037)
Deferred sales commissions capitalized, net of CDSC collected	(316,930)	(86,030)	28,030
Deferred tax asset	37,654	(28,646)	(319,180)
Other assets	11,540	(48,926)	38,537
Service fees payable	41,809	(24,609)	(5,473)
Accounts payable	(14,270)	204,942	(69,600)
Other liabilities	388,905	216,770	136,702

Net cash provided by operating activities	$547,699	$243,075	$458,825

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(47,990)	$(81,493)	(41,709)
Proceeds from sale of property and equipment	-	500	-
Purchase of available-for-sale securities	-	-	$(5,030)
Proceeds from sale of available-for-sale securities	-	5,281	24,019
Purchase of goodwill	-	(232,407)	(48,652)

Net cash used by investing activities	$(47,990)	$(308,119)	$(71,372)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of subordinated corporate notes	$-	$2,000,000	$-
Issuance of convertible promissory note	950,000	-	-
Addition to notes payable	301,866	-	-
Short-term borrowing	-	650,025	300,000
Sale of common stock warrants	-	-	3,000
Repayments from ESOP	6,693	6,690	6,693
Redemption of common stock	(918)	(1,720)	(33,449)
Reduction of short-term borrowing	(100,000)	(650,025)	(200,000)
Reduction of other debt obligations	-	(366,440)	(903,068)
Dividends paid	(68,625)	(68,625)	(71,675)
Reduction of notes payable	(1,024,866)	(239,998)	(240,786)
Redemption of subordinate debentures	-	(595,000)	-
Redemption of convertible debentures	(250,000)	-	-
Redemption of corporate notes	-	-	(962,000)

Net cash provided (used) by financing activities	$(185,850)	$734,907	$(2,101,285)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$313,859	$669,863	$(1,713,832)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,537,391	867,528	2,581,360
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,851,249	$1,537,391	$867,528
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$260,844	$244,919	$323,347
Income taxes	$1,739	$100,177	$386,970
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on available-for-sale securities	$(1)	$(265)	$1,029
Increase (decrease) in goodwill	$(25,587)	$168,497	$(150,601)
Increase (decrease) in other current liabilities	$-	$(55,597)	$69,392
Increase (decrease) in other long-term liabilities	$(25,587)	$224,094	$(219,993)
Recruiting expense - stock	$7,000	$6,600	$-
Compensation expense - stock	$-	$-	$38,000
Compensation expense - options	$132,600	$310,500	$634,000
Preferred stock dividends declared	$22,875	$22,875	$22,875

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

Principles of consolidation - The consolidated financial statements include the accounts of Integrity Mutual Funds, Inc., and it's wholly owned subsidiaries, Integrity Money Management, Inc., Integrity Fund Services, Inc., Integrity Funds Distributor, Inc., and Capital Financial Services, Inc.  All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

Concentrations - The Company derives its revenue primarily from investment advisory and administrative services provided to its sponsored mutual funds, as well as revenues derived from retail brokerage activities.  Company revenues are largely dependent on the total value and composition of assets under management, as well as the sales activity of registered representatives operating as independent contractors.  Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

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

Goodwill - In January 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which required that goodwill, including goodwill included in the carrying value of investments accounted for using the equity method of accounting and indefinite-lived other intangible assets deemed to have an indefinite useful life, cease amortizing.  The rules also required that goodwill of consolidated businesses and certain intangible assets be assessed for impairment using fair value measurement techniques.  As a result, a substantial portion of the Company's goodwill and intangible assets ceased amortizing.

Property and equipment - Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

Equipment	5-7 years
Building	40 years

Deferred sales commissions - Sales commissions paid to broker-dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares), are capitalized and amortized on a straight-line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds.  Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred.  The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue.  Effective January 1, 2001, the Company is amortizing most of its sales commissions over 5 years for tax purposes.

Other assets - Other assets include debt issue costs, computer software costs, and other miscellaneous assets.  Debt issue costs are amortized over the life of the corresponding debt and computer software costs are amortized over an estimated useful life.

Advertising - Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $46,232 in 2006, $66,409 in 2005 and $55,436 in 2004.

Earnings per common share - Basic earnings per common share was computed using the weighted average number of shares outstanding of 13,696,486 in 2006, 13,430,040 in 2005 and 13,064,779 in 2004.  Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, and written put options.  The weighted average shares outstanding used in computing diluted earnings per common share were 13,696,486 in 2006, 13,430,040 in 2005 and 13,064,779 in 2004.

Income taxes - The Company files a consolidated income tax return with its wholly owned subsidiaries.  The amount of deferred tax benefit or expense is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates.  Deferred tax benefits are recognized in the financial statements for the changes in deferred tax assets between years.

Reclassification - Certain amounts from 2004 and 2005 have been reclassified to conform to the 2006 presentation.  These reclassifications had no effect on the Company's net income.

Impact of Newly Issued and Proposed Accounting Standards - The Financial Accounting Standards Board ("FASB") has issued Interpretation No. 48 ("FIN48"), "Accounting for Uncertainty in Income Taxes."  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company presently recognizes income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 will be effective for the Company on January 1, 2007.  Earlier application by the Company is not permitted because the Company previously issued interim financial statements during 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption.  The Company does not believe the adoption of FIN 48 will have a significant effect on the Company's consolidated financial statements.

In February of 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment to FASB Statements No. 133 and 140.  SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to resolve issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  SFAS No. 155 also amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company has not issued nor does it currently hold any financial instruments that would be affected by SFAS No. 155 and does not anticipate that SFAS No. 155 will have any impact on its consolidated financial statements on the date the statement becomes effective.

In March of 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140."  SFAS No. 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156:

(a)     Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

(b)     Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

(c)     Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

(d)     At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

(e)     Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of SFAS No. 156 is required as of the beginning of the first fiscal year that begins September 15, 2006.  The Company does not anticipate that the adoption of SFAS No. 156 will have a significant effect on the Company's consolidated financial statements.

In September of 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements where fair value is the relevant measurement attribute.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  The Company cannot predict what, if any, impact SFAS No. 157 will have on its consolidated financial statements when it becomes effective in 2008.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2006 and 2005 consist of the following:

	Current Maturity	Current Interest Rate

Amount

			2006	2005
Cash in checking	Demand	-	$1,850,563	$1,236,631
Cash in savings	Demand	0.19%	686	300,760
			$1,851,249	$1,537,391

NOTE 3 - INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 2006 and 2005:

	Aggregate Cost	Gross Unrealized Holding Gains (Losses)

			Aggregate Fair Value
2006 - Mutual Funds	$223	$(10)	$213

2005 - Mutual Funds	$217	$(9)	$208

Dividends earned on the Company's investments in sponsored mutual funds aggregated $7 in 2006, $13 in 2005 and $326 in 2004.

The Company provides services to the Funds, which had aggregate net assets under management at December 31, 2006 of $442,008,564.  All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged.  The majority of these contracts are subject to periodic review and approval by each of the Fund's Board of Directors, Trustees and Shareholders.  Revenues derived from services rendered to the sponsored mutual funds were $5,461,110 in 2006, $4,657,953 in 2005 and $4,273,276 in 2004.

Accounts receivable from the sponsored mutual funds aggregated $475,000 and $409,000 at December 31, 2006 and 2005, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005, consists of the following:

	2006	2005
Office furniture and equipment	$709,208	$662,701
Building and land	1,280,104	1,278,912
	$1,989,312	$1,941,613
Accumulated depreciation and amortization	(811,854)	(731,016)
	$1,177,458	$1,210,597

Depreciation expense totaled $81,120, $87,665and $85,964 in 2006, 2005 and 2004, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

Purchase Combinations -

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares will be subject to a put option, which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. . In April of 2006, the one-year anniversary payment of approximately 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In December of 2006, the liability relating to this acquisition was valued at approximately $199,000 to reflect the assets in the acquired funds as of December 31, 2006.

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

On January 15, 2002, the Company acquired 100% of the equity stock of Capital Financial Services, Inc. ("CFS"), a full-service brokerage firm based in Madison, Wisconsin.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with the NASD as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 300 investment representatives and investment advisors.  The purchase consideration, taking into effect the 2 for 1 (2:1) forward stock split effective July 1, 2002, was composed of $1,140,000 in cash, 1,500,000 shares of the Company common stock to be issued in three (3) annual installments beginning at the date of purchase, a $250,000 convertible debenture to be issued one year from the purchase date, and 500,000 options to purchase common stock of the Company at an option strike price of $0.50 per share.

Pursuant to the terms of the purchase agreement whereby CFS was acquired, 1,500,000 shares of $.0001 par value common stock of the Company were issued in three (3) annual installments beginning at the date of purchase.  The shares have a put right, whereby the installment shares may be put back to the Company at the rate of $0.50 per share.  The put right may be exercised at any time within the ninety-day period following the first, second, and third anniversaries of the purchase.  The put rights are non-accumulative and each installment will expire if not exercised during the scheduled redemption period.  In January of 2003, 2004, and 2005, the put options on the three installments of shares were exercised.  As a result, the Company paid $250,000 to repurchase 500,000 shares in each of the years 2003, 2004, and 2005.

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

NOTE 6 - LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 was as follows:

		Current Portion
	Rate		2006	2005
Long-term debt:
First Western Bank	7.25%	22,344	380,651	401,483
First Western Bank	8.25%	-	-	702,168
Subordinate commercial notes	9.00%	-	561,000	561,000
Subordinate corporate notes	9.25%	-	2,000,000	2,000,000
Convertible promissory note	6.50%	-	950,000	-
Convertible debenture	4.00%	-	-	250,000
Future payments on acquisitions		-	198,507	224,094

Totals		$22,344	$4,090,158	$4,138,745

Summaries of the terms of the current long-term debt agreements follow:

First Western Bank - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt.  The debt was refinanced in October of 2005 and currently carries an interest rate of 7.25%, with monthly payments of $4,105.  On October 1, 2010, the remaining balance will be due in full.

In June of 2003, the Company borrowed $900,000 on a $1,200,000 line of credit.  The debt carried an interest rate of 1.25% above the prime rate, with monthly payments of $23,200.  In December of 2003, the Company borrowed the remaining $300,000 on the line of credit.  The loan was modified in May of 2006, at which time an additional $301,866 was injected to the outstanding balance of the loan.  After the modification, the loan carried an interest rate of 8.25%, and based on the monthly payments, would have been paid in full in May of 2010.  In October of 2006, the loan was paid in full.

Subordinate Commercial Notes - The Company approved a $1 million intra-state subordinate commercial note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate commercial notes do not represent ownership in the Company.  As of December 31, 2006, $561,000 in subordinate commercial notes was outstanding.  The subordinate commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008.  The Company can call the subordinate commercial notes at par anytime after July 1, 2003.

Subordinate Corporate Notes  - The Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate corporate notes do not represent ownership in the Company.  As of December 31, 2006, $2,000,000 in subordinate corporate notes was outstanding.  The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011.  The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

Convertible Promissory Note  - In October of 2006, the Company issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement.  The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company.  The conversion price shall be equal to $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

Convertible Debentures - see Note 5 - Business Acquisitions

Future Payments on Acquisitions - see Note 5 - Business Acquisitions

The aggregate amount of required future payments on the above long-term debt at December 31, 2006, is as follows:

Year ending December 31,
2007	$22,344
2008	675,085
2009	82,987
2010	359,742
2011	2,000,000
Thereafter	950,000

Total due	$4,090,158

NOTE 7 - INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2006	2005	2004
Current income taxes:
Federal	$-	$-	$158,000
State	-	-	24,000
Total current payable	$-	$-	$182,000
Deferred tax benefit (expense):
Federal	$(9,700)	$104,000	$268,000
State	(1,391)	14,750	38,110
Total deferred tax benefit (expense)	$(11,091)	$118,750	$306,110

Total provision for income tax
benefit (expense)	$(11,091)	$118,750	$124,110

Deferred taxes arise because of different tax treatment between financial statement accounting and tax accounting, known as "temporary differences."  The Company records the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items for which the Company has received a tax deduction and has not yet been recorded in the consolidated statement of operations).

Deferred tax assets (liabilities) were comprised of the following:

	2006	2005	2004
Deferred tax assets:
Net operating and capital loss carry forwards	$105,628	$133,648	$71,224
Stock option compensation	552,916	500,935	375,135
Other	-	-	-
Total deferred tax assets	$658,544	$634,583	$446,359

Deferred tax liabilities:
Accumulated depreciation	$38,896	$51,406	$45,044
Accumulated amortization	277,820	203,695	50,479
Total deferred tax liabilities	$316,716	$255,101	$95,523

Net deferred tax asset	$341,828	$379,482	$350,836

Net deferred tax asset - current	$5,833	$52,609	$-
Net deferred tax asset - non-current	$335,995	$326,873	$350,836
Net deferred tax asset	$341,828	$379,482	$350,836

As of December 31, 2006, the Company had federal and state net operating loss carry forwards of approximately $17,000 and $655,000, respectively, which will expire over the next six to twenty years if unused.

As of December 31, 2006, the Company also has a capital loss carry forward of approximately $88,000 that will expire in 2008 if unused.

A reconciliation of the difference between the expected income tax expense (benefit) computed at the U.S. statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

	2006		2005		2004
Federal benefit (taxes) at statutory rates	$17,000	35%	$158,000	35%	$131,000	35%
State benefit (taxes), net of federal tax effect	2,000	5%	23,000	5%	19,000	5%
Other	(30,091)	(63%)	(62,250)	(14%)	(25,890)	(7%)

Actual tax benefit (expense)	$(11,091)	(23%)	$118,750	26%	$124,110	33%

Included in "other" are amounts separately allocated to stockholders' equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale, ESOP plan activity, and effects of stock-based employee compensation for the years ended December 31, 2006, 2005 and 2004.

NOTE 8 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company.  All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.  No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue.  The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants.   These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share.  The exercise prices of these warrants were adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989.  2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 2,098,000 warrants as of December 31, 2006.

In addition to the warrants discussed above, the Company has also issued warrants to purchase 600,000 common shares in March of 2004 at an exercise price of $.60 per share.  These options are considered to be fully vested and have a contractual expiration date of September 1, 2010.

The Company has entered into employment agreements with two key employees of the Company.  Upon execution of these employment agreements, a one-time granting of stock options took effect.  These options are fully vested and have a perpetual life.  Each employment contract stated the strike price for which options were granted.  In addition, the contracts will grant options should the employee reach specified performance goals.  The number of shares authorized for granting of options under these employment agreements is limited only by continued employment and the ability to reach these performance goals.  The employment contracts contain severance packages, buyout clauses, or other forms of commitments.  None of these commitments require payment of more than one year's salary.

The Company has also issued options to directors as well as various other employees.  The options granted to employees were granted in connection with reaching certain performance goals.  These options are considered to be fully vested and have a contractual life of ten years.

As part of the acquisition of Capital Financial Services, Inc. (see Note 5 - Business Acquisitions), 500,000 options were granted in January of 2002 at a strike price of $.50.  These options are fully vested and expire ten years from the acquisition date.

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

	2006	2005	2004
Compensation costs	$132,600	$310,500	$634,000
Less: deferred tax benefit	51,979	125,801	248,881
Compensation costs, net of taxes	$80,621	$184,699	$385,119

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model.  The expected life of options granted range from 5 years to 10 years.  The following are the weighted average assumptions for each year:

	2006	2005	2004
Risk-free interest rate	4.85%	4.08%	3.78%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	82%	83%	79%
Expected life of options	5 years	5 years	7 years

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2004	1,640,000	$.45	$.30
Granted	2,195,613.63		.29
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2004	3,835,613	$.55	$.29	$0
Granted	1,412,500.49		.22
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2005	5,248,113	$.53	$.27	$0
Granted	510,000.49		.26
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2006	5,758,113	$.53	$.27	$608,000

Exercisable options at the end of 2006, 2005, and 2004 were 5,758,113, 5,248,113, and 3,835,613, respectively.  The following table summarizes information concerning options outstanding and exercisable as of December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .00 to $ .49	1,380,000	Perpetual	$.42	1,380,000	$.42
$ .50 to $ .99	3,865,000	8*	$.52	3,865,000	$.52
$1.00 to $1.50	513,113	8*	$1.01	513,113	$1.01
$ .00 to $ 1.50	5,758,113	8*	$.53	5,758,113	$.53

* Excludes options with a perpetual life

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals.  Plan expenses paid for by the Company were $7,796, $4,790, and $4,004 for the years ended December 31, 2006, 2005, and 2004, respectively.  The matching contributions paid by the Company were $92,825 and $91,991 for the years ended December 31, 2006 and 2005, respectively.

The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999.  Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan.  Contributions are made at the discretion of the Board of Directors.  To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

During 2001, the ESOP purchased 208,000 shares of the Company's common stock, at a weighted average price of $.48 per share.  The purchase was funded with a loan of $100,000 from the Company, which is collateralized by the unallocated Company shares owned by the ESOP.  The loan will be repaid primarily from Company contributions.  The outstanding principal balance of the loan as of December 31, 2006, was $62,000 and the interest rate is 7% over a 15-year life.  All previous loans to the ESOP have been paid in full and shares purchased by those loans have been allocated to employees.

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

At December 31, 2006 and 2005, cumulative allocated shares remaining in the trust were 581,072 and 567,128 respectively, and unallocated shares were 142,928 and 156,872 respectively, of which 13,944 and 13,944 respectively, were committed-to-be allocated.  Total ESOP contribution expense recognized was $10,131, $9,062 and $579 for the years ended December 31, 2006, 2005, and 2004, respectively.  The fair value of unallocated shares was $85,757 at December 31, 2006.

NOTE 10 - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries (Integrity Funds Distributor, Inc. and Capital Financial Services, Inc.) are member firms of the National Association of Securities Dealers, Inc. and are registered with the Securities and Exchange Commission (SEC) as broker-dealers.  Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1.  At December 31, 2006, these subsidiaries had net capital of $200,486 and $1,094,112; minimum net capital requirements of $25,000 and $95,956; excess net capital of $175,486 and $998,156 and ratios of aggregate indebtedness to net capital of .75 to 1, and 1.32 to 1, respectively.  The subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

NOTE 11 - OPERATING SEGMENTS

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment advisory, distribution, transfer agency, fund accounting, and other administrative services to the Funds.  Capital Financial Services, Inc. ("CFS") provides another substantial portion of revenues through sales of mutual funds, insurance products, and various other securities.  CFS also earns investment advisory fees in connection with its registered investment advisor.

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

As of, and for the year ended, December 31, 2006:

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$6,526,128	$20,260,836	$26,786,964
Inter-segment revenues	-	98,895	98,895
Interest expense	346,606	-	346,606
Stock-based employee compensation	132,600	-	132,600
Sales commissions amortized	334,254	-	334,254
Depreciation and amortization	153,858	3,503	157,361
Income (loss) from continued operations before income tax benefit (expense)	(1,034,533)	986,237	(48,296)
Income tax benefit (expense)	375,509	(396,600)	(11,091)
Income (loss) from continued operations	(659,024)	599,637	(59,387)
Segment assets	12,724,714	2,819,808	15,544,522
Expenditure for segment assets	33,791	14,199	47,990

As of, and for the year ended, December 31, 2005:

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$5,319,221	$14,121,535	$19,440,756
Inter-segment revenues	-	24,523	24,523
Interest expense	301,934	-	301,934
Stock-based employee compensation	310,500	-	310,500
Sales commissions amortized	316,928	-	316,928
Depreciation and amortization	141,713	1,442	143,155
Income (loss) from continued operations before income tax benefit (expense)	(1,113,101)	661,938	(451,163)
Income tax benefit (expense)	382,150	(263,400)	118,750
Income (loss) from continued operations	(730,951)	398,538	(332,413)
Segment assets	13,298,738	1,972,568	15,271,306
Expenditure for segment assets	71,683	9,810	81,493

As of, and for the year ended, December 31, 2004:

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$4,942,676	$12,047,895	$16,990,571
Interest expense	275,247	-	275,247
Stock-based employee compensation	634,000	-	634,000
Sales commissions amortized	321,942	-	321,942
Depreciation and amortization	98,799	726	99,525
Income (loss) from continued operations before income tax expense	(967,427)	593,317	(374,110)
Income tax expense	356,690	(232,580)	124,110
Income (loss) from continued operations	(610,737)	360,737	(250,000)
Segment assets	12,527,689	1,458,690	13,986,379
Expenditure for segment assets	39,944	1,765	41,709

Reconciliation of Segment Information

	2006	2005	2004
Revenues
Total revenues for reportable segments	26,885,859	19,465,279	16,990,571
Elimination of inter-company revenues	(98,895)	(24,523)	-
Consolidated total revenue	$26,786,964	$19,440,756	$16,990,571

Profit
Total reportable segment profit (loss)	$(59,387)	$(332,413)	$(250,000)

Assets
Total assets for reportable segments	$15,544,522	$15,271,306	$13,986,379
Elimination of inter-company receivables	(78,392)	(78,392)	(78,392)
Consolidated assets	$15,466,130	$15,192,914	$13,907,987

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for office space located in Huntington, New York.  The monthly lease payments were $918.  The 6-month lease, with the option to renew, expired on February 17, 2004.  The lease was renewed for an additional 6-month period ending August 31, 2004.  The Company entered into a three-year lease for new office space in Huntington, New York on June 1, 2004.  The monthly lease payments are $1,500 for the first two years, and $1,545 for the third year.  Total rent expense was $18,315, $18,000, and $18,090 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has various leases for office equipment that expire over the next several years through 2008.  The total rent expense for these leases was $33,000, $30,000, and $27,000 for December 31, 2006, 2005 and 2004 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2006.

Years ending December 31,
2007	$39,421
2008	11,174
2009	-
Total minimum future rental payments	$50,595

NOTE 13 - GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2006, 2005, and 2004, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2004	$7,071,584	$2,459,850	$9,531,434
Goodwill acquired during the period	-	18,902	18,902
Goodwill disposed of during the period	(120,851)	-	(120,851)
Impairment losses	-	-	-
Balance as of December 31, 2004	$6,950,733	$2,478,752	$9,429,485
Goodwill acquired during the period	468,656	-	468,656
Goodwill acquisition price adjustment during the period (see Note 5)	(67,752)	-	(67,752)
Impairment losses	-	-	-
Balance as of December 31, 2005	$7,351,637	$2,478,752	$9,830,389
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 5)	(37,588)	-	(37,588)
Impairment losses	-	-	-
Balance as of December 31, 2006	$7,314,049	$2,478,752	$9,792,801

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

The final step is to compare the implied fair value of goodwill as calculated to the book value of goodwill for each business segment. If the implied fair value of goodwill is equal to or greater than the book value of goodwill, there is no impairment. If the implied fair value of goodwill is less than the book value of goodwill, there is impairment and the goodwill is written down to the fair value number.

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  Testing is done at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS 142.  The annual testing resulted in no impairment charges to goodwill in 2004, 2005, or 2006.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.  The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Loss from continuing operations	$(59,387)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders - Basic earnings per share	(150,887)	13,696,486	$(.01)
Effect of dilutive securities:
Put options	-
Income available to common stockholders - Diluted earnings per share	$(150,887)	13,696,486	$(.01)

	For the Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Loss from continuing operations	$(332,413)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders - Basic earnings per share	(423,913)	13,430,040	$(.03)
Effect of dilutive securities:
Put options	-
Income available to common stockholders - Diluted earnings per share	$(423,913)	13,430,040	$(.03)

	For the Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Loss from continuing operations	$(250,000)
Less: preferred stock dividends	(94,550)
Loss available to common stockholders - Basic earnings per share	(344,550)	13,064,779	$(.03)
Effect of dilutive securities:
Put options	-	-
Income available to common stockholders - Diluted earnings per share	$(344,550)	13,064,779	$(.03)

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

Additionally, the Company had outstanding warrants and options exercisable for a total of 8,456,113 common shares as of December 31, 2006, as presented in Note 8 - Stock Warrants, Stock Splits, and Stock Options, all of which were antidilutive.

NOTE 15 - COMPREHENSIVE INCOME (LOSS)

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

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders' equity:

For the Year Ended December 31, 2006
Net Loss	$(59,387)
Other Comprehensive Income, net of tax:
Unrealized loss on securities	(1)
Total Comprehensive Loss	$(59,388)

For the Year Ended December 31, 2005
Net Loss	$(332,413)
Other Comprehensive Income, net of tax:
Unrealized loss on securities	(265)
Total Comprehensive Loss	$(332,678)

For the Year Ended December 31, 2004
Net Loss	$(250,000)
Other Comprehensive Income, net of tax:
Unrealized gains on securities	1,029
Total Comprehensive Loss	$(248,971)

NOTE 16 - RISKS AND UNCERTAINTIES

The Company has a concentration of credit risk for cash deposits at various financial institutions.  These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The maximum loss that could have resulted from the risk totaled approximately $1,598,114 as of December 31, 2006.

NOTE 17 - RELATED PARTY TRANSACTIONS

Mr. Jeffrey A. Cummer was elected a director of Integrity Mutual Funds, Inc. on June 1, 2006.  Mr. Cummer is president and senior portfolio manager of SMH Capital Advisors, Inc.  Integrity Mutual Funds, Inc. pays monthly sub-advisory fees to SMH Capital Advisors, Inc. for advisory services provided to the Integrity High Income Fund and Integrity All Season Fund.  Sub-advisory payments made to SMH Capital Advisors, Inc. totaled $386,826 in 2006 and $144,636 in 2005.

In May of 2006, Xponential, Inc. issued a tender offer to purchase up to 3,000,000 shares of Integrity Mutual Funds, Inc. common shares at a purchase price of $0.40 per share.  At the close of the tender offer, Xponential, Inc. had obtained 1,323,642 shares, representing approximately 9.76% of the outstanding Integrity Mutual Funds, Inc. common shares.  Mr. Cummer is Chairman of the Board and an executive officer of Xponential, Inc.

In October of 2006, Integrity Mutual Funds, Inc. issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement.  The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company.  The conversion price shall be equal to $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.   PawnMart, Inc. is a wholly owned subsidiary of Xponential, Inc.   Mr. Cummer is Chairman of the Board and Executive Vice President of PawnMart, Inc.

Mr. Steven D. Lysne was elected a director of Integrity Mutual Funds, Inc. on May 27, 2005.  Mr. Lysne is CEO and general manager of SRT Communications, Inc.  Integrity Mutual Funds, Inc. pays SRT Communications, Inc. for telephone and internet services.  Payments made to SRT Communications, Inc. totaled $60,333 in 2006, $60,348 in 2005, and $53,769 in 2004.

NOTE 18 - SUBSEQUENT EVENTS

On January 24, 2007, Integrity Mutual Funds, Inc., announced that Robert E. Walstad, founder, Chief Executive Officer and Chairman of its Board of Directors is retiring from his positions with the Company, effective February 1, 2007.  Concurrent with the retirement, the Company announced that Mark R. Anderson, President and Chief Operating Officer of the Company, would succeed Mr. Walstad as Director and Chief Executive Officer of the Company.

In connection with Mr. Walstad's retirement, the Company has entered into a Separation Agreement with Mr. Walstad, dated January 24, 2007 (the "Separation Agreement").  Under the terms of the Separation Agreement, subject to Mr. Walstad meeting his obligations thereunder in all material respects, Mr. Walstad is entitled to receive a cash payment in the amount of $274,500, options to purchase 60,000 common shares, and certain commission payments.

On February 16, 2007, Integrity Mutual Funds, Inc. announced that it had signed an agreement to acquire certain assets of United Heritage Financial Services (UHFS).  UHFS currently has 120 independent registered representatives and is a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS's registered representatives will become part of Capital Financial Services, Inc. (CFS), the retail brokerage division of Integrity.

Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, Integrity Mutual Funds, Inc. agrees to pay to UHFS 500,000 restricted IMFD shares and a deferred earn out cash payment totaling a maximum of $900,000 to be paid in 21 quarterly installments.

ADDITIONAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON ADDITIONAL INFORMATION

To the Stockholders and Directors
Integrity Mutual Funds, Inc. and Subsidiaries
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Integrity Mutual Funds, Inc. and Subsidiaries for the years ended December 31, 2006, 2005 and 2004, appears on page F-1.  Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole.  The information on page F-25, related to the 2006, 2005 and 2004 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, taken as a whole.

We also have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended December 31, 2003 and 2002, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements.  In our opinion, the information on page F-25 relating to the 2003 and 2002 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 6, 2007

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SELECTED FINANCIAL DATA*

FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

	2006	2005	2004	2003	2002
Operating revenue	$26,786,964	$19,440,756	$16,990,571	$13,956,173	$14,443,661

Operating income (loss)	$64,700	$(204,125)	$(165,018)	$496,009	$434,467

Income tax benefit (expense)	$(11,091)	$118,750	$124,110	$(144,330)	$(73,298)

Basic earnings (loss) per share	$(.01)	$(.03)	$(.03)	$.01	$.03

Diluted earnings (loss) per share	$(.01)	$(.03)	$(.03)	$.01	$.03

Total assets	$15,466,130	$15,192,914	$13,907,987	$15,675,216	$12,693,909

Long-term obligations	$4,090,158	$4,138,745	$2,749,649	$4,422,427	$2,894,511

Shareholders' equity	$9,398,208	$9,403,721	$9,505,829	$9,201,106	$7,152,773

Dividends paid	$0	$0	$0	$0	$0

*Excludes discontinued operations of Magic Internet Services, Inc.

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Quarter Ended
	3-31-06	6-30-06	9-30-06	12-31-06
Revenues	$6,347,664	$6,356,201	$7,015,276	$7,067,823
Operating income (loss)	(78,763)	93,472	(168,118)	218,109
Other income (expense)	(69,398)	16,534	(7,090)	(53,042)
Income tax benefit (expense)	30,097	(23,140)	56,406	(74,454)
Net income (loss)	(118,065)	86,867	(118,801)	90,612

Per Share(1)
Operating income (loss)	(0.01)	0.01	(0.01)	0.01
Other income (expense)	(0.01)	0.00	(0.00)	(0.00)
Income tax benefit (expense)	0.00	(0.00)	0.00	(0.00)

	Quarter Ended
	3-31-05	6-30-05	9-30-05	12-31-05
Revenues	$4,548,021	$4,631,193	$5,070,069	$5,191,473
Operating income (loss)	34,650	(71,269)	(82,531)	(84,975)
Other expense	(49,672)	(51,413)	(80,578)	(65,375)
Income tax benefit	9,457	45,759	12,198	51,336
Net loss	(5,565)	(76,923)	(150,911)	(99,014)

Per Share(1)
Operating income (loss)	0.00	(0.00)	(0.01)	(0.01)
Other expense	(0.00)	(0.00)	(0.01)	(0.01)
Income tax benefit	0.00	0.00	0.00	0.01

	Quarter Ended
	3-31-04	6-30-04	9-30-04	12-31-04
Revenues	$4,306,668	$4,251,239	$4,136,926	$4,295,738
Operating income (loss)	324,678	(152,156)	21,273	(358,813)
Other expenses	(66,475)	(61,652)	(29,523)	(51,442)
Income tax benefit (expense)	(110,580)	78,461	2,397	153,832
Net income (loss)	147,623	(135,347)	(5,853)	(256,423)

Per Share(1)
Operating income (loss)	0.03	(0.01)	0.00	(0.03)
Other expense	(0.01)	(0.01)	(0.00)	(0.00)
Income tax benefit (expense)	(0.01)	0.01	0.00	0.01

 (1) For calculating per share amounts, basic and diluted common share are not materially different.

The above financial information is unaudited.  In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.