Form 10QSB
period 2007-03-31
INTEGRITY MUTUAL FUNDS INC
filed 2007-05-14
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of April 30, 2007, there were 14,317,146 common shares of the issuer outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	[ ]	No	[X]

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$1,586,038	$1,851,249
Securities available-for-sale	-	213
Accounts receivable	2,244,184	1,793,645
Income taxes receivable	1,800	780
Deferred tax asset	109,214	5,833
Prepaids	82,367	88,894

Total current assets	$4,023,603	$3,740,614

PROPERTY AND EQUIPMENT	$2,039,450	$1,989,312
Less accumulated depreciation	(833,368)	(811,854)

Net property and equipment	$1,206,082	$1,177,458

OTHER ASSETS
Deferred sales commissions	$213,581	$168,686
Goodwill	10,902,411	9,792,801
Deferred tax asset	360,964	335,995
Other assets (net of accumulated amortization	190,380	250,576
of $339,104 for 2007 and $253,961 for 2006)

Total other assets	$11,667,336	$10,548,058

TOTAL ASSETS	$16,897,021	$15,466,130

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2007	2006

CURRENT LIABILITIES
Service fees payable	$126,574	$115,225
Accounts payable	475,287	261,767
Other current liabilities	1,939,996	1,600,772
Current portion of long-term debt	203,312	22,344

Total current liabilities	$2,745,169	$2,000,108

LONG-TERM LIABILITIES
Notes payable	$375,111	$380,651
Subordinated commercial notes	561,000	561,000
Subordinated corporate notes	2,000,000	2,000,000
Convertible debentures	950,000	950,000
Other long-term liabilities	1,082,902	198,507
Less current portion of long-term debt	(203,312)	(22,344)

Total long-term liabilities	$4,765,701	$4,067,814

TOTAL LIABILITIES	$7,510,870	$6,067,922

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,432	1,372
14,317,146 and 13,717,146 shares issued and outstanding, respectively
Additional paid in capital - common stock	10,208,617	9,967,973
Receivable - unearned ESOP shares	(60,397)	(62,072)
Accumulated deficit	(2,288,501)	(2,034,055)
Accumulated other comprehensive loss	-	(10)

TOTAL STOCKHOLDERS' EQUITY	$9,386,151	$9,398,208

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,897,021	$15,466,130

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,

	2007	2006
OPERATING REVENUES
Fee income	$1,957,526	$1,469,220
Commissions	6,313,872	4,878,444

Total revenue	$8,271,398	$6,347,664

OPERATING EXPENSES
Compensation and benefits	$1,276,306	$938,370
Commission expense	6,129,591	4,631,686
Sub-advisory expenses	283,352	182,011
Distribution expenses	158,692	94,506
General and administrative expenses	519,556	477,331
Sales commissions amortized	105,185	73,728
Depreciation and amortization	106,657	28,795

Total operating expenses	$8,579,339	$6,426,427

OPERATING LOSS	$(307,941)	$(78,763)

OTHER INCOME (EXPENSES)
Interest and other income	$34,981	$14,402
Interest expense	(81,085)	(83,800)

Net other expenses	$(46,104)	$(69,398)

LOSS BEFORE INCOME TAX BENEFIT	$(354,045)	$(148,161)

INCOME TAX BENEFIT	122,474	30,097

NET LOSS	$(231,571)	$(118,064)

NET LOSS PER SHARE:
Basic	$(.02)	$(.01)
Diluted	$(.02)	$(.01)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,961,402	13,575,522
Diluted	13,961,402	13,575,522

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,571)	$(118,064)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,657	28,795
Sales commissions amortized/charged off	105,185	73,728
Recruiting expense - stock	-	7,000
Loss on sale of available-for-sale securities	11	-
Compensation expense - options	5,100	61,600
(Increase) decrease in:
Accounts receivable	(450,539)	(343,099)
Income taxes receivable	(1,020)	2,412
Prepaids	6,527	17,735
Deferred tax asset	(128,350)	(31,843)
Deferred sales commissions capitalized, net of CDSC collected	(150,080)	(93,124)
Other assets	(24,947)	150
Increase (decrease) in:
Service fees payable	11,349	18,939
Accounts payable	213,520	35,775
Other liabilities	219,199	344,512
Net cash provided (used) by operating activities	$(318,959)	$4,516

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(50,138)	$(9,528)
Purchase of available-for-sale securities	(2)	(2)
Sale of available-for-sale securities	215	-
Purchase of goodwill	(50,216)	-
Net cash used by investing activities	$(100,141)	$(9,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$-	$(488)
Issuance of common stock	60,604	-
Short-term borrowing	120,025	-
Reduction of notes payable	(5,540)	(60,269)
Repayments from ESOP	1,675	1,673
Preferred dividends paid	(22,875)	(22,875)
Redemption of convertible debentures	-	(250,000)
Net cash provided (used) by financing activities	$153,889	$(331,959)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(265,211)	$(336,973)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,851,249	1,537,391

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,586,038	$1,200,418

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on available-for-sale securities	$10	$(5)
Increase (decrease) in goodwill	1,059,394	(2,409)
Increase (decrease) in other long-term liabilities	884,394	(2,409)
Increase (decrease) in common stock	175,000	-
Recruiting expense - stock	-	7,000
Compensation expense - options	5,100	61,600
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007 and 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006, of Integrity Mutual Funds, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2006, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-KSB and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2007, are not necessarily indicative of operating results for the entire year.

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

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 presentation.  These reclassifications had no effect on the Company's net income.

NOTE 4 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of approximately 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  The liability relating to this acquisition is valued at approximately $197,000.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc.  As a result of this issuance, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  The liability relating to this acquisition is valued at approximately  $888,000 and was also recorded by the Company as goodwill.

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2007, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2007	$7,314,049	$2,478,752	$9,792,801
Goodwill acquired during the period	-	1,113,634	1,113,634
Goodwill acquisition price adjustment during the period (see Note 4)	(4,024)	-	(4,024)
Impairment losses	-	-	-
Balance as of March 31, 2007	$7,310,025	$3,592,386	$10,902,411

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

NOTE 6 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  The Company adopted SFAS No. 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the three-month periods ended March 31, 2007 and 2006, were as follows:

	2007	2006
Compensation costs	$5,100	$61,600
Less: deferred tax benefit	2,000	24,150
Compensation costs, net of taxes	$3,100	$37,450

Option activity for the twelve-month period ended December 31, 2006 and the three-month period ended March 31, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2006	5,248,113	$.53	$.27	$0
Granted	510,000.49		.26
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2006	5,758,113	$.53	$.27	$608,000
Granted	10,000.50		.51
Exercised	-	-	-
Canceled	-	-	-
Outstanding on March 31, 2007	5,768,113	$.53	$.27	$1,765,100

Exercisable options at December 31, 2006 and March 31, 2007 were 5,758,113 and 5,768,113, respectively.

NOTE 7 - DEBT

The Company has received a new operating line of credit from First Western Bank & Trust in the amount of $1 million.  In March of 2007, the Company received a $120,025 advance on the line of credit.  The Company currently has approximately $880,000 still available through the line of credit, which carries an interest rate of 8.00%.  The Company anticipates that the proceeds received from the line of credit will be used primarily to pay for sales costs in the Funds.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

March 31, 2007

Revenues from external customers	$1,873,133	$6,398,265	$8,271,398
Inter-segment revenues	-	25,948	25,948
Interest expense	81,085	-	81,085
Stock-based employee compensation	5,100	-	5,100
Sales commissions amortized	105,185	-	105,185
Depreciation and amortization	104,620	2,037	106,657
Income (loss) before income tax benefit (expense)	(545,997)	191,952	(354,045)
Income tax benefit (expense)	197,674	(75,200)	122,474
Net income (loss)	(348,323)	116,752	(231,571)
Segment assets	13,892,685	3,082,728	16,975,413
Expenditure for segment assets	22,719	27,419	50,138

March 31, 2006

Revenues from external customers	$1,470,061	$4,877,603	$6,347,664
Inter-segment revenues	-	11,825	11,825
Interest expense	83,800	-	83,800
Stock-based employee compensation	61,600	-	61,600
Sales commissions amortized	73,728	-	73,728
Depreciation and amortization	28,078	717	28,795
Income (loss) before income tax benefit (expense)	(309,723)	161,562	(148,161)
Income tax benefit (expense)	93,397	(63,300)	30,097
Net income (loss)	(216,326)	98,262	(118,064)
Segment assets	12,914,652	2,360,043	15,274,695
Expenditure for segment assets	8,952	576	9,528

Reconciliation of Segment Information

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Total revenues for reportable segments	8,297,346	6,359,489
Elimination of inter-company revenues	(25,948)	(11,825)
Consolidated total revenues	$8,271,398	$6,347,664

Profit:
Total reportable segment loss	$(231,571)	$(118,064)

Assets:
Total assets for reportable segments	$16,975,413	$15,274,695
Elimination of inter-company receivables	(78,392)	(78,392)
Consolidated assets	$16,897,021	$15,196,303

A substantial portion of the Company's revenues depends upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT

By Investment Objective

As of March 31,	2007	2006	% Change

FIXED INCOME
Tax-Free Funds	$206,582,433	$212,246,909	(2.7)%
Taxable Funds (Corporate/Government)	166,402,467	76,372,537	117.9%

TOTAL FIXED INCOME FUNDS	$372,984,900	$288,619,446	29.2%

EQUITY
Equity Funds	$69,116,585	$98,245,853	(29.6)%
Fund of Funds	11,905,290	6,130,226	94.2%

TOTAL EQUITY FUNDS	$81,021,875	$104,376,079	(22.4)%

TOTAL ASSETS UNDER MANAGEMENT	$454,006,775	$392,995,525	15.5%

Average for the three month periods	$451,680,683	$392,380,471	15.1%

Assets under the Company's management were $454,006,775 at March 31, 2007, an increase of 2.7% from $442,008,564 at December 31, 2006, and an increase of 15.5% from $392,995,525 at March 31, 2006.

RESULTS OF OPERATIONS

	Three months ended March 31,

	2007	2006
Net loss	$(231,571)	$(118,064)
Loss per share:
Basic	$(.02)	$(.01)
Diluted	$(.02)	$(.01)

The Company reported a net loss for the quarter ended March 31, 2007, of $231,571, compared to a net loss of $118,064 for the same quarter in 2006.

Operating revenues

Total operating revenues for the quarter ended March 31, 2007 were $8,271,398, an increase of 30.3% from $6,347,664 for the quarter ended March 31, 2006.  The increase results from increased fee income received from the Funds, as well as increased commission and fee income relating to CFS.

Fee Income

Fee income for the quarter ended March 31, 2007 was $1,957,526, an increase of 33.2% from $1,469,220 for the quarter ended March 31, 2006.  The increase was due to fees derived from asset growth resulting from new sales in certain of the Funds.  The increase was also due to fees derived from additional assets under management in CFS' registered investment advisor, resulting from recruiting efforts during 2006.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These fees constituted 7% of the Company's consolidated revenues for the quarter ended March 31, 2007.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 4% of the Company's consolidated revenues for the quarter ended March 31, 2007.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 8% of the Company's consolidated revenues for the quarter ended March 31, 2007.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 5% of the Company's consolidated revenues for the quarter ended March 31, 2007.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the quarter ended March 31, 2007 was $6,313,872, an increase of 29.4% from $4,878,444 for the quarter ended March 31, 2006.  The increase was due primarily to recruiting efforts for new registered representatives in CFS during 2006.  Commission revenues constituted 76% of the Company's consolidated revenues for the quarter ended March 31, 2007.

Operating expenses

Total operating expenses for the quarter ended March 31, 2007 were $8,579,339, an increase of 33.5% from $6,426,427 for the quarter ended March 31,2006.  The increase resulted primarily from increased commission expense, which corresponds to increases in fee and commission income.

Compensation and benefits

Compensation and benefits expense for the quarter ended March 31, 2007 was $1,276,306, an increase of 36.0% from $938,370 for the quarter ended March 31, 2006.  The increase results primarily from increased incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, the addition of new employee-status wholesalers in the Company's mutual fund segment, and a separation agreement entered into by the Company.

The Company compensates a team of employee-status individuals to wholesale the Funds to non-affiliated registered representatives and financial advisors.  Employee-status individuals are paid a base salary, plus an incentive override on sales.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual can be expected to increase in proportion to an increase in gross sales.  Currently, the wholesaling team consists of eleven wholesalers, nine of which are employee-status.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2007.

On January 24, 2007, the Company announced the retirement of Robert E. Walstad, the Company's founder, chief executive officer and chairman of the board of directors, effective February 1, 2007.  In connection with Mr. Walstad's retirement, the Company entered into a separation agreement with Mr. Walstad.  Under the terms of the separation agreement, subject to Mr. Walstad meeting his obligations thereunder in all respects, Mr. Walstad is entitled to receive a cash payment in the amount of $274,500, options to purchase 60,000 common shares, and certain commission payments.  The $274,500 separation payment was expensed in February of 2007.

Commission expense

Commission expense for the quarter ended March 31, 2007 was $6,129,591, an increase of 32.3% from $4,631,686 for the quarter ended March 31, 2006. The increase corresponds with the increases in fee and commission income.

Sub-advisory expenses

Total sub-advisory expenses for the quarter ended March 31, 2007 were $283,352, an increase of 55.7% from $182,011 for the quarter ended March 31, 2006.  The increase was due to higher levels of sub-advisory fees paid due to asset growth resulting from new sales in certain of the Funds.  Sub-advisory fees are paid to outside investment advisors for advisory services provided to some of the Funds.  The amounts of sub-advisory fees paid out are expected to increase as the net asset levels in certain of the Funds continue to increase.

Distribution expenses

Total distribution expenses for the quarter ended March 31, 2007 were $158,692, an increase of 67.9% from $94,506 for the quarter ended March 31, 2006.  The increase was due to increased sales activity and higher levels of sales in certain of the Funds.

The Company compensates two independent contractors to wholesale the Funds to non-affiliated registered representatives and financial advisors.  Contracted individuals are paid on a straight commission basis.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual and can be expected to increase in proportion to an increase in gross sales.  Employee status and contracted wholesalers are allowed a monthly expense account to cover costs required to support their sales effort.  Currently, the wholesaling team consists of eleven wholesalers, two of which are independent contractors.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2007.

General and administrative expenses

Total general and administrative expenses for the quarter ended March 31, 2007 were $519,556, an increase of 8.8% from $477,331 for the quarter ended March 31, 2006.  The increase was due primarily to increased 12b-1 service fees paid to broker-dealers selling the Funds.

Sales commissions amortized

Sales commissions amortized during the quarter ended March 31, 2007 were $105,185, an increase of 42.7% from $73,728 for the quarter ended March 31, 2006.  The increase was due primarily to increased sales in certain of the Funds.

Sales commissions paid to broker-dealers in connection with the sale of shares of the Funds sold without a front-end sales load ("FESL"), which include B and C shares, are capitalized and amortized on a straight-line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from the Funds and from potential contingent deferred sales charges ("CDSC"s) received from shareholders of the Funds.  CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions.  In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred.  The CDSCs received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue.  Sales commissions amortized can be expected to increase if sales of shares of Funds sold without a FESL increase.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended March 31, 2007 was $106,657, an increase of 270.4% from $28,795 for the quarter ended March 31, 2006.  The increase was due to accelerated amortization of computer software costs.

Liquidity and capital resources

Net cash used by operating activities was $318,959 for the quarter ended March 31, 2007, as compared to net cash provided by operating activities of $4,516 during the quarter ended March 31, 2006.

Net cash used by investing activities was $100,141 for the quarter ended March 31, 2007, compared to net cash used by investing activities of $9,530 for the quarter ended March 31, 2006.  During the quarter ended March 31, 2007, the Company purchased additional computer equipment and also purchased certain assets from United Heritage Financial Services, Inc.

Net cash provided by financing activities was $153,889 for the quarter ended March 31, 2007, compared to net cash used by financing activities of $331,959 for the quarter ended March 31, 2006.  During the quarter ended March 31, 2007, the Company received $60,000 in connection with the exercise of 100,000 outstanding warrants, and a $120,025 advance on a new revolving line of credit with First Western Bank.

At March 31,2007, the Company held $1,586,038 in cash and cash equivalents, as compared to $1,851,249 at December 31, 2006.  Liquid assets, which consist of cash and cash equivalents and securities available-for-sale, were $1,586,038 at March 31, 2007, as compared to $1,851,462 at December 31, 2006.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

In January of 2006, the Company repaid $250,000 in convertible debentures that matured pursuant to its acquisition of CFS, which was paid by using available cash.  In May of 2006, an existing loan with First Western Bank & Trust was modified.  Prior to the modification, the loan had a balance of approximately $628,000.  The modification called for a $301,866 cash injection to the outstanding balance of the loan.  After the modification, the loan carried an interest rate of 8.25%, and based on the monthly payments of $23,200, would have been paid in full in May of 2010.  In June of 2006, the Company paid off its $100,000 revolving line of credit with Wells Fargo Bank, which was paid by utilizing a portion of the proceeds received from the $301,866 cash injection.  In October of 2006, the Company issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement.  The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company.  The conversion price is equal to $0.50 per share.  The entire principal amount of the note will automatically convert into common shares at the conversion price on October 15, 2016.  Approximately $845,000 of the $950,000 in convertible promissory note proceeds was used to pay off the existing loan with First Western Bank & Trust mentioned above.

The Company has received a new operating line of credit from First Western Bank & Trust in the amount of $1 million.  In March of 2007, the Company received a $120,025 advance on the line of credit.  The Company currently has approximately $880,000 still available through the line of credit, which carries an interest rate of 8.00%.  The Company anticipates that the proceeds received from the line of credit will be used primarily to pay for sales costs in the Funds.

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

In seeking to sell Fund shares and market its other services, the Company operates in the highly competitive financial services industry.  The Company competes with approximately 8,000 open-end investment companies that offer shares to the investing public in the United States.  The Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions, as well as investment advisory firms.  Most of these competitors have substantially greater resources than the Company.  The Company sells Fund shares principally through third-party broker-dealers.  The Company competes for the services of such third-party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third-party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds, which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds that sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual fund shares.  This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares.  In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares, which could have a material adverse effect on the Company's earnings.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2007, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

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

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

In March of 2007, the Company issued 500,000 common shares to United Heritage Financial Group, Inc. in connection with its purchase of certain assets of United Heritage Financial Services, Inc.  As a result of this issuance, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  The securities were issued on a private placement basis, exempt from registration under federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended, and any state registration requirements, and are subject to resale restrictions on unregistered securities.

Also in March of 2007, warrants to purchase 100,000 common shares were exercised by Ancora Partners LLC.  The warrants have a strike price of $0.60 per share.  The securities were issued on a private placement basis, exempt from registration under federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended, and any state registration requirements, and are subject to resale restrictions on unregistered securities.

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2007	-	-	-	$597,754
February 2007	-	-	-	$597,754
March 2007	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

10.1

Separation Agreement - Robert E. Walstad (incorporated by reference to Exhibit 10.8(f) contained in the Company's Annual Report on Form 10-KSB, (File No. 0-25958), filed with the Commission March 16, 2007) *

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

* Indicates Management Contract or Compensatory Plan

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	May 14, 2007	By /s/ Mark R. Anderson

Mark R. Anderson
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

Date:	May 14, 2007	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)