Form 10QSB
period 2007-06-30
INTEGRITY MUTUAL FUNDS INC
filed 2007-08-13
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of July 31, 2007, there were 14,455,943 common shares of the issuer outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	[ ]	No	[X]

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended June 30, 2007 and 2006	5

	Condensed Consolidated Statements of Operations -
	Six Months Ended June 30, 2007 and 2006	6

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2007 and 2006	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	SIGNATURES	20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$2,233,175	$1,851,249
Securities available-for-sale	-	213
Accounts receivable	2,167,641	1,793,645
Income taxes receivable	1,760	780
Deferred tax asset	-	5,833
Prepaids	66,657	88,894

Total current assets	$4,469,233	$3,740,614

PROPERTY AND EQUIPMENT	$2,062,258	$1,989,312
Less accumulated depreciation	(854,172)	(811,854)

Net property and equipment	$1,208,086	$1,177,458

OTHER ASSETS
Deferred sales commissions	$225,486	$168,686
Goodwill	10,925,057	9,792,801
Deferred tax asset	281,127	335,995
Other assets (net of accumulated amortization	226,236	250,576
of $378,248 for 2007 and $253,961 for 2006)

Total other assets	$11,657,906	$10,548,058

TOTAL ASSETS	$17,335,225	$15,466,130

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2007	2006

CURRENT LIABILITIES
Service fees payable	$134,489	$115,225
Accounts payable	455,030	261,767
Other current liabilities	2,075,889	1,600,772
Current portion of long-term debt	891,786	22,344

Total current liabilities	$3,557,194	$2,000,108

LONG-TERM LIABILITIES
Notes payable	$369,619	$380,651
Subordinated commercial notes	561,000	561,000
Subordinated corporate notes	2,000,000	2,000,000
Convertible debentures	950,000	950,000
Other long-term liabilities	1,077,844	198,507
Less current portion of long-term debt	(891,786)	(22,344)

Total long-term liabilities	$4,066,677	$4,067,814

TOTAL LIABILITIES	$7,623,871	$6,067,922

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,372
14,455,943 and 13,717,146 shares issued and outstanding, respectively
Additional paid in capital - common stock	10,255,497	9,967,973
Receivable - unearned ESOP shares	(58,725)	(62,072)
Accumulated deficit	(2,011,864)	(2,034,055)
Accumulated other comprehensive loss	-	(10)

TOTAL STOCKHOLDERS' EQUITY	$9,711,354	$9,398,208

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,335,225	$15,466,130

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,

	2007	2006
OPERATING REVENUES
Fee income	$2,057,186	$1,745,710
Commissions	8,381,499	4,610,491

Total revenue	$10,438,685	$6,356,201

OPERATING EXPENSES
Compensation and benefits	$970,613	$853,814
Commission expense	7,904,812	4,574,628
Sub-advisory expenses	240,474	206,434
General and administrative expenses	671,614	515,702
Sales commissions amortized	110,739	83,380
Depreciation and amortization	61,166	28,771

Total operating expenses	$9,959,418	$6,262,729

OPERATING INCOME	$479,267	$93,472

OTHER INCOME (EXPENSES)
Interest and other income	$107,911	$98,236
Interest expense	(83,843)	(81,701)

Net other income	$24,068	$16,535

INCOME BEFORE INCOME TAX EXPENSE	$503,335	$110,007

INCOME TAX EXPENSE	(203,824)	(23,140)

NET INCOME	$299,511	$86,867

NET INCOME PER SHARE:
Basic	$.02	$.00
Diluted	$.01	$.00

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,457,419	13,698,076
Diluted	22,485,388	13,698,076

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,

	2007	2006
OPERATING REVENUES
Fee income	$4,014,712	$3,214,929
Commissions	14,695,371	9,488,936

Total revenue	$18,710,083	$12,703,865

OPERATING EXPENSES
Compensation and benefits	$2,246,919	$1,792,185
Commission expense	14,034,403	9,206,314
Sub-advisory expenses	523,826	388,445
General and administrative expenses	1,349,863	1,087,539
Sales commissions amortized	215,923	157,108
Depreciation and amortization	167,823	57,565

Total operating expenses	$18,538,757	$12,689,156

OPERATING INCOME	$171,326	$14,709

OTHER INCOME (EXPENSES)
Interest and other income	$142,892	$112,638
Interest expense	(164,928)	(165,501)

Net other expenses	$(22,036)	$(52,863)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$149,290	$(38,154)

INCOME TAX BENEFIT (EXPENSE)	(81,350)	6,956

NET INCOME (LOSS)	$67,940	$(31,198)

NET INCOME (LOSS) PER SHARE:
Basic	$.00	$(.01)
Diluted	$.00	$(.01)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,209,411	13,636,799
Diluted	16,631,147	13,636,799

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$67,940	$(31,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	166,605	57,565
Sales commissions amortized/charged off	215,563	157,107
Recruiting expense - stock	-	7,000
Loss on sale of available-for-sale securities	11	-
Compensation expense - options	50,100	83,600
(Increase) decrease in:
Accounts receivable	(373,996)	(96,937)
Income taxes receivable	(980)	(14,252)
Prepaids	22,237	40,344
Deferred tax asset	60,701	19,655
Deferred sales commissions capitalized, net of CDSC collected	(272,363)	(200,436)
Other assets	(99,947)	3,451
Increase (decrease) in:
Service fees payable	19,264	19,858
Accounts payable	193,263	(48,664)
Other liabilities	355,032	14,904
Net cash provided by operating activities	$403,430	$11,997

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(72,946)	$(17,784)
Purchase of available-for-sale securities	(2)	(8,104)
Sale of available-for-sale securities	215	-
Purchase of goodwill	(77,919)	-
Net cash used by investing activities	$(150,652)	$(25,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$-	$(755)
Issuance of common stock	62,498	-
Short-term borrowing	120,085	301,866
Reduction of short-term borrowing	-	(100,000)
Reduction of notes payable	(11,032)	(101,615)
Repayments from ESOP	3,347	3,347
Preferred dividends paid	(45,750)	(45,750)
Redemption of convertible debentures	-	(250,000)
Net cash provided (used) by financing activities	$129,148	$(192,907)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$381,926	$(206,798)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,851,249	1,537,391

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,233,175	$1,330,593

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on available-for-sale securities	$11	$(4)
Increase (decrease) in goodwill	1,054,337	(25,111)
Increase (decrease) in other long-term liabilities	879,337	(25,111)
Increase (decrease) in common stock	175,000	-
Recruiting expense - stock	-	7,000
Compensation expense - options	50,100	83,600
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007 and 2006

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2007, are not necessarily indicative of operating results for the entire year.

NOTE 2 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a significant effect on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements," was issued in September of 2006.  SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value.  SFAS No. 157 clarifies the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles.  Additional disclosure focusing on the methods used to determine fair value is also required.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively.  The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company's financial position and results of operations.

NOTE 3 - INCOME TAXES

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

NOTE 4 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary.  The liability relating to this acquisition is valued at approximately $197,000.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc.  As a result of this issuance, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  The liability relating to this acquisition is valued at approximately $881,000 as of June 30, 2007, and has also been recorded by the Company as goodwill.

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2007, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2007	$7,314,049	$2,478,752	$9,792,801
Goodwill acquired during the period	-	1,152,569	1,152,569
Goodwill acquisition price adjustment during the period (see Note 4)	(1,443)	(18,870)	(20,313)
Impairment losses	-	-	-
Balance as of June 30, 2007	$7,312,606	$3,612,451	$10,925,057

The Company tests goodwill for impairment annually, during the second quarter of each fiscal year, at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142.  The annual testing resulted in no impairment charges to goodwill in 2007.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 6 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  The Company adopted SFAS No. 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2007 and 2006, were as follows:

	2007	2006
Compensation costs	$50,100	$83,600
Less: deferred tax benefit	(19,640)	(32,780)
Compensation costs, net of taxes	$30,460	$50,820

Option activity for the twelve months ended December 31, 2006 and the six months ended June 30, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2006	5,248,113	$.53	$.27	$0
Granted	510,000.49		.26
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2006	5,758,113	$.53	$.27	$608,000
Granted	70,000.97		.72
Exercised	-	-	-
Canceled	-	-	-
Outstanding on June 30, 2007	5,828,113	$.54	$.28	$2,711,000

Exercisable options at December 31, 2006 and June 30, 2007 were 5,758,113 and 5,828,113, respectively.

NOTE 7 - DEBT

Long-term debt at June 30, 2007 and December 31, 2006 was as follows:

Rate		Current Portion	2007	2006

First Western Bank	7.25%	23,006	369,619	380,651
Subordinate commercial notes	9.00%	561,000	561,000	561,000
Subordinate corporate notes	9.25%	-	2,000,000	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		307,780	1,077,844	198,507

Totals		$891,786	$4,958,463	$4,090,158

A summary of the terms of the current long-term debt agreements follows:

First Western Bank - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt.  The debt was refinanced in October of 2005 and currently carries an interest rate of 7.25%, with monthly payments of $4,105.  On October 1, 2010, the remaining balance will be due in full.

Subordinate Commercial Notes - In July of 2002, the Company approved a $1 million intra-state subordinate commercial note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate commercial notes do not represent ownership in the Company.  As of June 30, 2007, $561,000 in subordinate commercial notes was outstanding.  The subordinate commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008.  The Company can call the subordinate commercial notes at par anytime after July 1, 2003.

Subordinate Corporate Notes  - In May of 2005, the Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate corporate notes do not represent ownership in the Company.  As of June 30, 2007, $2,000,000 in subordinate corporate notes was outstanding.  The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011.  The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

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

Future Payments on Acquisitions - see Note 4 - Business Acquisitions

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income	$299,511			$86,867
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income Available to Common Shareholders - Basic Earnings per Share	$276,636	14,457,419	$.02	$63,992	13,698,076	$.00
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	9,263	1,900,000		-	-
Preferred Stock Dividends	22,875	3,050,000		-	-
Stock Options and Warrants	-	3,077,969		-	-
Income Available to Common Shareholders - Diluted Earnings per Share	$308,774	22,485,388	$.01	$63,992	13,698,076	$.00

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$67,940			$(31,198)
Less: Preferred Stock Dividends	(45,750)			(45,750)
Income (Loss) Available to Common Shareholders - Basic Earnings per Share	$22,190	14,209,411	$.00	$(76,948)	13,636,799	$(.01)
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	2,421,736		-	-
Income (Loss) Available to Common Shareholders - Diluted Earnings per Share	$22,190	16,631,147	$.00	$(76,948)	13,636,799	$(.01)

Options to purchase 13,113 common shares at exercise prices between $1.40 and $1.43 were outstanding at June 30, 2007, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2007.  Options and warrants to purchase 573,113 common shares at exercise prices between $1.00 and $1.43 were outstanding at June 30, 2007, but were not included in the computation of diluted earnings per share for the six month period ending June 30, 2007.  The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares.

The Company had outstanding, at June 30, 2007, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

Additionally, the Company had outstanding at June 30, 2007, a $950,000 convertible promissory note.  The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

Both the Series A preferred shares and the convertible promissory note were not included in the computation of diluted earnings per share for the six months ended June 30, 2007, because their effect was anti-dilutive.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios currently consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds currently consists of one open-end investment company containing six separate series, including Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, Integrity Growth & Income Fund, and Integrity All Season Fund.  Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary, provides another substantial portion of revenues through sales of mutual funds, insurance products, and various other securities.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

June 30, 2007

Revenues from external customers	$1,771,106	$8,667,579	$10,438,685
Inter-segment revenues	-	42,568	42,568
Interest expense	83,843	-	83,843
Stock-based employee compensation	45,000	-	45,000
Sales commissions amortized	110,739	-	110,739
Depreciation and amortization	58,701	2,465	61,166
Income (loss) before income tax benefit (expense)	(38,611)	541,946	503,335
Income tax benefit (expense)	9,239	(213,063)	(203,824)
Net income (loss)	(29,372)	328,883	299,511

June 30, 2006

Revenues from external customers	$1,607,433	$4,748,768	$6,356,201
Inter-segment revenues	-	27,252	27,252
Interest expense	81,701	-	81,701
Stock-based employee compensation	22,000	-	22,000
Sales commissions amortized	83,380	-	83,380
Depreciation and amortization	28,072	699	28,771
Income (loss) before income tax benefit (expense)	(149,166)	259,173	110,007
Income tax benefit (expense)	78,460	(101,600)	(23,140)
Net income (loss)	(70,706)	157,573	86,867

	Mutual Fund	Broker-Dealer
As of, and for the six months ended:	Services	Services	Total

June 30, 2007

Revenues from external customers	$3,644,239	$15,065,844	$18,710,083
Inter-segment revenues	-	68,516	68,516
Interest expense	164,928	-	164,928
Stock-based employee compensation	50,100	-	50,100
Sales commissions amortized	215,923	-	215,923
Depreciation and amortization	163,321	4,502	167,823
Income (loss) before income tax benefit (expense)	(584,608)	733,898	149,290
Income tax benefit (expense)	206,913	(288,263)	(81,350)
Net income (loss)	(377,695)	445,635	67,940
Segment assets	13,812,024	3,601,593	17,413,617
Expenditure for segment assets	43,824	29,122	72,946

June 30, 2006

Revenues from external customers	$3,077,495	$9,626,370	$12,703,865
Inter-segment revenues	-	39,077	39,077
Interest expense	165,501	-	165,501
Stock-based employee compensation	83,600	-	83,600
Sales commissions amortized	157,108	-	157,108
Depreciation and amortization	56,149	1,416	57,565
Income (loss) before income tax benefit (expense)	(458,889)	420,735	(38,154)
Income tax benefit (expense)	171,856	(164,900)	6,956
Net income (loss)	(287,033)	255,835	(31,198)
Segment assets	12,901,149	2,185,636	15,086,785
Expenditure for segment assets	17,208	576	17,784

Reconciliation of Segment Information

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Revenues:
Total revenues for reportable segments	10,481,253	6,383,453
Elimination of inter-company revenues	(42,568)	(27,252)
Consolidated total revenues	$10,438,685	$6,356,201

Profit:
Total reportable segment loss	$299,511	$86,867

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Revenues:
Total revenues for reportable segments	18,778,599	12,742,942
Elimination of inter-company revenues	(68,516)	(39,077)
Consolidated total revenues	$18,710,083	$12,703,865

Profit:
Total reportable segment loss	$67,940	$(31,198)

Assets:
Total assets for reportable segments	$17,413,617	$15,086,785
Elimination of inter-company receivables	(78,392)	(78,392)
Consolidated assets	$17,335,225	$15,008,393

A substantial portion of the Company's revenues depends upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT

By Investment Objective
As of June 30,
	2007	2006	% Change

FIXED INCOME
Tax-Free Funds	$198,943,552	$212,044,640	(6.2)%
Taxable Funds (Corporate/Government)	172,529,748	93,106,707	85.3%

TOTAL FIXED INCOME FUNDS	$371,473,300	$305,151,347	21.7%

EQUITY
Equity Funds	$61,256,082	$86,723,335	(29.4)%
Fund of Funds	13,909,633	6,203,745	124.2%

TOTAL EQUITY FUNDS	$75,165,715	$92,927,080	(19.1)%

TOTAL ASSETS UNDER MANAGEMENT	$446,639,015	$398,078,427	12.2%

Average for the Six Month Periods	$452,729,248	$394,316,279	14.8%

Assets under the Company's management were $446,639,015 at June 30, 2007, an increase of 1.0% from $442,008,564 at December 31, 2006, and an increase of 12.2% from $398,078,427 at June 30, 2006.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
Net loss	$299,511	$86,867	$67,940	$(31,198)
Loss per share:
Basic	$.02	$.00	$.00	$(.01)
Diluted	$.01	$.00	$.00	$(.01)

The Company reported net income for the quarter ended June 30, 2007, of $299,511, compared to net income of $86,867 for the same quarter in 2006.  The Company reported net income for the six months ended June 30, 2007 of $67,940, compared to a net loss of $31,198 for the same period in 2006.

Operating revenues

Total operating revenues for the quarter ended June 30, 2007 were $10,438,685, an increase of 64.2% from $6,356,201 for the quarter ended June 30, 2006.  Total operating revenues for the six months ended June 30, 2007 were $18,710,083, an increase of 47.3% from $12,703,865 for the six months ended June 30, 2006.  The increase results from increased fee income received from the Funds, as well as increased commission and fee income relating to CFS.

Fee Income

Fee income for the quarter ended June 30, 2007 was $2,057,186, an increase of 17.8% from $1,745,710 for the quarter ended June 30, 2006.  Fee income for the six months ended June 30, 2007 was $4,014,712, an increase of 24.9% from $3,214,929 for the six months ended June 30, 2006.  The increase was due to fees derived from asset growth resulting from new sales in certain of the Funds.  The increase was also due to fees derived from additional assets under management in CFS' registered investment advisor, resulting from recruiting efforts during 2006 and 2007.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These fees constituted 6% of the Company's consolidated revenues for the six months ended June 30, 2007.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company's consolidated revenues for the six months ended June 30, 2007.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 7% of the Company's consolidated revenues for the six months ended June 30, 2007.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 4% of the Company's consolidated revenues for the six months ended June 30, 2007.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the quarter ended June 30, 2007 was $8,381,499, an increase of 81.8% from $4,610,491 for the quarter ended June 30, 2006.  Commission income for the six months ended June 30, 2007 was $14,695,371, an increase of 54.9% from $9,488,936 for the six months ended June 30, 2006.  The increase was due primarily to recruiting efforts for new registered representatives in CFS during 2006 and 2007.  Commission revenues constituted 78% of the Company's consolidated revenues for the six months ended June 30, 2007.

Operating expenses

Total operating expenses for the quarter ended June 30, 2007 were $9,959,418, an increase of 59.0% from $6,262,729 for the quarter ended June 30, 2006.  Total operating expenses for the six months ended June 30, 2007 were $18,538,757, an increase of 46.1% from $12,689,156 for the six months ended June 30, 2006.  The increase resulted primarily from increased commission expense, which corresponds to increases in fee and commission income.

Compensation and benefits

Compensation and benefits expense for the quarter ended June 30, 2007 was $970,613, an increase of 13.7% from $853,814 for the quarter ended June 30, 2006.  Compensation and benefits expense for the six months ended June 30, 2007 was $2,246,919, an increase of 25.4% from $1,792,185 for the six months ended June 30, 2006.  The increase results primarily from increased incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, the addition of new employee-status wholesalers in the Company's mutual fund segment, and a separation agreement entered into by the Company.

The Company compensates a team of employee-status individuals to wholesale the Funds to non-affiliated registered representatives and financial advisors.  Employee-status individuals are paid a base salary, plus an incentive override on sales.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual and can be expected to increase in proportion to an increase in gross sales.  Currently, the wholesaling team consists of nine wholesalers, seven of which are employee-status.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2007.

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

Commission expense

Commission expense for the quarter ended June 30, 2007 was $7,904,812, an increase of 72.8% from $4,574,628 for the quarter ended June 30, 2006. Commission expense for the six months ended June 30, 2007 was $14,034,403, an increase of 52.4% from $9,206,314 for the six months ended June 30, 2006. The increase corresponds with the increases in fee and commission income.

Sub-advisory expenses

Total sub-advisory expenses for the quarter ended June 30, 2007 were $240,474, an increase of 16.5% from $206,434 for the quarter ended June 30, 2006.  Total sub-advisory expenses for the six months ended June 30, 2007 were $523,826, an increase of 34.9% from $388,445 for the six months ended June 30, 2006.  The increase was due to higher levels of sub-advisory fees paid due to asset growth resulting from new sales in certain of the Funds.  Sub-advisory fees are paid to outside investment advisors for advisory services provided to some of the Funds.  The amounts of sub-advisory fees paid out can be expected to increase as the net asset levels in certain of the Funds continue to increase.

General and administrative expenses

Total general and administrative expenses for the quarter ended June 30, 2007 were $671,614, an increase of 30.2% from $515,702 for the quarter ended June 30, 2006.  Total general and administrative expenses for the six months ended June 30, 2007 were $1,349,863, an increase of 24.1% from $1,087,539 for the six months ended June 30, 2006.  The increase was due primarily to increased distribution costs resulting from increased sales activity and higher levels of sales in certain of the Funds, as well as increased 12b-1 service fees paid to broker-dealers selling the Funds.

The Company compensates two independent contractors to wholesale the Funds to non-affiliated registered representatives and financial advisors.  Contracted individuals are paid on a straight commission basis.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual and can be expected to increase in proportion to an increase in gross sales.  Employee status and contracted wholesalers are allowed a monthly expense account to cover costs required to support their sales effort.  Currently, the wholesaling team consists of nine wholesalers, two of which are independent contractors.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2007.

Sales commissions amortized

Sales commissions amortized during the quarter ended June 30, 2007 were $110,739, an increase of 32.8% from $83,380 for the quarter ended June 30, 2006.  Sales commissions amortized during the six months ended June 30, 2007 were $215,923, an increase of 37.4% from $157,108 for the six months ended June 30, 2006.  The increase was due primarily to increased sales in certain of the Funds.

Sales commissions paid to broker-dealers in connection with the sale of shares of the Funds sold without a front-end sales load ("FESL"), which include B and C shares, are capitalized and amortized on a straight-line basis over a period not exceeding eight years.  CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions.  In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred.  The CDSCs received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue.  Sales commissions amortized can be expected to increase if sales of shares of Funds sold without a FESL increase.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended June 30, 2007 was $61,166, an increase of 112.6% from $28,771 for the quarter ended June 30, 2006.  Depreciation and amortization expense for the six months ended June 30, 2007 was $167,823, an increase of 191.5% from $57,565 for the six months ended June 30, 2006.  The increase was due to accelerated amortization of computer software costs.

Liquidity and capital resources

Net cash provided by operating activities was $403,430 for the six months ended June 30, 2007, as compared to net cash provided by operating activities of $11,997 during the six months ended June 30, 2006.

Net cash used by investing activities was $150,652 for the six months ended June 30, 2007, compared to net cash used by investing activities of $25,888 for the six-months ended June 30, 2006.  During the six months ended June 30, 2007, the Company purchased additional computer equipment, as well as certain assets from United Heritage Financial Services, Inc.

Net cash provided by financing activities was $129,148 for the six months ended June 30, 2007, compared to net cash used by financing activities of $192,907 for the six months ended June 30, 2006.  During the six months ended June 30, 2007, the Company received $60,000 in connection with the exercise of 100,000 outstanding warrants, and a $120,025 advance on a new revolving line of credit with First Western Bank.

At June 30, 2007, the Company held $2,233,175 in cash and cash equivalents, as compared to $1,851,249 at December 31, 2006.  Liquid assets, which consist of cash and cash equivalents and securities available-for-sale, were $2,233,175 at June 30, 2007, as compared to $1,851,462 at December 31, 2006.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

The Company has received an operating line of credit from First Western Bank & Trust in the amount of $1 million.  In March of 2007, the Company received a $120,025 advance on the line of credit.  The Company currently has approximately $880,000 still available through the line of credit, which carries an interest rate of 8.00%.  The Company anticipates that the proceeds received from the line of credit will be used primarily to pay for sales costs in the Funds.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2007, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

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

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

In connection with the acquisition of the management rights to the IPS Millennium and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), as described in Note 4 - Business Acquisitions, the Company provided IPS Advisory with 138,797 common shares in June of 2007, which represents the final installment of shares to be issued to IPS Advisory in connection with the acquisition.  The securities were issued on a private placement basis and constitute less than 5% of the number of shares outstanding.

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2007	-	-	-	$597,754
May 2007	-	-	-	$597,754
June 2007	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 23, 2007, the following proposals were adopted by the margins indicated:

1.                    To elect a Board of Directors of the Company.

Number of votes cast for:

Mark R. Anderson                      9,416,804

Vance A. Castleman                      9,416,804

Jeffrey A. Cummer                  9,416,804

Peter A. Quist                     9,416,804

Myron D. Thompson                   9,416,804

Richard H. Walstad                        9,416,804

Vaune M. Cripe                      9,416,804

Steven Lysne                    9,416,804

2.                    To ratify the selection of Brady, Martz & Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 2007.

For                                  9,002,582

Against                             14,211

Abstain                           212,400

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

10.1	Employment Agreement between Integrity Mutual Funds, Inc. and Bradley Wells
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	August 13, 2007	By /s/ Mark R. Anderson

Mark R. Anderson
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

Date:	August 13, 2007	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)