Form 10QSB
period 2007-09-30
INTEGRITY MUTUAL FUNDS INC
filed 2007-11-13
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of October 31, 2007, there were 14,455,943 common shares of the issuer outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	[ ]	No	[X]

FORM 10-QSB

INTEGRITY MUTUAL FUNDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended September 30, 2007 and 2006	5

	Condensed Consolidated Statements of Operations -
	Nine Months Ended September 30, 2007 and 2006	6

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2007 and 2006	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	SIGNATURES	20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$2,619,834	$1,851,249
Securities available-for-sale	-	213
Accounts receivable	2,536,330	1,793,645
Income taxes receivable	-	780
Deferred tax asset	-	5,833
Prepaids	70,822	88,894

Total current assets	$5,226,986	$3,740,614

PROPERTY AND EQUIPMENT	$2,139,557	$1,989,312
Less accumulated depreciation	(876,491)	(811,854)

Net property and equipment	$1,263,066	$1,177,458

OTHER ASSETS
Deferred sales commissions	$244,595	$168,686
Goodwill	10,914,587	9,792,801
Deferred tax asset	247,275	335,995
Other assets (net of accumulated amortization	221,593	250,576
of $382,891 for 2007 and $253,961 for 2006)

Total other assets	$11,628,050	$10,548,058

TOTAL ASSETS	$18,118,102	$15,466,130

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2007	2006

CURRENT LIABILITIES
Service fees payable	$127,669	$115,225
Accounts payable	439,359	261,767
Income taxes payable	153,571	-
Other current liabilities	2,481,483	1,600,772
Current portion of long-term debt	895,085	22,344

Total current liabilities	$4,097,167	$2,000,108

LONG-TERM LIABILITIES
Notes payable	$364,242	$380,651
Subordinated commercial notes	561,000	561,000
Subordinated corporate notes	2,000,000	2,000,000
Convertible debentures	950,000	950,000
Other long-term liabilities	1,035,950	198,507
Less current portion of long-term debt	(895,085)	(22,344)

Total long-term liabilities	$4,016,107	$4,067,814

TOTAL LIABILITIES	$8,113,274	$6,067,922

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,372
14,455,943 and 13,717,146 shares issued and outstanding, respectively
Additional paid in capital - common stock	10,284,271	9,967,973
Receivable - unearned ESOP shares	(57,052)	(62,072)
Accumulated deficit	(1,748,837)	(2,034,055)
Accumulated other comprehensive loss	-	(10)

TOTAL STOCKHOLDERS' EQUITY	$10,004,828	$9,398,208

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,118,102	$15,466,130

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,

	2007	2006
OPERATING REVENUES
Fee income	$2,094,858	$1,823,206
Commissions	8,102,345	5,192,070

Total revenue	$10,197,203	$7,015,276

OPERATING EXPENSES
Compensation and benefits	$998,321	$1,144,177
Commission expense	7,867,335	5,125,003
Sub-advisory expenses	219,886	245,277
General and administrative expenses	571,825	560,241
Sales commissions amortized	110,672	80,894
Depreciation and amortization	27,445	27,801

Total operating expenses	$9,795,484	$7,183,393

OPERATING INCOME (LOSS)	$401,719	$(168,117)

OTHER INCOME (EXPENSES)
Interest and other income	$159,397	$87,287
Interest expense	(83,670)	(94,377)

Net other income (expenses)	$75,727	$(7,090)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$477,446	$(175,207)

INCOME TAX BENEFIT (EXPENSE)	(193,095)	56,406

NET INCOME (LOSS)	$284,351	$(118,801)

NET INCOME (LOSS) PER SHARE:
Basic	$.02	$(.01)
Diluted	$.01	$(.01)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,507,171	13,754,430
Diluted	21,412,398	13,754,430

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,

	2007	2006
OPERATING REVENUES
Fee income	$6,109,570	$5,038,135
Commissions	22,799,266	14,681,006

Total revenue	$28,908,836	$19,719,141

OPERATING EXPENSES
Compensation and benefits	$3,245,240	$2,936,363
Commission expense	21,901,738	14,331,318
Sub-advisory expenses	743,712	633,722
General and administrative expenses	1,921,688	1,647,780
Sales commissions amortized	326,595	238,001
Depreciation and amortization	195,267	85,366

Total operating expenses	$28,334,240	$19,782,550

OPERATING INCOME (LOSS)	$574,596	$(153,409)

OTHER INCOME (EXPENSES)
Interest and other income	$302,289	$199,924
Interest expense	(248,598)	(259,877)

Net other income (expenses)	$53,691	$(59,953)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$628,287	$(213,362)

INCOME TAX BENEFIT (EXPENSE)	(274,445)	63,363

NET INCOME (LOSS)	$353,842	$(149,999)

NET INCOME (LOSS) PER SHARE:
Basic	$.02	$(.02)
Diluted	$.02	$(.02)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,308,664	13,676,009
Diluted	18,436,152	13,676,009

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$353,842	$(149,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	193,567	85,366
Sales commissions amortized/charged off	326,234	237,375
Recruiting expense - stock	-	7,000
Loss on sale of available-for-sale securities	11	-
Compensation expense - options	77,700	129,200
(Increase) decrease in:
Accounts receivable	(742,685)	(372,538)
Income taxes receivable	780	154,246
Prepaids	18,072	24,511
Deferred tax asset	94,553	(36,802)
Deferred sales commissions capitalized, net of CDSC collected	(402,143)	(232,451)
Other assets	(99,947)	3,451
Increase (decrease) in:
Service fees payable	12,444	33,424
Accounts payable	177,592	123,159
Income taxes payable	153,571	-
Other liabilities	760,626	364,143
Net cash provided by operating activities	$924,217	$370,085

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(150,245)	$(31,945)
Purchase of available-for-sale securities	(2)	(5)
Sale of available-for-sale securities	215	-
Purchase of goodwill	(109,343)	-
Net cash used by investing activities	$(259,375)	$(31,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	$-	$(953)
Issuance of common stock	63,672	-
Short-term borrowing	120,085	301,866
Reduction of short-term borrowing	-	(100,000)
Reduction of notes payable	(16,409)	(158,025)
Repayments from ESOP	5,020	5,020
Preferred dividends paid	(68,625)	(68,625)
Redemption of convertible debentures	-	(250,000)
Net cash provided (used) by financing activities	$103,743	$(270,717)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$768,585	$67,418

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,851,249	1,537,391

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,619,834	$1,604,809

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain (loss) on available-for-sale securities	$11	$(2)
Increase (decrease) in goodwill	1,012,443	(24,941)
Increase (decrease) in other long-term liabilities	837,443	(24,941)
Increase (decrease) in common stock	175,000	-
Recruiting expense - stock	-	7,000
Compensation expense - options	77,700	129,200
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007 and 2006

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of operating results for the entire year.

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

NOTE 4 - INCOME TAXES

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

NOTE 5 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary.  The liability relating to this acquisition is valued at approximately $197,000 as of September 30, 2007 and has been recorded by the Company as goodwill.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc.  As a result of this issuance, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  The liability relating to this acquisition is valued at approximately $839,000 as of September 30, 2007, and has also been recorded by the Company as goodwill.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2007	$7,314,049	$2,478,752	$9,792,801
Goodwill acquired during the period	-	1,152,569	1,152,569
Goodwill acquisition price adjustment during the period (see Note 5)	(1,443)	(29,340)	(30,783)
Impairment losses	-	-	-
Balance as of September 30, 2007	$7,312,606	$3,601,981	$10,914,587

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

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  The Company adopted SFAS No. 123R using the modified retroactive restatement method, which requires the restatement of all periods presented to reflect stock-based employee compensation cost under the fair value-based accounting method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the nine months ended September 30, 2007 and 2006, were as follows:

	2007	2006
Compensation costs	$77,700	$129,200
Less: deferred tax benefit	30,440	50,680
Compensation costs, net of taxes	$47,260	$78,520

Option activity for the twelve months ended December 31, 2006 and the nine months ended September 30, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2006	5,248,113	$.53	$.27	$0
Granted	510,000.49		.26
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2006	5,758,113	$.53	$.27	$608,000
Granted	130,000.86		.60
Exercised	-	-	-
Canceled	-	-	-
Outstanding on September 30, 2007	5,888,113	$.54	$.28	$714,100

Exercisable options at December 31, 2006 and September 30, 2007 were 5,758,113 and 5,888,113, respectively.

NOTE 8 - DEBT

Long-term debt at September 30, 2007 and December 31, 2006 was as follows:

Rate		Current Portion	2007	2006

First Western Bank	7.25%	23,199	364,242	380,651
Subordinate commercial notes	9.00%	561,000	561,000	561,000
Subordinate corporate notes	9.25%	-	2,000,000	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		310,886	1,035,950	198,507

Totals		$895,085	$4,911,192	$4,090,158

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

Subordinate Commercial Notes - In July of 2002, the Company approved a $1 million intra-state subordinate commercial note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate commercial notes do not represent ownership in the Company.  As of September 30, 2007, $561,000 in subordinate commercial notes was outstanding.  The subordinate commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008.  The Company can call the subordinate commercial notes at par anytime after July 1, 2003.

Subordinate Corporate Notes  - In May of 2005, the Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate corporate notes do not represent ownership in the Company.  As of September 30, 2007, $2,000,000 in subordinate corporate notes was outstanding.  The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011.  The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

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

Future Payments on Acquisitions - see Note 5 - Business Acquisitions

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$284,351			$(118,801)
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income Available to Common Shareholders - Basic Earnings per Share	$261,476	14,507,171	$.02	$(141,676)	13,754,430	$(.01)
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	9,263	1,900,000		-	-
Preferred Stock Dividends	22,875	3,050,000		-	-
Stock Options and Warrants	-	1,955,227		-	-
Income Available to Common Shareholders - Diluted Earnings per Share	$293,614	21,412,398	$.01	$(141,676)	13,754,430	$(.01)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$353,842			$(149,999)
Less: Preferred Stock Dividends	(68,625)			(68,625)
Income (Loss) Available to Common Shareholders - Basic Earnings per Share	$285,217	14,308,664	$.02	$(218,624)	13,676,009	$(.02)
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	27,788	1,900,000		-	-
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	2,227,488		-	-
Income (Loss) Available to Common Shareholders - Diluted Earnings per Share	$313,005	18,436,152	$.02	$(218,624)	13,676,009	$(.02)

Options and warrants to purchase 2,671,113 common shares at exercise prices between $0.825 and $1.43 were outstanding at September 30, 2007, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2007.  Options to purchase 573,113 common shares at exercise prices between $1.00 and $1.43 were outstanding at September 30, 2007, but were not included in the computation of diluted earnings per share for the nine-month period ending September 30, 2007.  The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares during those periods.

The Company had outstanding, at September 30, 2007, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

Additionally, the Company had outstanding at September 30, 2007, a $950,000 convertible promissory note.  The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The Series A preferred shares were not included in the computation of diluted earnings per share for the nine months ended September 30, 2007, because their effect was anti-dilutive.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios currently consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds currently consists of one open-end investment company containing seven separate series, including Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, Integrity Growth & Income Fund, Integrity Total Return Income Fund, and Integrity All Season Fund.  Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary, provides another substantial portion of revenues through sales of mutual funds, insurance products, and various other securities.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

September 30, 2007

Revenues from external customers	$1,616,092	$8,581,111	$10,197,203
Inter-segment revenues	-	42,536	42,536
Interest expense	83,670	-	83,670
Stock-based employee compensation	27,600	-	27,600
Sales commissions amortized	110,672	-	110,672
Depreciation and amortization	24,625	2,820	27,445
Income (loss) before income tax benefit (expense)	(18,419)	495,865	477,446
Income tax benefit (expense)	1,342	(194,437)	(193,095)
Net income (loss)	(17,077)	301,428	284,351

September 30, 2006

Revenues from external customers	$1,641,481	$5,373,795	$7,015,276
Inter-segment revenues	-	38,014	38,014
Interest expense	94,377	-	94,377
Stock-based employee compensation	45,600	-	45,600
Sales commissions amortized	80,894	-	80,894
Depreciation and amortization	26,850	951	27,801
Income (loss) before income tax benefit (expense)	(424,730)	249,523	(175,207)
Income tax benefit (expense)	154,206	(97,800)	56,406
Net income (loss)	(270,524)	151,723	(118,801)

	Mutual Fund	Broker-Dealer
As of, and for the nine months ended:	Services	Services	Total

September 30, 2007

Revenues from external customers	$5,260,332	$23,648,504	$28,908,836
Inter-segment revenues	-	111,053	111,053
Interest expense	248,598	-	248,598
Stock-based employee compensation	77,700	-	77,700
Sales commissions amortized	326,595	-	326,595
Depreciation and amortization	187,946	7,321	195,267
Income (loss) before income tax benefit (expense)	(603,026)	1,231,313	628,287
Income tax benefit (expense)	208,255	(482,700)	(274,445)
Net income (loss)	(394,771)	748,613	353,842
Segment assets	13,961,261	4,235,233	18,196,494
Expenditure for segment assets	110,782	39,463	150,245

September 30, 2006

Revenues from external customers	$4,718,975	$15,000,166	$19,719,141
Inter-segment revenues	-	77,091	77,091
Interest expense	259,877	-	259,877
Stock-based employee compensation	129,200	-	129,200
Sales commissions amortized	238,001	-	238,001
Depreciation and amortization	83,000	2,366	85,366
Income (loss) before income tax benefit (expense)	(883,620)	670,258	(213,362)
Income tax benefit (expense)	326,063	(262,700)	63,363
Net income (loss)	(557,557)	407,558	(149,999)
Segment assets	12,834,470	2,636,104	15,470,574
Expenditure for segment assets	21,888	10,057	31,945

Reconciliation of Segment Information

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Revenues:
Total revenues for reportable segments	10,239,739	7,053,290
Elimination of inter-company revenues	(42,536)	(38,014)
Consolidated total revenues	$10,197,203	$7,015,276

Profit:
Total reportable segment income (loss)	$284,351	$(118,801)

		For the Nine Months Ended
	September 30, 2007	September 30, 2006
Revenues:
Total revenues for reportable segments	29,019,889	19,796,232
Elimination of inter-company revenues	(111,053)	(77,091)
Consolidated total revenues	$28,908,836	$19,719,141

Profit:
Total reportable segment income (loss)	$353,842	$(149,999)

Assets:
Total assets for reportable segments	$18,196,494	$15,470,574
Elimination of inter-company receivables	(78,392)	(78,392)
Consolidated assets	$18,118,102	$15,392,182

A substantial portion of the Company's revenues depends upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT

By Investment Objective
As of September 30,
	2007	2006	% Change

FIXED INCOME
Tax-Free Funds	$199,795,932	$211,374,142	(5.5)%
Taxable Funds (Corporate/Government)	159,403,734	123,235,706	29.3%

TOTAL FIXED INCOME FUNDS	$359,199,666	$334,609,848	7.3%

EQUITY
Equity Funds	$55,773,419	$84,357,640	(33.9)%
Fund of Funds	14,043,270	7,675,260	83.0%

TOTAL EQUITY FUNDS	$69,816,689	$92,032,900	(24.1)%

TOTAL ASSETS UNDER MANAGEMENT	$429,016,355	$426,642,748	0.6%

Average for the Nine Month Periods	$441,967,205	$402,373,071	9.8%

Assets under the Company's management were $429,016,355 at September 30, 2007, a decrease of 2.9% from $442,008,564 at December 31, 2006, and an increase of 0.6% from $426,642,748 at September 30, 2006.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Net income (loss)	$284,351	$(118,801)	$353,842	$(149,999)
Income (loss) per share:
Basic	$.02	$(.01)	$.02	$(.02)
Diluted	$.01	$(.01)	$.02	$(.02)

The Company reported net income for the quarter ended September 30, 2007, of $284,351, compared to a net loss of $118,801 for the same quarter in 2006.  The Company reported net income for the nine months ended September 30, 2007 of $353,842, compared to a net loss of $149,999 for the same period in 2006.

Operating revenues

Total operating revenues for the quarter ended September 30, 2007 were $10,197,203, an increase of 45.4% from $7,015,276 for the quarter ended September 30, 2006.  Total operating revenues for the nine months ended September 30, 2007 were $28,908,836, an increase of 46.6% from $19,719,141 for the nine months ended September 30, 2006.  The increases result from increased fee income received from the Funds, as well as increased commission and fee income relating to CFS.

Fee Income

Fee income for the quarter ended September 30, 2007 was $2,094,858, an increase of 14.9% from $1,823,206 for the quarter ended September 30, 2006.  Fee income for the nine months ended September 30, 2007 was $6,109,570, an increase of 21.3% from $5,038,135 for the nine months ended September 30, 2006.  The increase was due to fees derived from asset growth resulting from new sales in certain of the Funds.  The increase was also due to fees derived from additional assets under management in CFS' registered investment advisor, resulting from recruiting efforts during 2006 and 2007.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These fees constituted 6% of the Company's consolidated revenues for the nine months ended September 30, 2007.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company's consolidated revenues for the nine months ended September 30, 2007.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 6% of the Company's consolidated revenues for the nine months ended September 30, 2007.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 4% of the Company's consolidated revenues for the nine months ended September 30, 2007.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the quarter ended September 30, 2007 was $8,102,345, an increase of 56.1% from $5,192,070 for the quarter ended September 30, 2006.  Commission income for the nine months ended September 30, 2007 was $22,799,266, an increase of 55.3% from $14,681,006 for the nine months ended September 30, 2006.  The increase was due primarily to recruiting efforts for new registered representatives in CFS during 2006 and 2007.  Commission revenues constituted 79% of the Company's consolidated revenues for the nine months ended September 30, 2007.

Operating expenses

Total operating expenses for the quarter ended September 30, 2007 were $9,795,484, an increase of 36.4% from $7,183,393 for the quarter ended September 30, 2006.  Total operating expenses for the nine months ended September 30, 2007 were $28,334,240, an increase of 43.2% from $19,782,550 for the nine months ended September 30, 2006.  The increase resulted primarily from increased commission expense, which corresponds to increases in fee and commission income.

Compensation and benefits

Compensation and benefits expense for the quarter ended September 30, 2007 was $998,321, a decrease of 12.7% from $1,144,177 for the quarter ended September 30, 2006.  Compensation and benefits expense for the nine months ended September 30, 2007 was $3,245,240, an increase of 10.5% from $2,936,363 for the nine months ended September 30, 2006.  The increase for the nine-month period results primarily from increased incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, the addition of employee-status wholesalers in the Company's mutual fund segment, and a separation agreement entered into by the Company.

The Company compensates a team of employee-status individuals to wholesale the Funds to non-affiliated registered representatives and financial advisors.  Employee-status individuals are paid a base salary, plus an incentive override on sales.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual and can be expected to increase in proportion to an increase in gross sales.  Currently, the wholesaling team consists of eight wholesalers, four of which are employee-status.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2007.

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

Commission expense

Commission expense for the quarter ended September 30, 2007 was $7,867,335, an increase of 53.5% from $5,125,003 for the quarter ended September 30, 2006. Commission expense for the nine months ended September 30, 2007 was $21,901,738, an increase of 52.8% from $14,331,318 for the nine months ended September 30, 2006. The increases correspond with the increases in fee and commission income.

Sub-advisory expenses

Total sub-advisory expenses for the quarter ended September 30, 2007 were $219,886, a decrease of 10.4% from $245,277 for the quarter ended September 30, 2006.  Total sub-advisory expenses for the nine months ended September 30, 2007 were $743,712, an increase of 17.4% from $633,722 for the nine months ended September 30, 2006.  The increase for the nine-month period was due to higher levels of sub-advisory fees paid due to asset growth resulting from new sales in certain of the Funds.  Sub-advisory fees are paid to outside investment advisors for advisory services provided to certain of the Funds.  The amounts of sub-advisory fees paid out can be expected to increase as the net asset levels in certain of the Funds continue to increase.

General and administrative expenses

Total general and administrative expenses for the quarter ended September 30, 2007 were $571,825, an increase of 2.1% from $560,241 for the quarter ended September 30, 2006.  Total general and administrative expenses for the nine months ended September 30, 2007 were $1,921,688, an increase of 16.6% from $1,647,780 for the nine months ended September 30, 2006.  The increase was due primarily to increased distribution costs resulting from increased sales activity and higher levels of sales in certain of the Funds, as well as increased 12b-1 service fees paid to broker-dealers selling the Funds.

The Company compensates four independent contractors to wholesale the Funds to non-affiliated registered representatives and financial advisors.  Contracted individuals are paid on a straight commission basis.  The incentive overrides paid to the wholesalers are calculated on gross sales for each individual and can be expected to increase in proportion to an increase in gross sales.  Employee status wholesalers are allowed a monthly expense account to cover costs required to support their sales effort.  Currently, the wholesaling team consists of eight wholesalers, four of which are independent contractors.  Management expects to continue to maintain and support the wholesaling team at or near current levels in 2007.

Sales commissions amortized

Sales commissions amortized during the quarter ended September 30, 2007 were $110,672, an increase of 36.8% from $80,894 for the quarter ended September 30, 2006.  Sales commissions amortized during the nine months ended September 30, 2007 were $326,595, an increase of 37.2% from $238,001 for the nine months ended September 30, 2006.  The increase was due primarily to increased sales in certain of the Funds.

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

Depreciation and amortization

Depreciation and amortization expense for the quarter ended September 30, 2007 was $27,445, a decrease of 1.3% from $27,801 for the quarter ended September 30, 2006.  Depreciation and amortization expense for the nine months ended September 30, 2007 was $195,267, an increase of 128.7% from $85,366 for the nine months ended September 30, 2006.  The increase was due to accelerated amortization of computer software costs.

Liquidity and capital resources

Net cash provided by operating activities was $924,217 for the nine months ended September 30, 2007, as compared to net cash provided by operating activities of $370,085 during the nine months ended September 30, 2006.

Net cash used by investing activities was $259,375 for the nine months ended September 30, 2007, compared to net cash used by investing activities of $31,950 for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, the Company purchased additional computer equipment, as well as certain assets from United Heritage Financial Services, Inc.

Net cash provided by financing activities was $103,743 for the nine months ended September 30, 2007, compared to net cash used by financing activities of $270,717 for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, the Company received $60,000 in connection with the exercise of 100,000 outstanding warrants, and received a $120,025 advance on a new revolving line of credit with First Western Bank.  Also during the nine months ended September 30, 2007, the Company paid out $68,625 in preferred stock dividends and repaid $16,409 of notes payable.

At September 30, 2007, the Company held $2,619,834 in cash and cash equivalents, as compared to $1,851,249 at December 31, 2006.  Liquid assets, which consist of cash and cash equivalents and securities available-for-sale, were $2,619,834 at September 30, 2007, as compared to $1,851,462 at December 31, 2006.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

In seeking to sell Fund shares and market its other services, the Company operates in the highly competitive financial services industry.  The Company competes with over 8,000 open-end investment companies that offer shares to the investing public in the United States.  The Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions, as well as investment advisory firms.  Most of these competitors have substantially greater resources than the Company.  The Company sells Fund shares principally through third-party broker-dealers.  The Company competes for the services of such third-party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third-party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds, which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds that sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual fund shares.  This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares.  In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares, which could have a material adverse effect on the Company's earnings.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2007, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2007	-	-	-	$597,754
August 2007	-	-	-	$597,754
September 2007	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	November 12, 2007	By /s/ Mark R. Anderson

Mark R. Anderson
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

Date:	November 12, 2007	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)