Form 10KSB/A
period 2006-12-31
INTEGRITY MUTUAL FUNDS INC
filed 2007-12-14
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB/A

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

Explanatory Note

Integrity Mutual Funds, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10‑KSB for the year ended December 31, 2006, as filed on March 16, 2007 (the "Original Filing"), solely to correct an inadvertent error in the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing.  There are no other changes to the Original Filing.

For the convenience of the reader, this Amendment No. 1 sets forth the entire Form 10-KSB which was prepared and relates to the Company as of December 31, 2006.  However, this Amendment No. 1 only amends and restates the certificates described above and no attempt has been made to modify or update other disclosures presented in the Original Filing.  Accordingly, except for the above-mentioned certificates, this Amendment No. 1 continues to speak as of the date of the Original Filing, and does not reflect events occurring after such date and does not modify or update those disclosures affected by subsequent events.  Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context.

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

Item 8B.                        Other Information

None.

PART III

Item 9.        Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Incorporated herein by reference is the information appearing under the headings "Election of Directors," "Executive Officers," and "Committees of the Board of Directors and Meeting Attendance," in the Registrant's Proxy Statement, which the Registrant filed on or about April 13, 2007.

Item 10.                        Executive Compensation

Incorporated herein by reference is the information appearing under the heading "Executive Compensation", in the Registrant's Proxy Statement, which the Registrant filed on or about April 13, 2007.

Item 11.                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the heading "Security Ownership of Beneficial Owners and Management", in the Registrant's Proxy Statement, which the Registrant filed on or about April 13, 2007.

Item 12.                        Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Related Transactions", in the Registrant's Proxy Statement, which the Registrant filed on or about April 13, 2007.

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

10.8e       Separation Agreement - Jerry J. Szilagyi (incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission August 11, 2006). *

10.8f        Separation Agreement - Robert E. Walstad (incorporated by reference to Exhibit 10.1 contained in the Company's Annual Report on Form 10-KSB, (File No. 0-25958), filed with the Commission May 14, 2007). *

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

32.1         CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

32.2              CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

* Indicates Management Contract or Compensatory Plan.

Item 14.                         Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the heading "Fees Billed for Services Rendered by Independent Accountant" in the Registrant's Proxy Statement, which the Registrant filed on or about April 13, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date: December 14, 2007	By /s/ Mark R. Anderson
Mark R. Anderson
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2007	By /s/ Mark R. Anderson
Mark R. Anderson
Chief Executive Officer,
President, and Director
(Principal Executive Officer)

Date: December 14, 2007	By /s/ Heather Ackerman
Heather Ackerman
Chief Financial Officer
and Controller
(Principal Financial Officer)

Date: December 14, 2007	By /s/ Peter A. Quist
Peter A. Quist
Vice President and Director

Date: December 14, 2007	By /s/ Vance A. Castleman
Vance A. Castleman
Director

Date: December 14, 2007	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: December 14, 2007	By /s/ Richard H. Walstad
Richard H. Walstad
Director

Date: December 14, 2007	By /s/ Steven D. Lysne
Steven D. Lysne
Director

Date: December 14, 2007	By /s/ Vaune M. Cripe
Vaune M. Cripe
Director

Date: December 14, 2007	By /s/ Jeffrey A. Cummer
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