Form 10QSB/A
period 2007-06-30
INTEGRITY MUTUAL FUNDS INC
filed 2007-12-14
CIK 944696

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

Explanatory Note

Integrity Mutual Funds, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10‑QSB for the quarter ended June 30, 2007, as filed on August 13, 2007 (the "Original Filing"), solely to correct an inadvertent error in the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing.  There are no other changes to the Original Filing.

For the convenience of the reader, this Amendment No. 1 sets forth the entire Form 10-QSB which was prepared and relates to the Company as of June 30, 2007.  However, this Amendment No. 1 only amends and restates the certificates described above and no attempt has been made to modify or update other disclosures presented in the Original Filing.  Accordingly, except for the above-mentioned certificates, this Amendment No. 1 continues to speak as of the date of the Original Filing, and does not reflect events occurring after such date and does not modify or update those disclosures affected by subsequent events.  Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context.

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

Exhibits

10.1

Employment Agreement between Integrity Mutual Funds, Inc. and Bradley Wells (incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on Form 10-QSB (File No. 0-25958) filed with the Commission on August 13, 2007) *

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