Form 10-K
period 2007-12-31
INTEGRITY MUTUAL FUNDS INC
filed 2008-03-17
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number:  000-25958

INTEGRITY MUTUAL FUNDS, INC.
(Exact name of registrant as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Main Street North
Minot, North Dakota 58703
(Address of principal executive offices)

Registrant's telephone number, including area code:	(701) 852-5292

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock; $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]              Accelerated filer [  ]                Non-accelerated filer [  ]               Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 29, 2008: $5,990,124.

On February 29, 2008, there were 14,455,943 shares of the issuer's common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2008, are incorporated by reference in certain sections of Part III.

10-K

INTEGRITY MUTUAL FUNDS, INC.

Special Note Regarding Forward Looking Statements

Certain information included or incorporated by reference in this Annual Report on Form 10-K and other materials filed or to be filed by Integrity Mutual Funds, Inc. ("Integrity" or the "Company") with the Securities and Exchange Commission ("SEC") contain statements that are not based on historical fact and may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," and the negative of these terms and other comparable terminology.  These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business.  These statements are only predictions based on the Company's current expectations and projections about future events.  There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

Sections of this Annual Report on Form 10-K may include additional factors that could adversely impact the Company's business and financial performance.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risks and uncertainties emerge from time to time, and it is not possible for the Company's management to predict all risks and uncertainties, nor can the Company assess the impact of all factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements.  You should not unduly rely upon forward-looking statements as predictions of future events.  Except to the extent required by federal securities laws, the Company is under no duty to update any of these forward-looking statements after the date of this Annual Report on Forma 10-K, nor to conform to the Company's prior statements to actual results or revised expectations, and the Company does not intend to do so.

Forward-looking statements include, but are not limited to, statements about the Company's:

·          Business strategies and investment policies,

·          Possible or assumed future results of operations and operating cash flows,

·          Financing plans and the availability of short-term borrowing,

·          Competitive position,

·          Potential growth opportunities,

·          Recruitment and retention of the Company's key employees,

·          Potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

·          Likelihood of success and impact of litigation,

·          Expected tax rates,

·          Expectations with respect to the economy, securities markets, the market for merger and acquisition activity, the market for asset management activity, and other industry trends,

·          Competition, and

·          Effect from the impact of future legislation and regulation on the Company.

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

·          Terrorist activities or other hostilities which may adversely affect the general economy.

PART I

Item 1.  Business

OVERVIEW

Integrity Mutual Funds, Inc. ("the Company"), is a holding company engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies including ND Tax-Free Fund, Inc. ("ND Tax-Free Fund"), Montana Tax-Free Fund, Inc. ("Montana Tax-Free Fund"), and Integrity Fund of Funds, Inc. ("Integrity Fund of Funds").  Integrity Managed Portfolios consists of one open-end investment company containing six separate portfolios including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund. The Integrity Funds currently consists of one open-end investment company containing six separate portfolios including the Integrity Small Cap Growth Fund, Integrity Health Sciences Fund, Integrity Technology Fund, Integrity High Income Fund, Integrity Growth & Income Fund, and Integrity Total Return Income Fund.  The Company also sells mutual funds, insurance products, and various other securities through another wholly owned subsidiary, Capital Financial Services, Inc. ("CFS").

As of December 31, 2007, total assets under management in the Funds were $395,664,082, compared to $442,008,564 as of December 31, 2006 and $381,914,392 as of December 31, 2005.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation by Robert E. Walstad, founder and Chairman Emeritus of the Company.  The Company's principal offices are located at 1 Main Street North, Minot, North Dakota 58703.  As of December 31, 2007, the Company had 54 full-time employees and 2 part-time employees, consisting of officers, investment management, securities distribution, shareholder services, data processing, compliance, accounting, and clerical support staff.

BUSINESS DEVELOPMENT

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In April of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary.  As of December of 2007, the liability relating to this acquisition was valued at approximately $197,000.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly-owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred earn out cash payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc.  As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  As of December 31, 2007, the Company had made three quarterly installment payments totaling $60,548.  The liability relating to this acquisition is valued at $786,813 as of December 31, 2007, and has also been recorded by the Company as goodwill.  As of December 31, 2007, the total goodwill recorded relating to this acquisition was $1,121,189.

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

Integrity Money Management, Inc.

Integrity Money Management, Inc. ("Integrity Money Management") is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act").  Integrity Money Management provides investment advisory services under investment advisory agreements with the Funds.  As of December 31, 2007, Integrity Money Management managed $395,664,082 of assets under management.

Integrity Funds Distributor, Inc.

Integrity Funds Distributor, Inc. ("Integrity Funds Distributor") is registered with the SEC as a broker-dealer and is also a member of the Financial Industry Regulatory Authority ("FINRA"). Integrity Funds Distributor serves as principal underwriter and distributor for the Funds.  Integrity Funds Distributor earns the underwriter's portion of front-end sales loads ("FESLs") in connection with sales of shares of Funds subject to FESLs, Rule 12b-1 fees pursuant to Rule 12b-1 plans adopted by certain of the Funds, and contingent deferred sales charges ("CDSCs") in connection with redemptions of shares of Funds subject to CDSCs.

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

Capital Financial Services, Inc.

Capital Financial Services, Inc. ("CFS") is a full-service brokerage firm.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 425 investment representatives and investment advisors.

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

REGULATION

Virtually all aspects of the Company's businesses are subject to various complex and extensive federal and state laws and regulations.  Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company's subsidiaries, record-keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees.  Certain of the Company's subsidiaries are registered with various federal and state government agencies, including the SEC, as well as FINRA, a self-regulatory industry organization, as described below.

Integrity Funds Distributor and CFS are registered broker-dealers, subject to extensive regulation and periodic examinations by the SEC, FINRA, and state agencies in those states in which Integrity Funds Distributor and CFS conduct business.  As broker-dealers, Integrity Funds Distributor and CFS are subject to the Net Capital Rule promulgated by the SEC under the Exchange Act.  This rule requires that a broker-dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations.  Integrity Money Management is registered with the SEC as an investment advisor under the Advisers Act and is subject to regulation thereunder, and is also subject to regulation under certain state laws.  The Funds are subject to extensive regulation under the Investment Company Act of 1940 (the "Investment Company Act") and, along with Integrity Money Management, are subject to periodic examinations by the SEC.

Federal and state laws and regulations, and the rules of FINRA, grant broad powers to such regulatory agencies and organizations.  These include the power to limit, restrict, or prevent the Company from carrying on its business if it fails to comply with such laws, regulations and rules.  Other possible sanctions that may be imposed include the suspension of individual employees, restrictions on the Company expanding its business or paying cash dividends, the revocation of the investment advisor, broker dealer, or transfer agent registrations, expulsions, censures, and/or fines.

To the extent that existing or future regulations affecting the sale of Fund shares or their investment strategies cause or contribute to reduced sales of Fund shares, or impair the investment performance of the Funds, the Company's aggregate assets under management and its revenues might be adversely affected.

Since 1993, FINRA rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through broker-dealers.  Congress and the SEC presently are considering amendments to Rule 12b-1 and other statutory provisions and rules that regulate the distribution of mutual fund shares.  The effect of the rule amendments and other legislative or regulatory actions might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan in a situation where a fund has no, or limited, new sales for a prolonged period of time, as well as the imposition of other limits on the use of fund assets to pay for distribution.

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

COMPETITION

The Company derives substantially all of its revenues from two sources; fees relating to the management of, and provision of services to, the Funds, and commission revenue earned in connection with sales of shares of mutual funds, insurance products, and various other securities.  The fees earned by the Company are generally calculated as a percentage of assets under management/service.  If the Company's assets under management/service decline, or do not grow in accordance with the Company's plans, fee revenues and earnings would be materially adversely affected.  Assets under management/service may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

In seeking to sell Fund shares and market its other services, the Company operates in a highly competitive financial services industry.  Industry sources indicate that there are approximately 8,700 open-end investment companies of varying sizes, investment objectives and policies, which offer their shares to the investing public in the United States.  Since its inception, the Company has competed with numerous larger, more established mutual fund management organizations.  The Company sells Fund shares principally through third party broker-dealers.  The Company competes for the services of such third party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds, which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds that sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual funds' shares.  This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares. In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares which could have a materially adverse effect on the Company's earnings.

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

The Company also participates in two other highly competitive related sectors of the financial services industry; retail brokerage and investment advisory services.  The Company competes directly with full-service stock brokerage firms, insurance companies, banks, regional broker-dealers, other independent broker-dealers, and other financial institutions, as well as investment advisory firms.  Each of these competitors offers to the public many of the same investment products and services offered by the Company.  Further, other broker-dealers providing the same services heavily recruit the representatives and advisors transacting business through the Company. This competition forces the Company to maintain high levels of support services and commission payouts for these representatives and advisors. These high levels of services and payouts could have a materially adverse effect on the Company's earnings.

RECENT DEVELOPMENTS

On February 29, 2008, Integrity Mutual Funds, Inc., announced that Mark R. Anderson, Chief Executive Officer, President, and Director resigned from his positions with the Company, effective February 29, 2008.  Concurrent with the resignation, the Company announced that Bradley P. Wells, Senior Vice President of Retail Administration of the Company, would succeed Mr. Anderson as Interim Chief Executive Officer and President of the Company.

In connection with Mr. Anderson's resignation, the Company has entered into a Separation Agreement with Mr. Anderson, dated February 29, 2008 (the "Separation Agreement").  Under the terms of the Separation Agreement, subject to Mr. Anderson meeting his obligations thereunder in all material respects, Mr. Anderson is entitled to receive a payment in the amount of $59,000 (the "Separation Payment"), payable on March 14, 2008 (less required withholding deductions including federal and state taxes and FICA).  The Company will pay to Mr. Anderson his vested balance in the Company's Employee Stock Ownership Plan on March 14, 2008, or as soon thereafter as practicable.

AVAILABILITY OF SEC REPORTS

All SEC reports may be viewed and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

All SEC reports are also made available on the Company's website at http://corp.integrityfunds.com.  These reports, including annual reports on Form 10-K and 10-KSB, quarterly reports of Form 10-Q and 10-QSB, and current reports on Form 8-K, are available on the same day they are filed with the SEC.

Item 1A.  Risk Factors

Not Applicable as a Smaller Reporting Company.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company operates the majority of its business out of its location at 1 Main Street North, Minot, North Dakota, which the Company owns.  As of December 31, 2007, the building has a $358,400 mortgage.

Item 3.  Legal Proceedings

The Company has no pending legal proceedings that are material to the financial affairs of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about the Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol IMFD.  The Company's stock began trading on the OTC Bulletin Board on November 7, 1997.  On May 31, 2002, the shareholders of the Company approved a two for one (2:1) stock split of the issued and outstanding common stock of the Company, which took effect on July 1, 2002.  On December 31, 2007, the closing price of the Company's Common Stock on the OTC Bulletin Board was $.69 per share. At February 29, 2008, there were approximately 760 shareholders of record.

The following table sets forth the high and low closing prices for the Company's common stock.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2007		2006
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	.850	.600	.400	.310
Second Quarter	1.400	.820	.470	.350
Third Quarter	1.000	.570	.490	.410
Fourth Quarter	.870	.590	.600	.460

The Company has not paid a dividend with respect to its common stock, nor does the Company anticipate paying dividends in the foreseeable future.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Smaller Reporting Company Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007	-	-	-	$597,754
November 2007	-	-	-	$597,754
December 2007	-	-	-	$597,754
Total	-	-	-	$597,754

Item 6.  Selected Financial Data

Not Applicable as a Smaller Reporting Company.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements and notes included in this Annual Report on Form 10-K.

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

ASSETS UNDER MANAGEMENT

By Investment Objective

As of December 31,	2007	2006	2005

FIXED-INCOME
Tax-Free Funds	$ 196,493,687	$ 207,235,701	$ 213,405,941
Taxable Funds (Corporate/Government)	138,559,709	143,385,144	62,121,269
TOTAL FIXED-INCOME FUNDS	$ 335,053,396	$ 350,620,845	$ 275,527,210

EQUITY
Fund of Funds	$ 13,483,262	$ 9,889,657	$ 6,029,000
Equity Funds	47,127,424	81,498,062	100,358,182
TOTAL EQUITY FUNDS	$ 60,610,686	$ 91,387,719	$ 106,387,182

TOTAL ASSETS UNDER MANAGEMENT	$ 395,664,082	$ 442,008,564	$ 381,914,392

A substantial portion of the Company's revenues depends upon the amount of assets under its management.  Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.  Assets under the Company's management decreased by $46,344,482 (10.5%) in 2007 compared to 2006 and increased by $60,094,172 (15.7%) in 2006 compared to 2005.  Fixed income assets decreased by 4.4% in 2007 compared to 2006, and increased by 27.3% in 2006 compared to 2005.  Fixed income assets accounted for 84.7% of the total assets under management in 2007 and 79.3% in 2006.  Equity assets decreased by 33.7% in 2007 compared to 2006, and decreased 14.1% in 2006 compared to 2005. Equity assets accounted for 15.3% of total assets under management in 2007 and 20.7% in 2006.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Company's Consolidated Statements of Operations and the percentage change in those amounts from period to period.

				Variance 2007 to 2006	Variance 2006 to 2005

	2007	2006	2005

OPERATING REVENUES
Fee income	$8,171,653	$6,732,222	$4,788,853	21.4%	40.6%
Commission income	30,318,836	20,054,742	14,651,903	51.2%	36.9%
Total revenue	$38,490,489	$26,786,964	$19,440,756	43.7%	37.8%

OPERATING EXPENSES
Compensation and benefits	$4,233,481	$3,729,425	$3,330,165	13.5%	12.0%
Commission expense	29,027,276	19,370,607	13,283,057	49.9%	45.8%
General and administrative expenses	2,602,750	2,242,721	2,139,042	16.1%	4.8%
Sub-advisory expenses	961,837	887,896	432,534	8.3%	105.3%
Sales commissions amortized	443,661	334,254	316,928	32.7%	5.5%
Depreciation and amortization	223,624	157,361	143,155	42.1%	9.9%
Total operating expenses	$37,492,629	$26,722,264	$19,644,881	40.3%	36.0%

OPERATING INCOME (LOSS)	$997,860	$64,700	$(204,125)	1,442.3%	131.7%

OTHER INCOME (EXPENSES)
Interest and other income	$351,742	$233,610	$54,896	50.6%	325.6%
Interest expense	(331,687)	(346,606)	(301,934)	(4.3)%	14.8%
Net other income (expenses)	$20,055	$(112,996)	$(247,038)	117.7%	54.3%

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$1,017,915	$(48,296)	$(451,163)	2,207.7%	89.3%

INCOME TAX BENEFIT (EXPENSE)	(434,702)	(11,091)	118,750	3,819.4%	109.3%

NET INCOME (LOSS)	$583,213	$(59,387)	$(332,413)	1,082.1%	82.1%

INCOME (LOSS) PER COMMON SHARE:	.03	(.01)	(.03)

Year Ended December 31, 2007, compared with Year Ended December 31, 2006:

Operating Revenues - Total operating revenues for 2007 were $38,490,489, an increase of 43.7% from $26,786,964 in 2006.  The increase results from increased fee income received from the Funds, as well as increased commission and fee income relating to CFS.

Fee Income - Fee income for 2007 was $8,171,653, a 21.4% increase from $6,732,222 in 2006.  The increase was due to fees derived from asset growth resulting from new sales in certain of the Funds.  The increase was also due to fees derived from additional assets under management in CFS' registered investment advisor, resulting from ongoing recruiting efforts.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These fees constituted 6% of the Company's consolidated revenues in 2007.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 6% of the Company's consolidated revenues in 2007.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 6% of the Company's consolidated revenues in 2007.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 4% of the Company's consolidated revenues in 2007.

Commission Income - Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for 2007 was $30,318,836, a 51.2% increase over $20,054,742 in 2006.  The increase was due primarily to ongoing recruiting efforts for new registered representatives in CFS.  Commission revenues constituted 78% of the Company's consolidated revenues in 2007.

Operating Expenses - Total operating expenses for 2007 were $37,492,629, a 40.3% increase from $26,722,264 in 2006.  The increase resulted primarily from increased commission expense, which corresponds to increases in fee and commission income.

Compensation and Benefits - Compensation and benefits expense for 2007 was $4,233,481, a 13.5% increase from $3,729,425 in 2006.  The increase results primarily from increased incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, and a separation agreement entered into by the Company.

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

Commission Expense - Commission expense for 2007 was $29,027,276, a 49.9% increase from $19,370,607 in 2006. The increase corresponds with the increases in fee and commission income.

General and Administrative Expenses - Total general and administrative expenses for 2007 were $2,602,750, an increase of 16.1% from $2,242,721 in 2006.  The increase was due primarily to increased reimbursements made to certain Funds due to low assets levels, increased 12b-1 fees paid to other broker-dealers for selling the Funds, and increased legal costs.

Sub-advisory Expenses - Sub-advisory expenses for 2007 were $961,837, an 8.3% increase from $887,896 in 2006.  The increase was due to higher levels of sub-advisory fees paid due to asset growth resulting from new sales in certain of the Funds.  Sub-advisory fees are paid to outside investment advisors for advisory services provided to some of the Funds.  The amount of sub-advisory fees paid out will continue to increase if the net asset levels in certain of the Funds continue to increase.

Sales Commissions Amortized - Sales commissions paid to broker-dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares), are capitalized and amortized on a straight-line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds.  Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred.  The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue.  Amortization of deferred sales commissions for 2007 was $443,661, a 32.7% increase from $334,254 in 2006.  These expenses can be expected to increase if sales of shares of Funds sold without a FESL increase.

Depreciation and Amortization - Depreciation and amortization for 2007 was $223,624, a 42.1% increase from $157,361 in 2006.  The primary reason for the change was an increase in amortization of computer software costs.

Interest and Other Income - Interest and other income for 2007 was $351,742, a 50.6% increase from $233,610 in 2006.  Other income is comprised, in part, from income derived from services billed back to registered representatives in CFS.

Interest Expense - Interest expense was $331,687 for 2007, a 4.3% decrease from $346,606 in 2006.

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

Interest and Other Income - Interest and other income for 2006 was $233,610, a 325.6% increase from $54,896 in 2005.  Other income is comprised, in part, from income derived from services billed back to registered representatives in CFS.

Interest Expense - Interest expense was $346,606 for 2006, a 14.8% increase from $301,934 in 2005.  The increase was primarily the result of the issuance of $2 million of 9¼% subordinated corporate notes during 2005, which was used, in part, to retire $595,000 of 12% subordinated debentures that matured in June of 2005.

FINANCIAL CONDITION

On December 31, 2007, the Company's assets aggregated $18,114,830, an increase of 17.1% from $15,466,130 in 2006, due to increases in cash and cash equivalents, accounts receivable, net property and equipment, and goodwill offset by decreases in securities available-for-sale, income taxes receivable, deferred tax assets, prepaids, deferred sales commissions, and other assets.  Stockholders equity was $10,213,625 on December 31, 2007, compared to $9,398,208 on December 31, 2006.

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

Cash provided by operating activities was $1,568,087 for the year ended December 31, 2007, as compared to net cash provided by operating activities of  $570,573 for the year ended December 31, 2006 and net cash provided by operating activities of $265,950 for the year ended December 31, 2005.

Net cash used by investing activities was $343,414 for the year ended December 31, 2007, as compared to net cash used by investing activities of $47,990 for the year ended December 31, 2006 and net cash used by investing activities of $308,119 for the year ended December 31, 2005.  The primary uses of cash for investing activities in 2007 were the purchase of additional computer equipment and the purchase of certain assets from United Heritage Financial Services, Inc.

Net cash provided by financing activities was $67,328 for the year ended December 31, 2007, as compared to net cash used by financing activities of $208,725 for the year ended December 31, 2006, and net cash provided by financing activities of $712,032 for the year ended December 31, 2005.  During the year ended December 31, 2007, the Company received $60,000 in connection with the exercise of 100,000 outstanding warrants, and received a $120,085 advance on a line of credit with First Western Bank.  Also during the year ended December 31, 2007, the Company paid out $91,500 in preferred stock dividends, and repaid $32,254 of bank debt.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2007, the Company held $3,143,250 in cash and cash equivalents, as compared to $1,851,249 on December 31, 2006, and $1,537,391 on December 31, 2005.  Liquid assets, which consist of cash and cash equivalents and securities available-for-sale, totaled $3,143,250 at December 31, 2007, as compared to $1,851,462 on December 31, 2006, and $1,537,599 on December 31, 2005.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

The Company has received an operating line of credit from First Western Bank & Trust in the amount of $1 million.  In March of 2007, the Company received a $120,085 advance on the line of credit.  The Company currently has approximately $900,000 still available through the line of credit, which carries an interest rate of 8.00%.  The Company anticipates that proceeds received from the line of credit will be used primarily to pay for sales costs in the Funds.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item, the accompanying notes thereto, and the reports of independent registered public accounting firm are included as part of this Form 10-K immediately following the signatures page, beginning on page F-1.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2007, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Integrity Mutual Funds, Inc. (together with its consolidated subsidiaries, the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting, based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2007, is effective.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company's financial statements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits

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

10.1m      Investment Advisory Contract - The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.d1g contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 27, 2004).

10.1n       Investment Advisory Contract - The Integrity Funds on behalf of the Integrity Growth & Income Fund (incorporated by reference to Exhibit 99.d1i contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 26 (File No. 33-53698), filed with the Commission on April 25, 2005).

10.1o       Investment Advisory Contract - The Integrity Funds on behalf of the Integrity All Season Fund (incorporated by reference to Exhibit 99.d1vi contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 32 (File No. 33-53698), filed with the Commission on April 27, 2007).

10.1p       Investment Advisory Contract - The Integrity Funds on behalf of the Integrity Total Return Income Fund (incorporated by reference to Exhibit 99.d1vii contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 34 (File No. 33-53698), filed with the Commission on October 1, 2007).

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

10.2c       Sub-Investment Advisory Contract - The Integrity Funds on behalf of the Integrity All Season Fund (incorporated by reference to Exhibit 99.2dii contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 32 (File No. 33-53698), filed with the Commission on April 27, 2007).

10.2d       Sub-Investment Advisory Contract - The Integrity Funds on behalf of the Integrity Total Return Income Fund (incorporated by reference to Exhibit 99.d2iv contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 34 (File No. 33-53698), filed with the Commission on October 1, 2007).

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

10.3m      Distribution and Service Contract - The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.e1g contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 27, 2004).

10.3n       Distribution and Service Contract - The Integrity Funds on behalf of the Integrity Growth & Income Fund (incorporated by reference to Exhibit 99.e1i contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 26 (File No. 33-53698), filed with the Commission on April 25, 2005).

10.3o       Distribution and Service Contract - The Integrity Funds on behalf of the Integrity All Season Fund (incorporated by reference to Exhibit 99.e1j contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 28 (File No. 33-53698), filed with the Commission on July 29, 2005).

10.3p       Distribution and Service Contract - The Integrity Funds on behalf of the Integrity Total Return Income Fund (incorporated by reference to Exhibit 99.e7 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 34 (File No. 33-53698), filed with the Commission on October 1, 2007).

10.4a       Transfer Agency Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 25 (File No. 33-25138), filed with the Commission on April 27, 2007).

10.4b       Transfer Agency Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 20 (File No. 33-63306), filed with the Commission on April 27, 2007).

10.4c       Transfer Agency Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 17 (File No. 33-85332), filed with the Commission on April 27, 2007).

10.4d       Transfer Agency Contract - Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 54 (File No. 33-36324), filed with the Commission on November 30, 2006).

10.4e       Transfer Agency Contract - The Integrity Funds (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 34 (File No. 33-53698), filed with the Commission on October 1, 2007).

10.5a       Accounting Service Contract - ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 25 (File No. 33-25138), filed with the Commission on April 27, 2007).

10.5b       Accounting Service Contract - Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 20 (File No. 33-63306), filed with the Commission on April 27, 2007).

10.5c       Accounting Service Contract - Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 17 (File No. 33-85332), filed with the Commission on April 27, 2007).

10.5d       Accounting Service Contract - Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

10.6a       Administration and Accounting Service Contract - The Integrity Funds (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 34 (File No. 33-53698), filed with the Commission on October 1, 2007).

10.6b       Administration Service Contract - Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h3 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 54 (File No. 33-36324), filed with the Commission on November 30, 2006).

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

10.8a       Employment Agreement - Bradley Wells (incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on August 13, 2007).*

10.8b       Separation Agreement - Jerry J. Szilagyi (incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission August 11, 2006).*

10.8c       Separation Agreement - Robert E. Walstad (incorporated by reference to Exhibit 10.8 contained in the Company's Annual Report on Form 10-KSB, (File No. 0-25958), filed with the Commission on March 16, 2007).*

10.8d       Separation Agreement - Mark R. Anderson (incorporated by reference to Exhibit 10.1 contained in the Company's Current Report on Form 8-K, (File No. 0-25958), filed with the Commission on March 4, 2008).*

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

INTEGRITY MUTUAL FUNDS, INC.

Date: March 17, 2008	By /s/ Bradley P. Wells
Bradley P. Wells
Interim Chief Executive Officer
and President
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2008	By /s/ Bradley P. Wells
Bradley P. Wells
Interim Chief Executive Officer
and President
(Principal Executive Officer)

Date: March 17, 2008	By /s/ Heather Ackerman
Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)

Date: March 17, 2008	By /s/ Jeffrey A. Cummer
Jeffrey A. Cummer
Chairman

Date: March 17, 2008	By /s/ Vance A. Castleman
Vance A. Castleman
Director

Date: March 17, 2008	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: March 17, 2008	By /s/ Richard H. Walstad
Richard H. Walstad
Director

Date: March 17, 2008	By /s/ Steven D. Lysne
Steven D. Lysne
Director

Date: March 17, 2008	By /s/ Vaune M. Cripe
Vaune M. Cripe
Director

Date: March 17, 2008	By /s/ Peter A. Quist
Peter A. Quist
Vice President and Director

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS
AS OF
DECEMBER 31, 2007, 2006 AND 2005
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
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

By /s/ Brady, Martz & Associates, P.C.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 13, 2008

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$3,143,250	$1,851,249
Securities available-for-sale	-	213
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2007 and $0 for 2006)	2,191,626	1,793,645
Income taxes receivable	-	780
Deferred tax asset	-	5,833
Prepaids	69,767	88,894

Total current assets	$5,404,643	$3,740,614

PROPERTY AND EQUIPMENT	$2,171,049	$1,989,312
Less accumulated depreciation	(900,204)	(811,854)

Net property and equipment	$1,270,845	$1,177,458

OTHER ASSETS
Deferred sales commissions	$165,126	$168,686
Goodwill	10,912,548	9,792,801
Deferred tax asset	144,719	335,995
Other assets (net of accumulated amortization	216,949	250,576
of $387,534 for 2007 and $253,961 for 2006)

Total other assets	$11,439,342	$10,548,058

TOTAL ASSETS	$18,114,830	$15,466,130

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

2007	2006

CURRENT LIABILITIES
Service fees payable	$123,724	$115,225
Accounts payable	587,521	261,767
Income taxes payable	20,512	-
Other current liabilities	2,316,171	1,600,772
Current portion of long-term debt	888,668	22,344

Total current liabilities	$3,936,596	$2,000,108

LONG-TERM LIABILITIES
Note payable	$358,400	$380,651
Subordinate commercial notes	561,000	561,000
Subordinate corporate notes	2,000,000	2,000,000
Convertible promissory note	950,000	950,000
Other long-term liabilities	983,877	198,507
Less current portion of long-term debt	(888,668)	(22,344)

Total long-term liabilities	$3,964,609	$4,067,814

TOTAL LIABILITIES	$7,901,205	$6,067,922

STOCKHOLDERS' EQUITY
Series A Preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,372
14,455,943 and 13,717,146 shares issued and outstanding, respectively
Additional paid in capital - common stock	10,284,900	9,967,973
Receivable - unearned ESOP shares	(55,379)	(62,072)
Accumulated deficit	(1,542,342)	(2,034,055)
Accumulated other comprehensive income (loss)	-	(10)

TOTAL STOCKHOLDERS' EQUITY	$10,213,625	$9,398,208

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,114,830	$15,466,130

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
OPERATING REVENUES
Fee income	$8,171,653	$6,732,222	$4,788,853
Commission income	30,318,836	20,054,742	14,651,903
Total revenue	$38,490,489	$26,786,964	$19,440,756

OPERATING EXPENSES
Compensation and benefits	$4,233,481	$3,729,425	$3,330,165
Commission expense	29,027,276	19,370,607	13,283,057
General and administrative expenses	2,602,750	2,242,721	2,139,042
Sub-advisory expenses	961,837	887,896	432,534
Sales commissions amortized	443,661	334,254	316,928
Depreciation and amortization	223,624	157,361	143,155
Total operating expenses	$37,492,629	$26,722,264	$19,644,881

OPERATING INCOME (LOSS)	$997,860	$64,700	$(204,125)

OTHER INCOME (EXPENSES)
Interest and other income	$351,742	$233,610	$54,896
Interest expense	(331,687)	(346,606)	(301,934)
Net other income (expenses)	$20,055	$(112,996)	$(247,038)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$1,017,915	$(48,296)	$(451,163)

INCOME TAX BENEFIT (EXPENSE)	(434,702)	(11,091)	118,750

NET INCOME (LOSS)	$583,213	$(59,387)	$(332,413)

INCOME (LOSS) PER COMMON SHARE:

Basic	$.03	$(.01)	$(.03)
Diluted	$.03	$(.01)	$(.03)

SHARES USED IN COMPUTING INCOME (LOSS) PER COMMON SHARE:

Basic	14,359,162	13,696,486	13,430,040
Diluted	18,384,834	13,696,486	13,430,040

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Amounts			Shares
	2007	2006	2005	2007	2006	2005
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital

Balance, beginning of year	$9,969,345	$9,830,663	$9,515,283	13,717,146	13,518,543	13,228,543
Common stock issued	239,301	7,000	6,600	738,797	198,603	290,000
Stock option valuation	77,700	132,600	310,500	-	-	-
Purchase of common stock	-	(918)	(1,720)	-	-	-
Balance, end of year	$10,286,346	$9,969,345	$9,830,663	14,455,943	13,717,146	13,518,543

Accumulated deficit
Balance, beginning of year	$(2,034,055)	$(1,883,168)	$(1,459,255)
Net income (loss)	583,213	(59,387)	(332,413)
Preferred dividends	(91,500)	(91,500)	(91,500)
Balance, end of year	$(1,542,342)	$(2,034,055)	$(1,883,168)

ESOP activity
Balance, beginning of year	$(62,072)	$(68,765)	$(75,455)
Repayments from ESOP	6,693	6,693	6,690
Balance, end of year	$(55,379)	$(62,072)	$(68,765)

Accumulated other comprehensive income

Balance, beginning of year	$(10)	$(9)	$256
Change in unrealized gain (loss) on available-for-sale securities	10	(1)	(265)
Balance, end of year	$-	$(10)	$(9)

Total stockholders' equity	$10,213,625	$9,398,208	$9,403,721

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$583,213	$(59,387)	$(332,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	223,624	157,361	136,910
Sales commissions amortized	443,301	334,254	316,928
Compensation expense - options	77,700	132,600	310,500
Recruiting expense - stock	-	7,000	6,600
Loss on disposal of assets	813	-	3,007
Gain (loss) on sale of available-for-sale securities	11	-	(270)
Effects on operating cash flows due to changes in:
Accounts receivable	(397,981)	(333,245)	(275,116)
Income taxes receivable	780	154,186	(154,966)
Prepaids	19,127	6,222	(1,606)
Deferred sales commissions capitalized, net of CDSC collected	(439,741)	(316,930)	(86,030)
Deferred tax asset	197,109	37,654	(28,646)
Other assets	(99,948)	11,540	(48,926)
Service fees payable	8,499	41,809	(24,609)
Accounts payable	325,754	8,604	227,817
Income taxes payable	20,512	-	-
Other liabilities	605,314	388,905	216,770

Net cash provided by operating activities	$1,568,087	$570,573	$265,950

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	$(184,255)	$(47,990)	(81,493)
Proceeds from sale of property and equipment	5	-	500
Purchase of available-for-sale securities	(2)	-	-
Proceeds from sale of available-for-sale securities	215	-	5,281
Purchase of goodwill	(159,377)	-	(232,407)

Net cash used by investing activities	$(343,414)	$(47,990)	$(308,119)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of subordinated corporate notes	$-	$-	$2,000,000
Issuance of common stock	64,301	-	-
Issuance of convertible promissory note	-	950,000	-
Addition to notes payable	-	301,866	-
Short-term borrowing	120,085	-	650,025
Repayments from ESOP	6,693	6,693	6,690
Redemption of common stock	-	(918)	(1,720)
Reduction of short-term borrowing	(10,000)	(100,000)	(650,025)
Reduction of other debt obligations	-	-	(366,440)
Dividends paid	(91,500)	(91,500)	(91,500)
Reduction of notes payable	(22,251)	(1,024,866)	(239,998)
Redemption of subordinate debentures	-	-	(595,000)
Redemption of convertible debentures	-	(250,000)	-

Net cash provided (used) by financing activities	$67,328	$(208,725)	$712,032

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,292,001	$313,858	$669,863
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,851,249	1,537,391	867,528
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,143,250	$1,851,249	$1,537,391

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$332,035	$260,844	$244,919
Income taxes	$219,335	$1,739	$100,177
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Change in unrealized gain (loss) on available-for-sale securities	$10	$(1)	$(265)
Increase (decrease) in goodwill	$960,370	$(25,587)	$168,497
Increase (decrease) in other current liabilities	$-	$-	$(55,597)
Increase (decrease) in other long-term liabilities	$785,370	$(25,587)	$224,094
Increase (decrease) in common stock	$175,000	$-	$-
Recruiting expense - stock	$-	$7,000	$6,600
Compensation expense - options	$77,700	$132,600	$310,500
Preferred stock dividends declared	$22,875	$22,875	$22,875

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

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

Goodwill - The Company accounts for goodwill under FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and indefinite-lived other intangible assets deemed to have an indefinite useful life be assessed annually for impairment using fair value measurement techniques.

Property and equipment - Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

Equipment	5-7 years
Building	40 years

Deferred sales commissions - Sales commissions paid to broker-dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares), are capitalized and amortized on a straight-line basis over a period of one to eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds.  Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred.  The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue.  The Company is amortizing most of its sales commissions over one to five years for tax purposes.

Other assets - Other assets include debt issue costs, computer software costs, and other miscellaneous assets.  Debt issue costs are amortized over the life of the corresponding debt and computer software costs are amortized over an estimated useful life.

Advertising - Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $79,043 in 2007, $46,232 in 2006 and $66,409 in 2005.

Earnings per common share - Basic earnings per common share was computed using the weighted average number of shares outstanding of 14,359,162 in 2007, 13,696,486 in 2006 and 13,430,040 in 2005.  Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, and written put options.  The weighted average shares outstanding used in computing diluted earnings per common share were 18,384,834 in 2007, 13,696,486 in 2006 and 13,430,040 in 2005.

Income taxes - The Company files a consolidated income tax return with its wholly owned subsidiaries.  The amount of deferred tax benefit or expense is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates.  Deferred tax benefits or expenses are recognized in the financial statements for the changes in deferred tax assets between years.

Reclassification - Certain amounts from 2005 and 2006 have been reclassified to conform to the 2007 presentation.  These reclassifications had no effect on the Company's net income.

Impact of Newly Issued and Proposed Accounting Standards - In December of 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations."  SFAS No. 141R will significantly change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  Statement No. 141R will change the accounting treatment for certain specific items, including:

·          Acquisition costs will be generally expensed as incurred;

·          Non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;

·          Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

·          In-process research and development will be recorded at fair value as an indefinite-lived intangible assets at the acquisition date;

·          Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

·          Changed in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes as substantial number of new disclosure requirements.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.  The Company cannot predict what, if any, impact SFAS No. 141R will have on its consolidated financial statements when it becomes effective in 2008.

In December of 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51."  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, SFAF No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS No. 160 will have a significant effect on the Company's consolidated financial statements.

In February of 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115."  SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company does not believe the adoption of SFAS No. 159 will have a significant effect on the Company's consolidated financial statements.

In September of 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements where fair value is the relevant measurement attribute.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  The Company does not believe the adoption of SFAS No. 157 will have a significant effect on the Company's consolidated financial statements.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2007 and 2006 consist of the following:

	Current Maturity	Current Interest Rate

Amount

			2007	2006
Cash in checking	Demand	-	$2,932,403	$1,850,563
Cash in savings	Demand	0.20%	210,847	686
			$3,143,250	$1,851,249

NOTE 3 - INVESTMENTS IN AND TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

The Company's investments in sponsored mutual funds held as available-for-sale at December 31, 2007 and 2006:

	Aggregate Cost	Gross Unrealized Holding Gains (Losses)

			Aggregate Fair Value
2007 - Mutual Funds	$-	$-	$-

2006 - Mutual Funds	$223	$(10)	$213

Dividends earned on the Company's investments in sponsored mutual funds aggregated $1 in 2007, $7 in 2006 and $13 in 2005.

The Company provides services to the Funds, which had aggregate net assets under management at December 31, 2007 of $395,664,082.  All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged.  The majority of these contracts are subject to periodic review and approval by each of the Fund's Board of Directors, Trustees and Shareholders.  Revenues derived from services rendered to the sponsored mutual funds were $6,044,265 in 2007, $5,461,110 in 2006 and $4,657,953 in 2005.

Accounts receivable from the sponsored mutual funds aggregated $452,000 and $475,000 at December 31, 2007 and 2006, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006, consists of the following:

	2007	2006
Office furniture and equipment	$807,460	$709,208
Building and land	1,363,589	1,280,104
	$2,171,049	$1,989,312
Accumulated depreciation and amortization	(900,204)	(811,854)
	$1,270,845	$1,177,458

Depreciation expense totaled $90,050, $81,120 and $87,665 in 2007, 2006 and 2005, respectively.

NOTE 5 - BUSINESS ACQUISITIONS

Purchase Combinations -

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares will be subject to a put option, which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction will be issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In April of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. At December of 2007, the liability relating to this acquisition was valued at approximately $197,000.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly-owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred earn out cash payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc.  As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  As of December 31, 2007, the Company had made three quarterly installment payments totaling $60,548.  The liability relating to this acquisition is valued at $786,813 as of December 31, 2007, and has also been recorded by the Company as goodwill.  As of December 31, 2007, the total goodwill recorded relating to this acquisition was $1,121,189.

NOTE 6 - LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 was as follows:

			Current Portion
			Rate	2007	2006
Long-term debt:
First Western Bank	7.25%	23,855	358,400	380,651
Subordinate commercial notes	9.00%	561,000	561,000	561,000
Subordinate corporate notes	9.25%	-	2,000,000	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		303,813	983,877	198,507

Totals		$888,668	$4,853,277	$4,090,158

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

Subordinate Commercial Notes - The Company approved a $1 million intra-state subordinate commercial note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate commercial notes do not represent ownership in the Company.  As of December 31, 2007, $561,000 in subordinate commercial notes was outstanding.  The subordinate commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008.  The Company can call the subordinate commercial notes at par anytime after July 1, 2003.

Subordinate Corporate Notes  - The Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate corporate notes do not represent ownership in the Company.  As of December 31, 2007, $2,000,000 in subordinate corporate notes was outstanding.  The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011.  The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

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

Future Payments on Acquisitions - see Note 5 - Business Acquisitions

The aggregate amount of required future payments on the above long-term debt at December 31, 2007, is as follows:

Year ending December 31,
2008	$888,668
2009	262,816
2010	538,793
2011	2,180,000
2012	33,000
Thereafter	950,000

Total due	$4,853,277

NOTE 7 - INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2007	2006	2005
Current income tax benefit (expense):
Federal	$(207,400)	$-	$-
State	(26,352)	-	-
Total current tax benefit (expense)	$(233,752)	$-	$-
Deferred tax benefit (expense):
Federal	$(178,000)	$(9,700)	$104,000
State	(22,950)	(1,391)	14,750
Total deferred tax benefit (expense)	$(200,950)	$(11,091)	$118,750

Total provision for income tax
benefit (expense)	$(434,702)	$(11,091)	$118,750

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

Deferred tax assets (liabilities) were comprised of the following:

	2007	2006	2005
Deferred tax assets:
Net operating and capital loss carry forwards	$37,892	$105,628	$133,648
Stock option compensation	583,374	552,916	500,935
Other	-	-	-
Total deferred tax assets	$621,266	$658,544	$634,583

Deferred tax liabilities:
Accumulated depreciation	$62,624	$38,896	$51,406
Accumulated amortization	413,923	277,820	203,695
Total deferred tax liabilities	$476,547	$316,716	$255,101

Net deferred tax asset	$144,719	$341,828	$379,482

Net deferred tax asset - current	$-	$5,833	$52,609
Net deferred tax asset - non-current	$144,719	$335,995	$326,873
Net deferred tax asset	$144,719	$341,828	$379,482

As of December 31, 2007, the Company had federal and state net operating loss carry forwards of approximately $0 and $360,000, respectively, which will expire over the next six to twenty years if unused.

As of December 31, 2007, the Company also has a capital loss carry forward of approximately $50,000 that will expire in 2008 if unused.

A reconciliation of the difference between the expected income tax benefit (expense) computed at the U.S. statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

	2007		2006		2005
Federal tax benefit (expense) at statutory rates	$(356,000)	(35%)	$17,000	35%	$158,000	35%
State tax benefit (expense), net of federal tax effect	(51,000)	(5%)	2,000	5%	23,000	5%
Other	(27,702)	(3%)	(30,091)	(63%)	(62,250)	(14%)

Actual tax benefit (expense)	$(434,702)	(43%)	$(11,091)	(23%)	$118,750	26%

Included in "other" are amounts separately allocated to stockholders' equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale, ESOP plan activity, and effects of stock-based employee compensation for the years ended December 31, 2007, 2006 and 2005.

NOTE 8 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company.  All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.  No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue.  The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants.   These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share.  The exercise prices of these warrants were adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989.  2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 2,098,000 warrants as of December 31, 2007.

In addition to the warrants discussed above, the Company has also issued warrants to purchase 600,000 common shares in March of 2004 at an exercise price of $.60 per share.  These options are considered to be fully vested and have a contractual expiration date of September 1, 2010.  100,000 warrants were exercised in 2007, leaving an outstanding balance of 500,000 warrants as of December 31, 2007.

The Company has entered into employment agreements with two key employees of the Company.  Upon execution of these employment agreements, a one-time granting of stock options took effect.  These options are fully vested and have a perpetual life.  Each employment contract stated the strike price for which options were granted.  In addition, the contracts granted options when the employee reach specified performance goals.  The employment contracts contain severance packages, buyout clauses, or other forms of commitments.  None of these commitments require payment of more than one year's salary.

The Company has also issued options to directors as well as various other employees.  The options granted to employees were granted in connection with reaching certain performance goals.  These options are considered to be fully vested and have a contractual life of ten years.

As part of the acquisition of Capital Financial Services, Inc., 500,000 options were granted in January of 2002 at a strike price of $.50.  These options are fully vested and expire ten years from the acquisition date.

The Company plans to issue additional common shares if any of its outstanding options are exercised.  There have been no options exercised to date.

In December of 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R for stock-based employee compensation.  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards were as follows:

	2007	2006	2005
Compensation costs	$77,700	$132,600	$310,500
Less: deferred tax benefit	30,440	51,979	125,801
Compensation costs, net of taxes	$47,260	$80,621	$184,699

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model.  The expected life of options granted range from 5 years to 10 years.  The following are the weighted average assumptions for each year:

	2007	2006	2005
Risk-free interest rate	4.59%	4.85%	4.08%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	80%	82%	83%
Expected life of options	6 years	5 years	5 years

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2005	3,835,613	$.55	$.29	$-
Granted	1,412,500.49		.22
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2005	5,248,113	$.53	$.27	$-
Granted	510,000.49		.26
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2006	5,758,113	$.53	$.27	$608,000
Granted	130,000.86		.60
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2007	5,888,113	$.54	$.28	$1,081,950

Exercisable options at the end of 2007, 2006, and 2005 were 5,888,113, 5,758,113, and 5,248,113, respectively.  The following table summarizes information concerning options outstanding and exercisable as of December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .00 to $ .49	1,380,000	Perpetual	$.42	1,380,000	$.42
$ .50 to $ .99	3,935,000	7*	$.52	3,935,000	$.52
$1.00 to $1.50	573,113	7*	$1.01	573,113	$1.01
$ .00 to $ 1.50	5,888,113	7*	$.54	5,888,113	$.54

* Excludes options with a perpetual life

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals.  Plan expenses paid for by the Company were $10,070, $7,796, and $4,790 for the years ended December 31, 2007, 2006, and 2005, respectively.  The matching contributions paid by the Company were $110,194 $92,825 and $91,991 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999.  Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan.  Contributions are made at the discretion of the Board of Directors.  To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

During 2001, the ESOP purchased 208,000 shares of the Company's common stock, at a weighted average price of $.48 per share.  The purchase was funded with a loan of $100,000 from the Company, which is collateralized by the unallocated Company shares owned by the ESOP.  The loan will be repaid primarily from Company contributions.  The outstanding principal balance of the loan as of December 31, 2007, was $55,000 and the interest rate is 7% over a 15 year life.  All previous loans to the ESOP have been paid in full and shares purchased by those loans have been allocated to employees.

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

At December 31, 2007 and 2006, cumulative allocated shares remaining in the trust were 595,016 and 581,072 respectively, and unallocated shares were 128,984 and 142,928 respectively, of which 13,944 and 13,944 respectively, were committed-to-be allocated.  Total ESOP contribution expense recognized was $11,800, $10,131 and $9,062 for the years ended December 31, 2007, 2006, and 2005, respectively.  The fair value of unallocated shares was $88,999 at December 31, 2007.

NOTE 10 - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries (Integrity Funds Distributor, Inc. and Capital Financial Services, Inc.) are member firms of the Financial Industry Regulatory Authority (FINRA) and are registered with the Securities and Exchange Commission (SEC) as broker-dealers.  Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1.  At December 31, 2007, these subsidiaries had net capital of $465,968 and $1,504,627; minimum net capital requirements of $25,000 and $146,610; excess net capital of $440,968 and $1,358,017 and ratios of aggregate indebtedness to net capital of .33 to 1, and 1.46 to 1, respectively.  The subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

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

As of, and for the year ended, December 31, 2007:

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$6,857,033	$31,633,456	$38,490,489
Inter-segment revenues	15,193	142,797	157,990
Interest expense	331,687	-	331,687
Stock-based employee compensation	77,700	-	77,700
Sales commissions amortized	443,661	-	443,661
Depreciation and amortization	212,929	10,695	223,624
Income (loss) before income tax benefit (expense)	(627,144)	1,645,059	1,017,915
Income tax benefit (expense)	210,198	(644,900)	(434,702)
Net income (loss)	(416,946)	1,000,159	583,213
Segment assets	14,001,290	4,191,932	18,193,222
Expenditure for segment assets	133,644	50,611	184,255

As of, and for the year ended, December 31, 2006:

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$6,526,128	$20,260,836	$26,786,964
Inter-segment revenues	-	98,895	98,895
Interest expense	346,606	-	346,606
Stock-based employee compensation	132,600	-	132,600
Sales commissions amortized	334,254	-	334,254
Depreciation and amortization	153,858	3,503	157,361
Income (loss) before income tax benefit (expense)	(1,034,533)	986,237	(48,296)
Income tax benefit (expense)	375,509	(396,600)	(11,091)
Net income (loss)	(659,024)	599,637	(59,387)
Segment assets	12,724,714	2,819,808	15,544,522
Expenditure for segment assets	33,791	14,199	47,990

As of, and for the year ended, December 31, 2005:

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$5,319,221	$14,121,535	$19,440,756
Inter-segment revenues	-	24,523	24,523
Interest expense	301,934	-	301,934
Stock-based employee compensation	310,500	-	310,500
Sales commissions amortized	316,928	-	316,928
Depreciation and amortization	141,713	1,442	143,155
Income (loss) before income tax benefit (expense)	(1,113,101)	661,938	(451,163)
Income tax benefit (expense)	382,150	(263,400)	118,750
Net income (loss)	(730,951)	398,538	(332,413)
Segment assets	13,298,738	1,972,568	15,271,306
Expenditure for segment assets	71,683	9,810	81,493

Reconciliation of Segment Information

	2007	2006	2005
Revenues
Total revenues for reportable segments	38,648,479	26,885,859	19,465,279
Elimination of inter-company revenues	(157,990)	(98,895)	(24,523)
Consolidated total revenue	$38,490,489	$26,786,964	$19,440,756

Profit
Total reportable segment profit (loss)	$583,213	$(59,387)	$(332,413)

Assets
Total assets for reportable segments	$18,193,222	$15,544,522	$15,271,306
Elimination of inter-company receivables	(78,392)	(78,392)	(78,392)
Consolidated assets	$18,114,830	$15,466,130	$15,192,914

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company entered into a three-year lease for office space in Huntington, New York on June 1, 2004.  The monthly lease payments were $1,500 for the first two years, and $1,545 for the third year.  The lease expired on May 31, 2007.  Total rent expense was $6,180, $18,315, and $18,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company has various leases for office equipment that expire over the next several years through 2011.  The total rent expense for these leases was $34,000, $33,000, and $30,000 for December 31, 2007, 2006 and 2005 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2007.

Years ending December 31,
2008	$29,060
2009	25,145
2010	23,267
2011	3,615
Total minimum future rental payments	$81,087

NOTE 13 - GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2007, 2006, and 2005, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2005	$6,950,733	$2,478,752	$9,429,485
Goodwill acquired during the period	468,656	-	468,656
Goodwill disposed of during the period	(67,752)	-	(67,752)
Impairment losses	-	-	-
Balance as of December 31, 2005	$7,351,637	$2,478,752	$9,830,389
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 5)	(37,588)	-	(37,588)
Impairment losses	-	-	-
Balance as of December 31, 2006	$7,314,049	$2,478,752	$9,792,801
Goodwill acquired during the period		1,156,320	1,156,320
Goodwill acquisition price adjustment during the period (see Note 5)	(1,443)	(35,130)	(36,573)
Impairment losses	-	-	-
Balance as of December 31, 2007	$7,312,606	$3,599,942	$10,912,548

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  Testing is done at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS 142.  The annual testing resulted in no impairment charges to goodwill in 2005, 2006, or 2007.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.  The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income from continuing operations	$583,213
Less: preferred stock dividends	(91,500)
Income available to common stockholders - Basic earnings per share	491,713	14,359,162	$.03
Effect of dilutive securities:
Options and warrants	-	2,125,672
Convertible promissory note	37,050	1,900,000
Income available to common stockholders - Diluted earnings per share	$528,763	18,384,834	$.03

	For the Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(59,387)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders - Basic earnings per share	(150,887)	13,696,486	$(.01)
Effect of dilutive securities:
Options and warrants	-	-
Income available to common stockholders - Diluted earnings per share	$(150,887)	13,696,486	$(.01)

	For the Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(332,413)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders - Basic earnings per share	(423,913)	13,430,040	$(.03)
Effect of dilutive securities:
Options and warrants	-	-
Income available to common stockholders - Diluted earnings per share	$(423,913)	13,430,040	$(.03)

Options and warrants to purchase 573,113 common shares at exercise prices between $1.00 and $1.43 were outstanding at December 31, 2007, but were not included in the computation of earnings per share for the year ended December 31, 2007.  The options and warrants were not included in the calculation because their exercise prices were greater than the average market price of the common shares during the period.

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

The Series A preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 2007, because their effect was anti-dilutive.

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

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders' equity:

For the Year Ended December 31, 2007
Net Income	$583,213
Other Comprehensive Income, net of tax:
Unrealized gain on securities	10
Total Comprehensive Income	$583,223

For the Year Ended December 31, 2006
Net Loss	$(59,387)
Other Comprehensive Income, net of tax:
Unrealized loss on securities	(1)
Total Comprehensive Loss	$(59,388)

For the Year Ended December 31, 2005
Net Loss	$(332,413)
Other Comprehensive Income, net of tax:
Unrealized loss on securities	(265)
Total Comprehensive Loss	$(332,678)

NOTE 16 - RISKS AND UNCERTAINTIES

                The Company has a concentration of credit risk for cash deposits at various financial institutions.  These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The maximum loss that could have resulted from the risk totaled approximately $2,856,608 as of December 31, 2007.

NOTE 17 - RELATED PARTY TRANSACTIONS

Mr. Jeffrey A. Cummer was elected a director of Integrity Mutual Funds, Inc. on June 1, 2006.  Mr. Cummer is president and senior portfolio manager of SMH Capital Advisors, Inc.  During 2007, Integrity Mutual Funds, Inc. paid monthly sub-advisory fees to SMH Capital Advisors, Inc. for advisory services provided to the Integrity High Income Fund and Integrity All Season Fund.  Sub-advisory payments made to SMH Capital Advisors, Inc. totaled $699,230 in 2007, $386,826 in 2006 and $144,636 in 2005.

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

In October of 2006, Integrity Mutual Funds, Inc. issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement.  The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company.  The conversion price shall be equal to $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.   PawnMart, Inc. is a wholly owned subsidiary of Xponential, Inc.   Mr. Cummer is Chairman of the Board and Executive Vice President of PawnMart, Inc.  Interest payments made to PawnMart, Inc. relating to this note totaled $62,436 in 2007.

Mr. Steven D. Lysne was elected a director of Integrity Mutual Funds, Inc. on May 27, 2005.  Mr. Lysne is CEO and general manager of SRT Communications, Inc.  Integrity Mutual Funds, Inc. pays SRT Communications, Inc. for telephone and internet services.  Payments made to SRT Communications, Inc. totaled $65,817 in 2007, $60,333 in 2006, and $60,348 in 2005.

NOTE 18 - SUBSEQUENT EVENTS

On February 29, 2008, Integrity Mutual Funds, Inc., announced that Mark R. Anderson, Chief Executive Officer, President, and Director resigned from his positions with the Company, effective February 29, 2008.  Concurrent with the resignation, the Company announced that Bradley P. Wells, Senior Vice President of Retail Administration of the Company, would succeed Mr. Anderson as Interim Chief Executive Officer and President of the Company.

In connection with Mr. Anderson's resignation, the Company has entered into a Separation Agreement with Mr. Anderson, dated February 29, 2008 (the "Separation Agreement").  Under the terms of the Separation Agreement, subject to Mr. Anderson meeting his obligations thereunder in all material respects, Mr. Anderson is entitled to receive a payment in the amount of $59,000 (the "Separation Payment"), payable on March 14, 2008 (less required withholding deductions including federal and state taxes and FICA).  The Company will pay to Mr. Anderson his vested balance in the Company's Employee Stock Ownership Plan on March 14, 2008, or as soon thereafter as practicable.

ADDITIONAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON ADDITIONAL INFORMATION

To the Stockholders and Directors
Integrity Mutual Funds, Inc. and Subsidiaries
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Integrity Mutual Funds, Inc. and Subsidiaries for the years ended December 31, 2007, 2006 and 2005, appears on page F-1.  Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole.  The information on page F-25, related to the 2007, 2006 and 2005 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2007, 2006 and 2005, taken as a whole.

We also have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended December 31, 2004 and 2003, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements.  In our opinion, the information on page F-25 relating to the 2004 and 2003 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

By /s/ Brady, Martz & Associates, P.C.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 13, 2008

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

	2007	2006	2005	2004	2003*
Operating revenue	$38,490,489	$26,786,964	$19,440,756	$16,990,571	$13,956,173

Operating income (loss)	$997,860	$64,700	$(204,125)	$(165,018)	$496,009

Income tax benefit (expense)	$(434,702)	$(11,091)	$118,750	$124,110	$(144,330)

Basic earnings (loss) per share	$.03	$(.01)	$(.03)	$(.03)	$.01

Diluted earnings (loss) per share	$.03	$(.01)	$(.03)	$(.03)	$.01

Total assets	$18,114,830	$15,466,130	$15,192,914	$13,907,987	$15,675,216

Long-term obligations	$4,853,277	$4,090,158	$4,138,745	$2,749,649	$4,422,427

Shareholders' equity	$10,213,625	$9,398,208	$9,403,721	$9,505,829	$9,201,106

Dividends paid	$0	$0	$0	$0	$0

*Excludes discontinued operations of Magic Internet Services, Inc.

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Quarter Ended
	3-31-07	6-30-07	9-30-07	12-31-07
Revenues	$8,271,397	$10,440,235	$10,197,203	$9,581,654
Operating income (loss)	(307,941)	480,817	401,719	423,265
Other income (expense)	(46,104)	24,068	75,727	(33,636)
Income tax benefit (expense)	122,474	(203,824)	(193,095)	(160,257)
Net income (loss)	(231,571)	301,061	284,351	229,372

Per Share, Basic
Operating income (loss)	(.02)	.03	.03	.03
Other income (expense)	(.00)	.00	.00	(.00)
Income tax benefit (expense)	.01	(.02)	(.01)	(.01)
Per Share, Diluted
Operating income (loss)	(.02)	.03	.02	.02
Other income (expense)	(.00)	.00	.00	(.00)
Income tax benefit (expense)	.01	(.01)	(.01)	(.01)

	Quarter Ended
	3-31-06	6-30-06	9-30-06	12-31-06
Revenues	$6,347,664	$6,356,201	$7,015,276	$7,067,823
Operating income (loss)	(78,763)	93,472	(168,118)	218,109
Other income (expense)	(69,398)	16,534	(7,090)	(53,042)
Income tax benefit (expense)	30,097	(23,140)	56,406	(74,454)
Net income (loss)	(118,065)	86,867	(118,801)	90,612

Per Share (1)
Operating income (loss)	(0.01)	0.01	(0.01)	0.01
Other income (expense)	(0.01)	0.00	(0.00)	(0.00)
Income tax benefit (expense)	0.00	(0.00)	0.00	(0.00)

	Quarter Ended
	3-31-05	6-30-05	9-30-05	12-31-05
Revenues	$4,548,021	$4,631,193	$5,070,069	$5,191,473
Operating income (loss)	34,650	(71,269)	(82,531)	(84,975)
Other expense	(49,672)	(51,413)	(80,578)	(65,375)
Income tax benefit	9,457	45,759	12,198	51,336
Net loss	(5,565)	(76,923)	(150,911)	(99,014)

Per Share (1)
Operating income (loss)	0.00	(0.00)	(0.01)	(0.01)
Other expense	(0.00)	(0.00)	(0.01)	(0.01)
Income tax benefit	0.00	0.00	0.00	0.01

(1) For calculating per share amounts, basic and diluted common share are not materially different.

The above financial information is unaudited.  In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.