Form 10-Q
period 2008-03-31
INTEGRITY MUTUAL FUNDS INC
filed 2008-05-13
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number  0-25958

INTEGRITY MUTUAL FUNDS, INC.
(Exact name of registrant as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1 Main Street North, Minot, North Dakota, 58703
(Address of principal executive offices)

(701) 852-5292
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of April 30, 2008, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q
INTEGRITY MUTUAL FUNDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$3,323,836	$3,143,250
Accounts receivable	2,285,111	2,191,626
Prepaids	66,045	69,767

Total current assets	$5,674,992	$5,404,643

PROPERTY AND EQUIPMENT	$2,200,842	$2,171,049
Less accumulated depreciation	(924,256)	(900,204)

Net property and equipment	$1,276,586	$1,270,845

OTHER ASSETS
Deferred sales commissions	$86,421	$165,126
Goodwill	10,902,258	10,912,548
Deferred tax asset	115,143	144,719
Other assets (net of accumulated amortization	212,892	216,949
of $392,177 for 2008 and $387,534 for 2007)

Total other assets	$11,316,714	$11,439,342

TOTAL ASSETS	$18,268,292	$18,114,830

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2008	2007

CURRENT LIABILITIES
Service fees payable	$115,707	$123,724
Accounts payable	443,044	587,521
Income taxes payable	85,559	20,512
Other current liabilities	2,343,813	2,316,171
Current portion of long-term debt	888,658	888,668

Total current liabilities	$3,876,781	$3,936,596

LONG-TERM LIABILITIES
Notes payable	$352,515	$358,400
Subordinated commercial notes	561,000	561,000
Subordinated corporate notes	2,000,000	2,000,000
Convertible promissory note	950,000	950,000
Other long-term liabilities	939,444	983,877
Less current portion of long-term debt	(888,658)	(888,668)

Total long-term liabilities	$3,914,301	$3,964,609

TOTAL LIABILITIES	$7,791,082	$7,901,205

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital - common stock	10,285,398	10,284,900
Receivable - unearned ESOP shares	(53,705)	(55,379)
Accumulated deficit	(1,280,929)	(1,542,342)

TOTAL STOCKHOLDERS' EQUITY	$10,477,210	$10,213,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,268,292	$18,114,830

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
OPERATING REVENUES
Fee income	$1,801,669	$1,957,526
Commissions	7,481,016	6,250,324

Total revenue	$9,282,685	$8,207,850

OPERATING EXPENSES
Compensation and benefits	$812,801	$1,276,306
Commission expense	7,154,994	6,129,591
Sub-advisory expenses	169,879	283,352
General and administrative expenses	660,473	678,248
Sales commissions amortized	91,456	105,185
Depreciation and amortization	28,695	106,657

Total operating expenses	$8,918,298	$8,579,339

OPERATING INCOME (LOSS)	$364,387	$(371,489)

OTHER INCOME (EXPENSES)
Interest and other income	$204,371	$98,529
Interest expense	(82,824)	(81,085)

Net other income	$121,547	$17,444

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$485,934	$(354,045)

INCOME TAX BENEFIT (EXPENSE)	(201,647)	122,474

NET INCOME (LOSS)	$284,287	$(231,571)

NET INCOME (LOSS) PER SHARE:
Basic	$.02	$(.02)
Diluted	$.01	$(.02)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,514,143	13,961,402
Diluted	20,819,020	13,961,402

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$284,287	$(231,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,695	106,657
Sales commissions amortized/charged off	91,457	105,185
Loss on sale of available-for-sale securities	-	11
Compensation expense - options	-	5,100
(Increase) decrease in:
Accounts receivable	(93,485)	(450,539)
Income taxes receivable	-	(1,020)
Prepaids	3,722	6,527
Deferred tax asset	29,576	(128,350)
Deferred sales commissions capitalized, net of CDSC collected	(12,752)	(150,080)
Other assets	(586)	(24,947)
Increase (decrease) in:
Service fees payable	(8,017)	11,349
Accounts payable	(144,477)	213,520
Income taxes payable	65,047	-
Other liabilities	42,642	219,199
Net cash provided (used) by operating activities	$286,109	$(318,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(29,793)	$(50,138)
Purchase of available-for-sale securities	-	(2)
Sale of available-for-sale securities	-	215
Purchase of goodwill	-	(50,216)
Net cash used by investing activities	$(29,793)	$(100,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$499	$60,604
Short-term borrowing	-	120,025
Reduction of short-term borrowing	(15,000)	-
Reduction of notes payable	(5,885)	(5,540)
Reduction of long-term liability	(34,143)	-
Repayments from ESOP	1,674	1,675
Preferred dividends paid	(22,875)	(22,875)
Net cash provided (used) by financing activities	$(75,730)	$153,889

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$180,586	$(265,211)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$3,143,250	1,851,249

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,323,836	$1,586,038

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain on available-for-sale securities	$-	$10
Increase (decrease) in goodwill	(10,290)	1,059,394
Increase (decrease) in other long-term liabilities	(10,290)	884,394
Increase (decrease) in common stock	-	175,000
Compensation expense - options	-	5,100
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008 and 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007, of Integrity Mutual Funds, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2007, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of operating results for the entire year.

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

  Acquisition costs will be generally expensed as incurred;
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

SFAS No. 141R also includes as substantial number of new disclosure requirements.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.  The Company cannot predict what, if any, impact SFAS No. 141R will have on its consolidated financial statements when it becomes effective in 2009.

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

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 presentation.  These reclassifications had no effect on the Company's net income.

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

The Company has stated operating loss carryforwards that will expire over the next six to twenty years if unused, as well as a capital loss carryforward that will expire in 2008 if unused.  Deferred tax assets are a result of these timing differences.

NOTE 5 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares if assets of the Fund reach $100 million and 150,000 options on the Company's common shares if the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary.  The liability relating to this acquisition is valued at $197,064 as of March 31, 2008 and has been recorded by the Company as goodwill.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc.  As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  As of March 31, 2008, the Company had made four quarterly installment payments totaling $94,691.  The liability relating to this acquisition is valued at approximately $742,380 as of March 31, 2008, and has also been recorded by the Company as goodwill.  As of March 31, 2008, the total goodwill recorded relating to this acquisition was $1,121,189.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2008, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2008	$7,312,606	$3,599,942	$10,912,548
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 5)	-	(10,290)	(10,290)
Impairment losses	-	-	-
Balance as of March 31, 2008	$7,312,606	$3,589,652	$10,902,258

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

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB25").  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2008 and 2007, were as follows:

	2008	2007
Compensation costs	$-	$5,100
Less: deferred tax benefit	-	2,000
Compensation costs, net of taxes	$-	$3,100

Option activity for the twelve months ended December 31, 2007 and the three months ended March 31, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2007	5,758,113	$.53	$.27	$608,000
Granted	130,000.86		.60
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2007	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on March 31, 2008	5,888,113	$.54	$.28	$87,100

Exercisable options at December 31, 2007 and March 31, 2008 were 5,888,113 and 5,888,113, respectively.

NOTE 8 - DEBT

Long-term debt at March 31, 2008 and December 31, 2007 was as follows:

Rate		Current Portion	2008	2007

First Western Bank	7.25%	24,358	352,515	358,400
Subordinate commercial notes	9.00%	561,000	561,000	561,000
Subordinate corporate notes	9.25%	-	2,000,000	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		303,300	939,444	983,877

Totals		$888,658	$4,802,959	$4,853,277

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

Subordinate Commercial Notes - In July of 2002, the Company approved a $1 million intra-state subordinate commercial note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate commercial notes do not represent ownership in the Company.  As of March 31, 2008, $561,000 in subordinate commercial notes were outstanding.  The subordinate commercial notes carry an interest rate of 9% per annum, payable semi-annually, and mature June 30, 2008.  The Company can call the subordinate commercial notes at par anytime after July 1, 2003.

Subordinate Corporate Notes  - In May of 2005, the Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate corporate notes do not represent ownership in the Company.  As of March 31, 2008, $2,000,000 in subordinate corporate notes were outstanding.  The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011.  The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

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

Future Payments on Acquisitions - see Note 5 - Business Acquisitions

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$284,287			$(231,571)
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income Available to Common Shareholders - Basic Earnings per Share	$261,412	14,514,143	$.02	$(254,446)	13,961,402	$(.02)
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	9,263	1,900,000		-	-
Preferred Stock Dividends	22,875	3,050,000		-	-
Stock Options and Warrants	-	1,354,877		-	-
Income Available to Common Shareholders - Diluted Earnings per Share	$293,550	20,819,020	$.01	$(254,446)	13,961,402	$(.02)

Options and warrants to purchase 3,531,113 common shares at exercise prices between $0.60 and $1.43 were outstanding at March 31, 2008, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2008.  The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares during those periods.

The Company had outstanding, at March 31, 2008, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

Additionally, the Company had outstanding at March 31, 2008, a $950,000 convertible promissory note.  The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios currently consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds currently consists of one open-end investment company containing four separate series, including Integrity Small Cap Growth Fund, Integrity High Income Fund, Integrity Growth & Income Fund, and Integrity Total Return Income Fund.  Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary, provides another substantial portion of revenues through sales of mutual funds, insurance products, and various other securities.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

March 31, 2008

Revenues from external customers	$1,367,951	$7,914,734	$9,282,685
Inter-segment revenues	(8,672)	16,438	7,766
Interest expense	82,824	-	82,824
Sales commissions amortized	91,456	-	91,456
Depreciation and amortization	24,745	3,950	28,695
Income before income tax expense	52,916	433,018	485,934
Income tax expense	(31,947)	(169,700)	(201,647)
Net income	20,969	263,318	284,287
Segment assets	14,142,944	4,203,740	18,346,684
Expenditure for segment assets	14,652	15,141	29,793

March 31, 2007

Revenues from external customers	$1,870,567	$6,337,283	$8,207,850
Inter-segment revenues	-	25,948	25,948
Interest expense	81,085	-	81,085
Stock-based employee compensation	5,100	-	5,100
Sales commissions amortized	105,185	-	105,185
Depreciation and amortization	104,620	2,037	106,657
Income (loss) before income tax benefit (expense)	(545,997)	191,952	(354,045)
Income tax benefit (expense)	197,674	(75,200)	122,474
Net income (loss)	(348,323)	116,752	(231,571)
Segment assets	13,892,685	3,082,728	16,975,413
Expenditure for segment assets	22,719	27,419	50,138

Reconciliation of Segment Information

		For the Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Total revenues for reportable segments	$9,290,451	$8,233,798
Elimination of inter-company revenues	(7,766)	(25,948)
Consolidated total revenues	$9,282,685	$8,207,850

Profit:
Total reportable segment income (loss)	$284,287	$(231,571)

Assets:
Total assets for reportable segments	$18,346,684	$16,975,413
Elimination of inter-company receivables	(78,392)	(78,392)
Consolidated assets	$18,268,292	$16,897,021

A substantial portion of the Company's revenues depends upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT

By Investment Objective
As of March 31,
	2008	2007	% Change

FIXED INCOME
Tax-Free Funds	$187,802,827	$206,582,433	(9.1)%
Taxable Funds (Corporate/Government)	119,862,794	166,402,467	(28.0)%

TOTAL FIXED INCOME FUNDS	$307,665,621	$372,984,900	(17.5)%

EQUITY
Equity Funds	$39,725,748	$69,116,585	(42.5)%
Fund of Funds	11,755,077	11,905,290	(1.3)%

TOTAL EQUITY FUNDS	$51,480,825	$81,021,875	(36.5)%

TOTAL ASSETS UNDER MANAGEMENT	$359,146,446	$454,006,775	(20.9)%

Average for the Three Month Periods	$367,592,049	$451,680,683	(18.6)%

Assets under the Company's management were $359,146,446 at March 31, 2008, a decrease of 9.2% from $395,664,082 at December 31, 2007, and a decrease of 20.9% from $454,006,775 at March 31, 2007.

RESULTS OF OPERATIONS

	Three Months Ended March 31,

	2008	2007
Net income (loss)	$284,287	$(231,571)
Income (loss) per share:
Basic	$.02	$(.02)
Diluted	$.01	$(.02)

The Company reported net income for the quarter ended March 31, 2008, of $284,287, compared to a net loss of $231,571 for the same quarter in 2007.

Operating revenues

Total operating revenues for the quarter ended March 31, 2008 were $9,282,685, an increase of 13% from $8,207,850 for the quarter ended March 31, 2007.  The increase results from increased commission and fee income relating to CFS, the Company's broker-dealer division.

Fee Income

Fee income for the quarter ended March 31, 2008 was $1,801,669, a decrease of 8% from $1,957,526 for the quarter ended March 31, 2007.  The decrease was due to a reduction in fee income received by the mutual fund division due to lower net asset levels in the Funds.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These fees constituted 5% of the Company's consolidated revenues for the quarter ended March 31, 2008.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 6% of the Company's consolidated revenues for the quarter ended March 31, 2008.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 5% of the Company's consolidated revenues for the quarter ended March 31, 2008.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 3% of the Company's consolidated revenues for the quarter ended March 31, 2008.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the quarter ended March 31, 2008 was $7,481,016, an increase of 20% from $6,250,324 for the quarter ended March 31, 2007.  The increase was due primarily to ongoing recruiting efforts for new registered representatives in CFS.  Commission revenues constituted 81% of the Company's consolidated revenues for the quarter ended March 31, 2008.

Operating expenses

Total operating expenses for the quarter ended March 31, 2008 were $8,918,298, an increase of 4% from $8,579,339 for the quarter ended March 31, 2007.  The increase resulted from increased commission expense, which corresponds to the increase in commission income.

Compensation and benefits

Compensation and benefits expense for the quarter ended March 31, 2008 was $812,801, a decrease of 36% from $1,276,306 for the quarter ended March 31, 2007.  The decrease resulted primarily from a separation agreement entered into by the Company in 2007, as well as a reduction in compensation paid to employee-status wholesalers due to decreased sales activity in the Funds.

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

Commission expense

Commission expense for the quarter ended March 31, 2008 was $7,154,994, an increase of 17% from $6,129,591 for the quarter ended March 31, 2007.  The increase corresponds with the increase in commission income.

Sub-advisory expense

Total sub-advisory expenses for the quarter ended March 31, 2008 were $169,879, a decrease of 40% from $283,352 for the quarter ended March 31, 2007.  The decrease was due to reduced sub-advisory fees paid due to lower net assets levels in the Funds.  Sub-advisory fees are paid to outside investment advisors for advisory services provided to certain of the Funds.  The amounts of sub-advisory fees paid out can be expected to decrease if the net asset levels in the Funds decrease.

General and administrative expense

Total general and administrative expenses for the quarter ended March 31, 2008 were $660,473, a decrease of 3% from $678,248 for the quarter ended March 31, 2007.  The decrease was due primarily to lower Fund distribution costs, which was due to a reduction in sales activity in the Funds.

Sales commissions amortized

Sales commissions amortized during the quarter ended March 31, 2008 were $91,456, a decrease of 13% from $105,185 for the quarter ended March 31, 2007.  The decrease was due primarily to decreased sales activity in the Funds.

Sales commissions paid to broker-dealers in connection with the sale of shares of the Funds sold without a front-end sales load ("FESL"), which include B and C shares, are capitalized and amortized on a straight-line basis over a period not exceeding eight years.  CDSCs received by the Company are recorded as a reduction of unamortized deferred sales commissions.  In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred.  The CDSCs received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue.  Sales commissions amortized can be expected to decrease if sales of shares of Funds sold without a FESL decrease.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended March 31, 2008 was $28,695, a decrease of 73% from $106,657 for the quarter ended March 31, 2007.  The decrease was due to accelerated amortization of computer software costs during 2007.

Interest and other income

Interest and other income for the quarter ended March 31, 2008 was $204,371, an increase of 107% from $98,529 for the quarter ended March 31, 2007.  The increase was due primarily to an increase in marketing allowances received by CFS.

Liquidity and capital resources

Net cash provided by operating activities was $286,109 for the quarter ended March 31, 2008, as compared to net cash used by operating activities of $318,959 during the quarter ended March 31, 2007.

Net cash used by investing activities was $29,793 for the quarter ended March 31, 2008, compared to net cash used by investing activities of $100,141 for the quarter ended March 31, 2007.  During the quarter ended March 31, 2007, the primary use of cash for investing activities was the purchase of additional computer equipment.

Net cash used by financing activities was $75,730 for the quarter ended March 31, 2008, compared to net cash provided by financing activities of $153,889 for the quarter ended March 31, 2007.  During the quarter ended March 31, 2008, the Company paid out $22,875 in preferred stock dividends, made a $34,143 payment relating to the United Heritage acquisition (see Note 5 - Business Acquisitions), and repaid $20,885 of bank debt.

At March 31, 2008, the Company held $3,323,836 in cash and cash equivalents, as compared to $3,143,250 at December 31, 2007.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

In March of 2007, the Company borrowed $120,085 from First Western Bank & Trust.  The current balance of $95,085 carries an interest rate of 6.50% and matures on April 15, 2009.

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

In seeking to sell Fund shares and market its other services, the Company operates in the highly competitive financial services industry.  The Company competes with over 8,700 open-end investment companies that offer shares to the investing public in the United States.  The Company also competes with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions, as well as investment advisory firms.  Most of these competitors have substantially greater resources than the Company.  The Company sells Fund shares principally through third-party broker-dealers.  The Company competes for the services of such third-party broker-dealers with other sponsors of mutual funds who generally have substantially greater resources than the Company.  Banks in particular have increased, and continue to increase, their sponsorship of proprietary mutual funds distributed through third-party distributors.  Many broker-dealer firms also sponsor their own proprietary mutual funds, which may limit the Company's ability to secure the distribution services of such broker-dealer firms.  In seeking to sell Fund shares, the Company also competes with increasing numbers of mutual funds that sell their shares without the imposition of sales loads.  No-load mutual funds are attractive to investors because they do not have to pay sales charges on the purchase or redemption of such mutual fund shares.  This competition may place pressure on the Company to reduce the FESLs and CDSCs charged upon the sale or redemption of Fund shares.  However, reduced sales loads would make the sale of Fund shares less attractive to the broker-dealers upon whom the Company depends for the distribution of Fund shares.  In the alternative, the Company might itself be required to pay additional fees, expenses, commissions, or charges in connection with the distribution of Fund shares, which could have a material adverse effect on the Company's earnings.

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

·         Incidence and severity of catastrophes, both natural and man-made;

·         Changes in accounting rules, policies, practices, and procedures which may adversely affect the business;

·         Terrorist activities or other hostilities that may adversely affect the general economy.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

Item 4.	Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2008, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	-	-	-	$597,754
February 2008	-	-	-	$597,754
March 2008	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

INTEGRITY MUTUAL FUNDS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant ha duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	May 13, 2008	By /s/ Bradley P. Wells

Bradley P. Wells
Interim Chief Executive Officer
and President
(Principal Executive Officer)

Date:	May 13, 2008	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)