Form 10-Q
period 2008-06-30
INTEGRITY MUTUAL FUNDS INC
filed 2008-08-12
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

As of July 31, 2008, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

INTEGRITY MUTUAL FUNDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended June 30, 2008 and 2007	5

	Condensed Consolidated Statements of Operations -
	Six Months Ended June 30, 2008 and 2007	6

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2008 and 2007	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	SIGNATURES	21

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$3,283,011	$3,143,250
Accounts receivable	2,141,163	2,191,626
Prepaids	53,827	69,767

Total current assets	$5,478,001	$5,404,643

PROPERTY AND EQUIPMENT	$2,228,465	$2,171,049
Less accumulated depreciation	(948,547)	(900,204)

Net property and equipment	$1,279,918	$1,270,845

OTHER ASSETS
Deferred sales commissions	$16,876	$165,126
Goodwill	10,891,127	10,912,548
Deferred tax asset	84,484	144,719
Other assets (net of accumulated amortization	208,249	216,949
of $396,821 for 2008 and $387,534 for 2007)

Total other assets	$11,200,736	$11,439,342

TOTAL ASSETS	$17,958,655	$18,114,830

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2008	2007

CURRENT LIABILITIES
Service fees payable	$93,828	$123,724
Accounts payable	487,217	587,521
Income taxes payable	87,119	20,512
Other current liabilities	2,306,676	2,316,171
Current portion of long-term debt	295,637	888,668

Total current liabilities	$3,270,477	$3,936,596

LONG-TERM LIABILITIES
Notes payable	$346,516	$358,400
Subordinate commercial notes	-	561,000
Subordinate corporate notes	2,000,000	2,000,000
Convertible promissory note	950,000	950,000
Other long-term liabilities	805,014	983,877
Less current portion of long-term debt	(295,637)	(888,668)

Total long-term liabilities	$3,805,893	$3,964,609

TOTAL LIABILITIES	$7,076,370	$7,901,205

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital - common stock	10,375,154	10,284,900
Receivable - unearned ESOP shares	(52,032)	(55,379)
Accumulated deficit	(967,283)	(1,542,342)

TOTAL STOCKHOLDERS' EQUITY	$10,882,285	$10,213,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,958,655	$18,114,830

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,

	2008	2007
OPERATING REVENUES
Fee income	$1,496,241	$2,057,186
Commissions	7,419,555	8,318,482

Total revenue	$8,915,796	$10,375,668

OPERATING EXPENSES
Compensation and benefits	$867,412	$970,613
Commission expense	7,038,807	7,904,812
Sub-advisory expenses	128,689	240,474
General and administrative expenses	470,545	671,614
Sales commissions amortized	47,808	110,739
Depreciation and amortization	28,935	61,166

Total operating expenses	$8,582,196	$9,959,418

OPERATING INCOME	$333,600	$416,250

OTHER INCOME (EXPENSES)
Interest and other income	$344,992	$170,928
Interest expense	(82,074)	(83,843)

Net other income	$262,918	$87,085

INCOME BEFORE INCOME TAX EXPENSE	$596,518	$503,335

INCOME TAX EXPENSE	(259,997)	(203,824)

NET INCOME	$336,521	$299,511

NET INCOME PER SHARE:
Basic	$.02	$.02
Diluted	$.02	$.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,517,629	14,457,419
Diluted	17,567,629	22,485,388

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,

	2008	2007
OPERATING REVENUES
Fee income	$3,297,910	$4,014,712
Commissions	14,900,570	14,571,373

Total revenue	$18,198,480	$18,586,085

OPERATING EXPENSES
Compensation and benefits	$1,680,213	$2,246,919
Commission expense	14,193,801	14,034,403
Sub-advisory expenses	298,568	523,826
General and administrative expenses	1,131,018	1,349,863
Sales commissions amortized	139,264	215,923
Depreciation and amortization	57,630	167,823

Total operating expenses	$17,500,494	$18,538,757

OPERATING INCOME	$697,986	$47,328

OTHER INCOME (EXPENSES)
Interest and other income	$549,363	$266,890
Interest expense	(164,897)	(164,928)

Net other income	$384,466	$101,962

INCOME BEFORE INCOME TAX EXPENSE	$1,082,452	$149,290

INCOME TAX EXPENSE	(461,644)	(81,350)

NET INCOME	$620,808	$67,940

NET INCOME PER SHARE:
Basic	$.04	$.00
Diluted	$.03	$.00

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,515,886	14,209,411
Diluted	17,985,947	16,631,147

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$620,808	$67,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,630	166,605
Sales commissions amortized/charged off	139,264	215,563
Loss on sale of available-for-sale securities	-	11
Compensation expense - options	-	50,100
(Increase) decrease in:
Accounts receivable	50,463	(373,996)
Income taxes receivable	-	(980)
Prepaids	15,940	22,237
Deferred tax asset	60,235	60,701
Deferred sales commissions capitalized, net of CDSC collected	8,986	(272,363)
Other assets	(587)	(99,947)
Increase (decrease) in:
Service fees payable	(29,896)	19,264
Accounts payable	(100,304)	193,263
Income taxes payable	66,607	-
Other liabilities	15,505	355,032
Net cash provided by operating activities	$904,651	$403,430

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(57,416)	$(72,946)
Purchase of available-for-sale securities	-	(2)
Sale of available-for-sale securities	-	215
Purchase of goodwill	-	(77,919)
Net cash used by investing activities	$(57,416)	$(150,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$256	$62,498
Short-term borrowing	-	120,085
Reduction of short-term borrowing	(25,000)	-
Reduction of notes payable	(11,884)	(11,032)
Reduction of long-term liability	(67,443)	-
Reduction of subordinate commercial notes	(561,000)	-
Repayments from ESOP	3,347	3,347
Preferred dividends paid	(45,750)	(45,750)
Net cash provided (used) by financing activities	$(707,474)	$129,148

NET INCREASE IN CASH AND CASH EQUIVALENTS	$139,761	$381,926

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$3,143,250	1,851,249

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,283,011	$2,233,175

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain on available-for-sale securities	$-	$11
Increase (decrease) in goodwill	(21,421)	1,054,337
Increase (decrease) in other long-term liabilities	(111,421)	879,337
Increase (decrease) in common stock	90,000	175,000
Compensation expense - options	-	50,100
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008 and 2007

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2008, are not necessarily indicative of operating results for the entire year.

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

NOTE 5 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares if assets of the Fund reach $100 million and 150,000 options on the Company's common shares if the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary.  The liability relating to this acquisition is valued at $107,064 as of June 30, 2008 and has been recorded by the Company as goodwill.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc.  As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  As of June 30, 2008, the Company had made five quarterly installment payments totaling $127,991.  The liability relating to this acquisition is valued at approximately $697,950 as of June 30, 2008, and has also been recorded by the Company as goodwill.  As of June 30, 2008, the total goodwill recorded relating to this acquisition was $1,099,769.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2008, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2008	$7,312,606	$3,599,942	$10,912,548
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 5)	-	(21,421)	(21,421)
Impairment losses	-	-	-
Balance as of June 30, 2008	$7,312,606	$3,578,521	10,891,127

The Company tests goodwill for impairment annually, during the second quarter of each fiscal year, at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142.  The annual testing resulted in no impairment charges to goodwill in 2008.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  SFAS No. 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB25").  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2008 and 2007, were as follows:

	2008	2007
Compensation costs	$-	$50,100
Less: deferred tax benefit	-	(19,640)
Compensation costs, net of taxes	$-	$30,460

Option activity for the twelve months ended December 31, 2007 and the six months ended June 30, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2007	5,758,113	$.53	$.27	$608,000
Granted	130,000.86		.60
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2007	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on June 30, 2008	5,888,113	$.54	$.28	$0

Exercisable options at December 31, 2007 and June 30, 2008 were 5,888,113 and 5,888,113, respectively.

NOTE 8 - DEBT

Long-term debt at June 30, 2008 and December 31, 2007 was as follows:

Rate		Current Portion	2008	2007

First Western Bank	7.25%	24,670	346,516	358,400
Subordinate commercial notes	9.00%	-	-	561,000
Subordinate corporate notes	9.25%	-	2,000,000	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		270,967	805,014	983,877

Totals		$295,637	$4,101,530	$4,853,277

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

Subordinate Commercial Notes - In July of 2002, the Company approved a $1 million intra-state subordinate commercial note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate commercial notes did not represent ownership in the Company.  The subordinate commercial notes carried an interest rate of 9% per annum, payable semi-annually.  On June 30, 2008, the subordinate commercial notes matured and the liability was paid in full.

Subordinate Corporate Notes  - In May of 2005, the Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate corporate notes do not represent ownership in the Company.  As of June 30, 2008, $2,000,000 in subordinate corporate notes were outstanding.  The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011.  The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

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

Future Payments on Acquisitions - see Note 5 - Business Acquisitions

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income	$336,521			$299,511
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income Available to Common Shareholders - Basic Earnings per Share	$313,646	14,517,629	$.02	$276,636	14,457,419	$.02
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		9,263	1,900,000
Preferred Stock Dividends	22,875	3,050,000		22,875	3,050,000
Stock Options and Warrants	-	-		-	3,077,969
Income Available to Common Shareholders - Diluted Earnings per Share	$336,521	17,567,629	$.02	$308,774	22,485,388	$.01

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income	$620,808			$67,940
Less: Preferred Stock Dividends	(45,750)			(45,750)
Income Available to Common Shareholders - Basic Earnings per Share	$575,058	14,515,886	$.04	$22,190	14,209,411	$.00
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	45,750	3,050,000		-	-
Stock Options and Warrants	-	420,061		-	2,421,736
Income Available to Common Shareholders - Diluted Earnings per Share	$620,808	17,985,947	$.03	$22,190	16,631,147	$.00

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at June 30, 2008, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2008.  Options and warrants to purchase 7,126,113 common shares at exercise prices between $0.475 and $1.43 were outstanding at June 30, 2008, but were not included in the computation of diluted earnings per share for the six months ending June 30, 2008.  The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares during those periods.

The Company had outstanding, at June 30, 2008, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

Additionally, the Company had outstanding at June 30, 2008, a $950,000 convertible promissory note.  The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The convertible promissory note was not included in the computation of diluted earnings per share for the quarter and six-month periods ended June 30, 2008 because the conversion price was greater than the average market price of the common shares during those periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., derives a majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities in Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary.  Integrity Mutual Funds, Inc. also derives revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios currently consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds currently consists of one open-end investment company containing three separate series, including Integrity Small Cap Growth Fund, Integrity High Income Fund, and Integrity Growth & Income Fund.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

June 30, 2008

Revenues from external customers	$1,131,181	$7,784,615	$8,915,796
Inter-segment revenues	-	5,406	5,406
Interest expense	82,074	-	82,074
Sales commissions amortized	47,808	-	47,808
Depreciation and amortization	24,476	4,459	28,935
Income (loss) before income tax expense	(59,298)	655,816	596,518
Income tax expense	2,837	257,160	259,997
Net income (loss)	(62,135)	398,656	336,521

June 30, 2007

Revenues from external customers	$1,771,105	$8,604,563	$10,375,668
Inter-segment revenues	-	42,568	42,568
Interest expense	83,843	-	83,843
Stock-based employee compensation	45,000	-	45,000
Sales commissions amortized	110,739	-	110,739
Depreciation and amortization	58,701	2,465	61,166
Income (loss) before income tax benefit (expense)	(38,611)	541,946	503,335
Income tax benefit (expense)	9,239	(213,063)	(203,824)
Net income (loss)	(29,372)	328,883	299,511

	Mutual Fund	Broker-Dealer
As of, and for the six months ended:	Services	Services	Total

June 30, 2008

Revenues from external customers	$2,499,131	$15,699,349	$18,198,480
Inter-segment revenues	(8,672)	21,844	13,172
Interest expense	164,897	-	164,897
Sales commissions amortized	139,264	-	139,264
Depreciation and amortization	49,221	8,409	57,630
Income (loss) before income tax expense	(6,381)	1,088,833	1,082,452
Income tax expense	34,784	426,860	461,644
Net income (loss)	(41,165)	661,973	620,808
Segment assets	13,622,043	4,415,004	18,037,047
Expenditure for segment assets	36,577	20,839	57,416

June 30, 2007

Revenues from external customers	$3,644,239	$14,941,846	$18,586,085
Inter-segment revenues	-	68,516	68,516
Interest expense	164,928	-	164,928
Stock-based employee compensation	50,100	-	50,100
Sales commissions amortized	215,923	-	215,923
Depreciation and amortization	163,321	4,502	167,823
Income (loss) before income tax benefit (expense)	(584,608)	733,898	149,290
Income tax benefit (expense)	206,913	(288,263)	(81,350)
Net income (loss)	(377,695)	445,635	67,940
Segment assets	13,812,024	3,601,593	17,413,617
Expenditure for segment assets	43,824	29,122	72,946

Reconciliation of Segment Information

		For the Three Months Ended
	June 30, 2008	June 30, 2007
Revenues:
Total revenues for reportable segments	$8,921,202	$10,418,236
Elimination of inter-company revenues	(5,406)	(42,568)
Consolidated total revenues	$8,915,796	$10,375,668

Profit:
Total reportable segment income (loss)	$336,521	$299,511

		For the Six Months Ended
	June 30, 2008	June 30, 2007
Revenues:
Total revenues for reportable segments	$18,211,652	$18,654,601
Elimination of inter-company revenues	(13,172)	(68,516)
Consolidated total revenues	$18,198,480	$18,586,085

Profit:
Total reportable segment income (loss)	$620,808	$67,940

Assets:
Total assets for reportable segments	$18,037,047	$17,413,617
Elimination of inter-company receivables	(78,392)	(78,392)
Consolidated assets	$17,958,655	$17,335,225

A substantial portion of the Company's revenues depends upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT

By Investment Objective
As of June 30,
	2008	2007	% Change

FIXED INCOME
Tax-Free Funds	$183,295,109	$198,943,552	(7.9)%
Taxable Funds (Corporate/Government)	79,156,595	172,529,748	(54.1)%

TOTAL FIXED INCOME FUNDS	$262,451,704	$371,473,300	(29.3)%

EQUITY
Equity Funds	$39,807,018	$61,256,082	(35.0)%
Fund of Funds	11,241,757	13,909,633	(19.2)%

TOTAL EQUITY FUNDS	$51,048,775	$75,165,715	(32.1)%

TOTAL ASSETS UNDER MANAGEMENT	$313,500,479	$446,639,015	(29.8)%

Average for the Six Month Periods	$350,440,348	$452,729,248	(22.6)%

Assets under the Company's management were $313,500,479 at June 30, 2008, a decrease of 20.8% from $395,664,082 at December 31, 2007, and a decrease of 29.8% from $446,639,015 at June 30, 2007.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Net income	$336,521	$299,511	$620,808	$67,940
Income per share:
Basic	$.02	$.02	$.04	$.00
Diluted	$.02	$.01	$.03	$.00

The Company reported net income for the quarter ended June 30, 2008, of $336,521, compared to net income of $299,511 for the same quarter in 2007.  The Company reported net income for the six months ended June 30, 2008 of $620,808, compared to net income of $67,940 for the same period in 2007.

Operating revenues

Total operating revenues for the quarter ended June 30, 2008 were $8,915,796, a decrease of 14% from $10,375,668 for the quarter ended June 30, 2007.  The decrease for the quarter resulted from decreased commission income relating to CFS, the Company's broker-dealer division, as well as a reduction in fee income received by the mutual fund division due to lower net asset levels in the Funds.  Total operating revenues for the six months ended June 30, 2008 were $18,198,480, a decrease of 2% from $18,586,085 for the six months ended June 30, 2007.  The decrease for the six-month period results primarily from a reduction in fee income received by the mutual fund division due to lower net asset levels in the Funds.

Fee Income

Fee income for the quarter ended June 30, 2008 was $1,496,241, a decrease of 27% from $2,057,186 for the quarter ended June 30, 2007.  Fee income for the six months ended June 30, 2008 was $3,297,910, a decrease of 18% from $4,014,712 for the six months ended June 30, 2007.  The decreases were due primarily to a reduction in fee income received by the mutual fund division due to lower net asset levels in the Funds.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These fees constituted 4% of the Company's consolidated revenues for the six months ended June 30, 2008.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 6% of the Company's consolidated revenues for the six months ended June 30, 2008.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 5% of the Company's consolidated revenues for the six months ended June 30, 2008.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 3% of the Company's consolidated revenues for the six months ended June 30, 2008.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the quarter ended June 30, 2008 was $7,419,555, a decrease of 11% from $8,318,482 for the quarter ended June 30, 2007.  The decrease for the quarter was due primarily to a decrease in commissions received by CFS due to market conditions.  Commission income for the six months ended June 30, 2008 was $14,900,570, an increase of 2% from $14,571,373 for the six months ended June 30, 2007.  The increase for the six-month period was due primarily to ongoing recruiting efforts for new registered representatives in CFS.  Commission revenues constituted 82% of the Company's consolidated revenues for the six months ended June 30, 2008.

Operating expenses

Total operating expenses for the quarter ended June 30, 2008 were $8,582,196, a decrease of 14% from $9,959,418 for the quarter ended June 30, 2007.  Total operating expenses for the six months ended June 30, 2008 were $17,500,494, a decrease of 6% from $18,538,757 for the six months ended June 30, 2007.  The decreases resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended June 30, 2008 was $867,412, a decrease of 11% from $970,613 for the quarter ended June 30, 2007.  The decrease resulted primarily from a reduction in compensation paid to employee-status wholesalers due to decreased sales activity in the Funds and a reduction in the number of employee-status wholesalers.  Compensation and benefits expense for the six months ended June 30, 2008 was $1,680,213, a decrease of 25% from $2,246,919 for the six months ended June 30, 2007.  The decrease resulted primarily from a separation agreement entered into by the Company in 2007, as well as a reduction in compensation paid to employee-status wholesalers due to decreased sales activity in the Funds and a reduction in the number of employee-status wholesalers.

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

Commission expense

Commission expense for the quarter ended June 30, 2008 was $7,038,807, a decrease of 11% from $7,904,812 for the quarter ended June 30, 2007.  Commission expense for the six months ended June 30, 2008 was $14,193,801, an increase of 1% from $14,034,403 for the six months ended June 30, 2007.  The decrease in commission expense for the quarter ended June 30, 2008 and the increase in commission expense for the six months ended June 30, 2008, correspond with the decrease in commission income for the quarter ended June 30, 2008 and the increase in commission income for the six months ended June 30, 2008.

Sub-advisory expense

Total sub-advisory expenses for the quarter ended June 30, 2008 were $128,689, a decrease of 46% from $240,474 for the quarter ended June 30, 2007.  Total sub-advisory expenses for the six months ended June 30, 2008 were $298,568, a decrease of 43% from $523,826 for the six months ended June 30, 2007.  The decreases were due to reduced sub-advisory fees paid due to lower net assets levels in the Funds.  Sub-advisory fees are paid to outside investment advisors for advisory services provided to certain of the Funds.

General and administrative expense

Total general and administrative expenses for the quarter ended June 30, 2008 were $470,545, a decrease of 30% from $671,614 for the quarter ended June 30, 2007.  Total general and administrative expenses for the six months ended June 30, 2008 were $1,131,018, a decrease of 16% from $1,349,863 for the six months ended June 30, 2007.  The decreases were due primarily to lower Fund distribution costs, which was due to a reduction in sales activity in the Funds.

Sales commissions amortized

Sales commissions amortized during the quarter ended June 30, 2008 were $47,808, a decrease of 57% from $110,739 for the quarter ended June 30, 2007.  Sales commissions amortized during the six months ended June 30, 2008 were $139,264, a decrease of 36% from $215,923 for the six months ended June 30, 2007.  The decreases were due primarily to decreased sales activity in the Funds.

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

Depreciation and amortization

Depreciation and amortization expense for the quarter ended June 30, 2008 was $28,935, a decrease of 53% from $61,166 for the quarter ended June 30, 2007.  Depreciation and amortization expense for the six months ended June 30, 2008 was $57,630, a decrease of 66% from $167,823 for the six months ended June 30, 2007.  The decreases were due to accelerated amortization of computer software costs during 2007.

Interest and other income

Interest and other income for the quarter ended June 30, 2008 was $344,992, an increase of 102% from $170,928 for the quarter ended June 30, 2007.  Interest and other income for the six months ended June 30, 2008 was $549,363, an increase of 106% from $266,890 for the six months ended June 30, 2007.  The increases were due primarily to an increase in due diligence and marketing allowances received by CFS.

Liquidity and capital resources

Net cash provided by operating activities was $904,651 for the six months ended June 30, 2008, as compared to net cash provided by operating activities of $403,430 during the six months ended June 30, 2007.

Net cash used by investing activities was $57,416 for the six months ended June 30, 2008, compared to net cash used by investing activities of $150,652 for the six months ended June 30, 2007.  During the six months ended June 30, 2008, the primary use of cash for investing activities was the purchase of additional computer equipment.

Net cash used by financing activities was $707,474 for the six months ended June 30, 2008, compared to net cash provided by financing activities of $129,148 for the six months ended June 30, 2007.  During the six months ended June 30, 2008, the Company paid out $45,750 in preferred stock dividends, made two payments totaling $67,443 relating to the United Heritage acquisition (see Note 5 - Business Acquisitions), paid out $561,000 relating to subordinated commercial notes that matured on June 30, 2008 and repaid $36,884 of bank debt.

At June 30, 2008, the Company held $3,283,011 in cash and cash equivalents, as compared to $3,143,250 at December 31, 2007.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

In March of 2007, the Company borrowed $120,085 from First Western Bank & Trust.  The current balance of $85,085 carries an interest rate of 6.50% and matures on April 15, 2009.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2008, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2008	-	-	-	$597,754
May 2008	-	-	-	$597,754
June 2008	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 30, 2008, the following proposals were adopted by the margins indicated:

1.                    To elect a Board of Directors of the Company.

Number of votes cast for:

Gregory Philipps                                                                      13,742,332

Vance A. Castleman                                                                  9,495,248

Jeffrey A. Cummer                                                                     8,506,746

Myron D. Thompson                                                                8,123,986

Vaune M. Cripe                                                                          8,116,955

Peter A. Quist                                                                             8,083,022

2.                    To ratify the selection of Brady, Martz & Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 2008.

For                                                                                              13,727,521

Against                                                                                             70,102

Abstain                                                                                             52,298

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

INTEGRITY MUTUAL FUNDS, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	August 12, 2008	By /s/ Bradley P. Wells

Bradley P. Wells
Interim Chief Executive Officer
and President
(Principal Executive Officer)

Date:	August 12, 2008	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)