Form 10-Q
period 2008-09-30
INTEGRITY MUTUAL FUNDS INC
filed 2008-11-12
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  0-25958

INTEGRITY MUTUAL FUNDS, INC.
(Exact name of registrant as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

As of October 31, 2008, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

INTEGRITY MUTUAL FUNDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended September 30, 2008 and 2007	5

	Condensed Consolidated Statements of Operations -
	Nine Months Ended September 30, 2008 and 2007	6

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2008 and 2007	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	SIGNATURES	21

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$3,467,965	$3,143,250
Accounts receivable	2,009,216	2,191,626
Income taxes receivable	24,986	-
Prepaids	70,077	69,767

Total current assets	$5,572,244	$5,404,643

PROPERTY AND EQUIPMENT	$2,279,287	$2,171,049
Less accumulated depreciation	(973,581)	(900,204)

Net property and equipment	$1,305,706	$1,270,845

OTHER ASSETS
Deferred sales commissions	$938	$165,126
Goodwill	10,874,688	10,912,548
Deferred tax asset	35,365	144,719
Other assets (net of accumulated amortization	204,482	216,949
of $400,588 for 2008 and $387,534 for 2007)

Total other assets	$11,115,473	$11,439,342

TOTAL ASSETS	$17,993,423	$18,114,830

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2008	2007

CURRENT LIABILITIES
Service fees payable	$78,059	$123,724
Accounts payable	610,253	587,521
Income taxes payable	-	20,512
Other current liabilities	2,270,150	2,316,171
Current portion of long-term debt	290,786	888,668

Total current liabilities	$3,249,248	$3,936,596

LONG-TERM LIABILITIES
Notes payable	$340,477	$358,400
Subordinate commercial notes	-	561,000
Subordinate corporate notes	2,000,000	2,000,000
Convertible promissory note	950,000	950,000
Other long-term liabilities	754,704	983,877
Less current portion of long-term debt	(290,786)	(888,668)

Total long-term liabilities	$3,754,395	$3,964,609

TOTAL LIABILITIES	$7,003,643	$7,901,205

STOCKHOLDERS' EQUITY
Series A preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital - common stock	10,374,702	10,284,900
Receivable - unearned ESOP shares	(50,359)	(55,379)
Accumulated deficit	(861,009)	(1,542,342)

TOTAL STOCKHOLDERS' EQUITY	$10,989,780	$10,213,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,993,423	$18,114,830

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,

	2008	2007
OPERATING REVENUES
Fee income	$1,109,367	$2,094,858
Commissions	6,288,736	8,057,750
Interest and other income	261,975	203,992

Total revenue	$7,660,078	$10,356,600

OPERATING EXPENSES
Compensation and benefits	$811,538	$998,321
Commission expense	5,882,925	7,867,335
Sub-advisory expenses	86,410	219,886
General and administrative expenses	533,508	571,825
Sales commissions amortized	11,490	110,672
Depreciation and amortization	28,801	27,445

Total operating expenses	$7,354,672	$9,795,484

OPERATING INCOME	$305,406	$561,116

OTHER INCOME (EXPENSES)
Interest expense	$(69,255)	$(83,670)

Net other expenses	$(69,255)	$(83,670)

INCOME BEFORE INCOME TAX EXPENSE	$236,151	$477,446

INCOME TAX EXPENSE	(107,001)	(193,095)

NET INCOME	$129,150	$284,351

NET INCOME PER SHARE:
Basic	$.01	$.02
Diluted	$.01	$.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,521,115	14,507,171
Diluted	14,521,115	21,412,398

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,

	2008	2007
OPERATING REVENUES
Fee income	$4,407,277	$6,109,570
Commissions	21,189,306	22,629,873
Interest and other income	811,338	471,682

Total revenue	$26,407,921	$29,211,125

OPERATING EXPENSES
Compensation and benefits	$2,491,750	$3,245,240
Commission expense	20,076,726	21,901,738
Sub-advisory expenses	384,979	743,712
General and administrative expenses	1,664,526	1,921,688
Sales commissions amortized	150,754	326,595
Depreciation and amortization	86,430	195,267

Total operating expenses	$24,855,165	$28,334,240

OPERATING INCOME	$1,552,756	$876,885

OTHER INCOME (EXPENSES)
Interest expense	$(234,153)	$(248,598)

Net other expenses	$(234,153)	$(248,598)

INCOME BEFORE INCOME TAX EXPENSE	$1,318,603	$628,287

INCOME TAX EXPENSE	(568,645)	(274,445)

NET INCOME	$749,958	$353,842

NET INCOME PER SHARE:
Basic	$.05	$.02
Diluted	$.04	$.02

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,517,629	14,308,664
Diluted	17,675,701	18,436,152

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$749,958	$353,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,431	193,567
Sales commissions amortized/charged off	150,754	326,234
Loss on sale of available-for-sale securities	-	11
Compensation expense - options	-	77,700
(Increase) decrease in:
Accounts receivable	182,410	(742,685)
Income taxes receivable	(24,986)	780
Prepaids	(310)	18,072
Deferred tax asset	109,354	94,553
Deferred sales commissions capitalized, net of CDSC collected	13,434	(402,143)
Other assets	(587)	(99,947)
Increase (decrease) in:
Service fees payable	(45,665)	12,444
Accounts payable	22,732	177,592
Income taxes payable	(20,512)	153,571
Other liabilities	3,979	760,626
Net cash provided by operating activities	$1,226,992	$924,217

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(108,238)	$(150,245)
Purchase of available-for-sale securities	-	(2)
Sale of available-for-sale securities	-	215
Purchase of goodwill	-	(109,343)
Net cash used by investing activities	$(108,238)	$(259,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$(198)	$63,672
Short-term borrowing	-	120,085
Reduction of short-term borrowing	(50,000)	-
Reduction of notes payable	(17,923)	(16,409)
Reduction of long-term liability	(101,313)	-
Reduction of subordinate commercial notes	(561,000)	-
Repayments from ESOP	5,020	5,020
Preferred dividends paid	(68,625)	(68,625)
Net cash provided (used) by financing activities	$(794,039)	$103,743

NET INCREASE IN CASH AND CASH EQUIVALENTS	$324,715	$768,585

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$3,143,250	1,851,249

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,467,965	$2,619,834

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gain on available-for-sale securities	$-	$11
Increase (decrease) in goodwill	(37,860)	1,012,443
Increase (decrease) in other long-term liabilities	(127,860)	837,443
Increase (decrease) in common stock	90,000	175,000
Compensation expense - options	-	77,700
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2008 and 2007

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of operating results for the entire year.

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

The Company has completed various acquisitions in prior years, whereby the Company acquired the management rights to several mutual funds.   These management rights have been classified as goodwill at the time of acquisition.  The Company amortizes certain goodwill for tax purposes. The Company tests goodwill for impairment annually for book purposes, during the second quarter of each fiscal year.  The annual test is done at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142.  Deferred tax assets or deferred tax liabilities may result from these timing differences.

The Company has adopted FASB Statement No. 123R, "Share-Based Payment" (See Note 7 - Stock Warrants, Stock Splits, and Stock Options.)  As a result, the Company expenses stock-based employee compensation for book purposes on the grant date, but does not expense them for tax purposes until such options are exercised.  Deferred tax assets are a result of these timing differences.

The Company has stated operating loss carryforwards that will expire over the next six to twenty years if unused, as well as a capital loss carryforward that will expire in 2008 if unused.  Deferred tax assets are a result of these timing differences.

NOTE 5 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share.  The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company's common shares if assets of the Fund reach $100 million and 150,000 options on the Company's common shares if the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary.  The liability relating to this acquisition is valued at $107,064 as of September 30, 2008 and has been recorded by the Company as goodwill.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc.  As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  As of September 30, 2008, the Company had made six quarterly installment payments totaling $161,861.  The liability relating to this acquisition is valued at approximately $647,640 as of September 30, 2008, and has also been recorded by the Company as goodwill.  As of September 30, 2008, the total goodwill recorded relating to this acquisition was $1,083,329.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2008	$7,312,606	$3,599,942	$10,912,548
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 5)	-	(37,860)	(37,860)
Impairment losses	-	-	-
Balance as of September 30, 2008	$7,312,606	$3,562,082	10,874,688

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

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  SFAS No. 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB25").  Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the nine months ended September 30, 2008 and 2007, were as follows:

	2008	2007
Compensation costs	$-	$77,700
Less: deferred tax benefit	-	30,440
Compensation costs, net of taxes	$-	$47,260

Option activity for the twelve months ended December 31, 2007 and the nine months ended September 30, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2007	5,758,113	$.53	$.27	$608,000
Granted	130,000.86		.60
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2007	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on September 30, 2008	5,888,113	$.54	$.28	$0

Exercisable options at December 31, 2007 and September 30, 2008 were 5,888,113 and 5,888,113, respectively.

NOTE 8 - DEBT

Long-term debt at September 30, 2008 and December 31, 2007 was as follows:

Rate		Current Portion	2008	2007

First Western Bank	7.25%	25,129	340,477	358,400
Subordinate commercial notes	9.00%	-	-	561,000
Subordinate corporate notes	9.25%	-	2,000,000	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		265,657	754,704	983,877

Totals		$290,786	$4,045,181	$4,853,277

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

Subordinate Corporate Notes  - In May of 2005, the Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only.  The subordinate corporate notes do not represent ownership in the Company.  As of September 30, 2008, $2,000,000 in subordinate corporate notes were outstanding.  The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011.  The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

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

Future Payments on Acquisitions - see Note 5 - Business Acquisitions

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income	$129,150			$284,351
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income Available to Common Shareholders - Basic Earnings per Share	$106,275	14,521,115	$.01	$261,476	14,507,171	$.02
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		9,263	1,900,000
Preferred Stock Dividends	-	-		22,875	3,050,000
Stock Options and Warrants	-	-		-	1,955,227
Income Available to Common Shareholders - Diluted Earnings per Share	$106,275	14,521,115	$.01	$293,614	21,412,398	$.01

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income	$749,958			$353,842
Less: Preferred Stock Dividends	(68,625)			(68,625)
Income Available to Common Shareholders - Basic Earnings per Share	$681,333	14,517,629	$.05	$285,217	14,308,664	$.02
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		27,788	1,900,000
Preferred Stock Dividends	68,625	3,050,000		-	-
Stock Options and Warrants	-	108,072		-	2,227,488
Income Available to Common Shareholders - Diluted Earnings per Share	$749,958	17,675,701	$.04	$313,005	18,436,152	$.02

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at September 30, 2008, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2008.  Options and warrants to purchase 8,086,113 common shares at exercise prices between $0.42 and $1.43 were outstanding at September 30, 2008, but were not included in the computation of diluted earnings per share for the nine months ending September 30, 2008.  The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares during those periods.

The Company had outstanding, at September 30, 2008, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended September 30, 2008, because their effect was anti-dilutive.

Additionally, the Company had outstanding at September 30, 2008, a $950,000 convertible promissory note.  The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The convertible promissory note was not included in the computation of diluted earnings per share for the quarter and nine-month periods ended September 30, 2008 because the conversion price was greater than the average market price of the common shares during those periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities in Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary.  Integrity Mutual Funds, Inc. also derives revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds."  Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc.  Integrity Managed Portfolios currently consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund.  The Integrity Funds currently consists of one open-end investment company containing three separate series, including Integrity Small Cap Growth Fund, Integrity High Income Fund, and Integrity Growth & Income Fund.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

September 30, 2008

Revenues from external customers	$924,571	$6,735,507	$7,660,078
Inter-segment revenues	-	5,299	5,299
Interest expense	69,255	-	69,255
Sales commissions amortized	11,490	-	11,490
Depreciation and amortization	23,345	5,456	28,801
Income (loss) before income tax benefit (expense)	(91,171)	327,322	236,151
Income tax benefit (expense)	21,239	(128,240)	(107,001)
Net income (loss)	(69,932)	199,082	129,150

September 30, 2007

Revenues from external customers	$1,678,768	$8,677,832	$10,356,600
Inter-segment revenues	-	42,536	42,536
Interest expense	83,670	-	83,670
Stock-based employee compensation	27,600	-	27,600
Sales commissions amortized	110,672	-	110,672
Depreciation and amortization	24,625	2,820	27,445
Income (loss) before income tax benefit (expense)	(18,419)	495,865	477,446
Income tax benefit (expense)	1,342	(194,437)	(193,095)
Net income (loss)	(17,077)	301,428	284,351

	Mutual Fund	Broker-Dealer
As of, and for the nine months ended:	Services	Services	Total

September 30, 2008

Revenues from external customers	$3,461,043	$22,946,878	$26,407,921
Inter-segment revenues	-	18,471	18,471
Interest expense	234,153	-	234,153
Sales commissions amortized	150,754	-	150,754
Depreciation and amortization	72,566	13,864	86,430
Income (loss) before income tax expense	(97,553)	1,416,156	1,318,603
Income tax expense	(13,545)	(555,100)	(568,645)
Net income (loss)	(111,098)	861,056	749,958
Segment assets	13,448,329	4,623,486	18,071,815
Expenditure for segment assets	66,844	41,394	108,238

September 30, 2007

Revenues from external customers	$5,369,828	$23,841,297	$29,211,125
Inter-segment revenues	-	111,053	111,053
Interest expense	248,598	-	248,598
Stock-based employee compensation	77,700	-	77,700
Sales commissions amortized	326,595	-	326,595
Depreciation and amortization	187,946	7,321	195,267
Income (loss) before income tax benefit (expense)	(603,026)	1,231,313	628,287
Income tax benefit (expense)	208,255	(482,700)	(274,445)
Net income (loss)	(394,771)	748,613	353,842
Segment assets	13,961,261	4,235,233	18,196,494
Expenditure for segment assets	110,782	39,463	150,245

Reconciliation of Segment Information

		For the Three Months Ended
	September 30, 2008	September 30, 2007
Revenues:
Total revenues for reportable segments	$7,665,377	$10,399,136
Elimination of inter-company revenues	(5,299)	(42,536)
Consolidated total revenues	$7,660,078	$10,356,600

Profit:
Total reportable segment income	$129,150	$284,351

		For the Nine Months Ended
	September 30, 2008	September 30, 2007
Revenues:
Total revenues for reportable segments	$26,426,392	$29,322,178
Elimination of inter-company revenues	(18,471)	(111,053)
Consolidated total revenues	$26,407,921	$29,211,125

Profit:
Total reportable segment income	$749,958	$353,842

Assets:
Total assets for reportable segments	$18,071,815	$18,196,494
Elimination of inter-company receivables	(78,392)	(78,392)
Consolidated assets	$17,993,423	$18,118,102

A substantial portion of the Company's revenues depends upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT

By Investment Objective
As of September 30,
	2008	2007	% Change

FIXED INCOME
Tax-Free Funds	$175,076,337	$199,795,932	(12.4)%
Taxable Funds (Corporate/Government)	56,952,541	159,403,734	(64.3)%

TOTAL FIXED INCOME FUNDS	$232,028,878	$359,199,666	(35.4)%

EQUITY
Equity Funds	$32,787,850	$55,773,419	(41.2)%
Fund of Funds	9,148,366	14,043,270	(34.9)%

TOTAL EQUITY FUNDS	$41,936,216	$69,816,689	(39.9)%

TOTAL ASSETS UNDER MANAGEMENT	$273,965,094	$429,016,355	(36.1)%

Average for the Nine Month Periods	$330,428,143	$441,967,205	(25.2)%

Assets under the Company's management were $273,965,094 at September 30, 2008, a decrease of 30.8% from $395,664,082 at December 31, 2007, and a decrease of 36.1% from $429,016,355 at September 30, 2007.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Net income	$129,150	$284,351	$749,958	$353,842
Income per share:
Basic	$.01	$.02	$.05	$.02
Diluted	$.01	$.01	$.04	$.02

The Company reported net income for the quarter ended September 30, 2008, of $129,150, compared to net income of $284,351 for the same quarter in 2007.  The Company reported net income for the nine months ended September 30, 2008 of $749,958, compared to net income of $353,842 for the same period in 2007.

Operating revenues

Total operating revenues for the quarter ended September 30, 2008 were $7,660,078, a decrease of 26% from $10,356,600 for the quarter ended September 30, 2007.  Total operating revenues for the nine months ended September 30, 2008 were $26,407,921, a decrease of 10% from $29,211,125 for the nine months ended September 30, 2007.  The decreases for the quarter and nine-month periods resulted from decreased commission and fee income relating to CFS, the Company's broker-dealer division, as well as a reduction in fee income received by the mutual fund division.

Fee Income

Fee income for the quarter ended September 30, 2008 was $1,109,367, a decrease of 47% from $2,094,858 for the quarter ended September 30, 2007.  Fee income for the nine months ended September 30, 2008 was $4,407,277, a decrease of 28% from $6,109,570 for the nine months ended September 30, 2007.  The decreases were due primarily to a reduction in fee income received by the mutual fund division due to lower net asset levels in the Funds.  If net asset levels in the Funds continue to decline, fee income will also decline.

The Company receives fees for providing investment advisory services to the Funds.  In some cases, a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds.  These fees constituted 4% of the Company's consolidated revenues for the nine months ended September 30, 2008.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company's consolidated revenues for the nine months ended September 30, 2008.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services.  These fees constituted 5% of the Company's consolidated revenues for the nine months ended September 30, 2008.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares.  A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds.  These fees constituted 3% of the Company's consolidated revenues for the nine months ended September 30, 2008.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense.  Commission income for the quarter ended September 30, 2008 was $6,288,736, a decrease of 22% from $8,057,750 for the quarter ended September 30, 2007.  Commission income for the nine months ended September 30, 2008 was $21,189,306, a decrease of 6% from $22,629,873 for the nine months ended September 30, 2007.  The decreases were due primarily to a decrease in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels.  Commission revenues constituted 80% of the Company's consolidated revenues for the nine months ended September 30, 2008.

Interest and other income

Interest and other income for the quarter ended September 30, 2008 was $261,975, an increase of 28% from $203,992 for the quarter ended September 30, 2007.  Interest and other income for the nine months ended September 30, 2008 was $811,338, an increase of 72% from $471,682 for the nine months ended September 30, 2007.  The increases were due primarily to an increase in due diligence and marketing allowances received by CFS.  Interest and other income constituted 3% of the Company's consolidated revenues for the nine months ended September 30, 2008.

Operating expenses

Total operating expenses for the quarter ended September 30, 2008 were $7,354,672, a decrease of 25% from $9,795,484 for the quarter ended September 30, 2007.  Total operating expenses for the nine months ended September 30, 2008 were $24,855,165, a decrease of 12% from $28,334,240 for the nine months ended September 30, 2007.  The decreases resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended September 30, 2008 was $811,538, a decrease of 19% from $998,321 for the quarter ended September 30, 2007.  The decrease resulted primarily from a reduction in compensation paid to employee-status wholesalers due to decreased sales activity in the Funds and a reduction in the number of employee-status wholesalers.  Compensation and benefits expense for the nine months ended September 30, 2008 was $2,491,750, a decrease of 23% from $3,245,240 for the nine months ended September 30, 2007.  The decrease resulted primarily from a separation agreement entered into by the Company in 2007, as well as a reduction in compensation paid to employee-status wholesalers due to decreased sales activity in the Funds and a reduction in the number of employee-status wholesalers.

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

Commission expense

Commission expense for the quarter ended September 30, 2008 was $5,882,925, a decrease of 25% from $7,867,335 for the quarter ended September 30, 2007.  Commission expense for the nine months ended September 30, 2008 was $20,076,726, a decrease of 8% from $21,901,738 for the nine months ended September 30, 2007.  The decreases in commission expense for the quarter and nine-months ended September 30, 2008 correspond with the decreases in commission income for the quarter and nine-months ended September 30, 2008.

Sub-advisory expense

Total sub-advisory expenses for the quarter ended September 30, 2008 were $86,410, a decrease of 61% from $219,886 for the quarter ended September 30, 2007.  Total sub-advisory expenses for the nine months ended September 30, 2008 were $384,979, a decrease of 48% from $743,712 for the nine months ended September 30, 2007.  The decreases were due to reduced sub-advisory fees paid due to lower net assets levels in the Funds.  Sub-advisory fees are paid to outside investment advisors for advisory services provided to certain of the Funds.

General and administrative expense

Total general and administrative expenses for the quarter ended September 30, 2008 were $533,508, a decrease of 7% from $571,825 for the quarter ended September 30, 2007.  Total general and administrative expenses for the nine months ended September 30, 2008 were $1,664,526, a decrease of 13% from $1,921,688 for the nine months ended September 30, 2007.  The decreases were due primarily to lower Fund distribution costs, which was due to a reduction in sales activity in the Funds and a reduction in the number of wholesalers.

Sales commissions amortized

Sales commissions amortized during the quarter ended September 30, 2008 were $11,490, a decrease of 90% from $110,672 for the quarter ended September 30, 2007.  Sales commissions amortized during the nine months ended September 30, 2008 were $150,754, a decrease of 54% from $326,595 for the nine months ended September 30, 2007.  The decreases were due primarily to decreased sales activity in the Funds.

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

Depreciation and amortization

Depreciation and amortization expense for the quarter ended September 30, 2008 was $28,801, an increase of 5% from $27,445 for the quarter ended September 30, 2007.  Depreciation and amortization expense for the nine months ended September 30, 2008 was $86,430, a decrease of 56% from $195,267 for the nine months ended September 30, 2007.  The decrease for the nine-month period was due to accelerated amortization of computer software costs during the first half of 2007.

Liquidity and capital resources

Net cash provided by operating activities was $1,226,992 for the nine months ended September 30, 2008, as compared to net cash provided by operating activities of $924,217 during the nine months ended September 30, 2007.

Net cash used by investing activities was $108,238 for the nine months ended September 30, 2008, compared to net cash used by investing activities of $259,375 for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, the primary use of cash for investing activities was the purchase of additional computer equipment.

Net cash used by financing activities was $794,039 for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $103,743 for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, the Company paid out $68,625 in preferred stock dividends, made three payments totaling $101,313 relating to the United Heritage acquisition (see Note 5 - Business Acquisitions), paid out $561,000 relating to subordinated commercial notes that matured on June 30, 2008 and repaid $67,923 of bank debt.

At September 30, 2008, the Company held $3,467,965 in cash and cash equivalents, as compared to $3,143,250 at December 31, 2007.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

In March of 2007, the Company borrowed $120,085 from First Western Bank & Trust.  The current balance of $45,085 carries an interest rate of 6.50% and matures on April 15, 2009.

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

The Company derives substantially all of its revenues from two sources; commission revenue earned in connection with sales of shares of mutual funds, insurance products, and various other securities; and fees relating to the management of, and provision of services to, the Funds.  The fees earned by the Company are generally calculated as a percentage of assets under management.  If the Company's assets under management decline, or do not grow in accordance with the Company's plans, fee revenues and earnings will be materially adversely affected.  Assets under management may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2008, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2008	-	-	-	$597,754
August 2008	-	-	-	$597,754
September 2008	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

INTEGRITY MUTUAL FUNDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	November 12, 2008	By /s/ Bradley P. Wells

Bradley P. Wells
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 12, 2008	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)