Form 10-K
period 2008-12-31
INTEGRITY MUTUAL FUNDS INC
filed 2009-03-17
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 27, 2009: $2,352,819.
On February 27, 2009, there were 14,455,943 shares of the issuer's common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009, are incorporated by reference in certain sections of Part III.

10-K

INTEGRITY MUTUAL FUNDS, INC.

Special Note Regarding Forward Looking Statements

Certain information included or incorporated by reference in this Annual Report on Form 10-K and other materials filed or to be filed by Integrity Mutual Funds, Inc. ("Integrity" or the "Company") with the Securities and Exchange Commission ("SEC") contain statements that are not based on historical fact and may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties, and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements.

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

Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not unduly rely upon forward-looking statements as predictions of future events. Except to the extent required by federal securities laws, the Company is under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K, nor to conform the Company's prior statements to actual results or revised expectations, and the Company does not intend to do so.

Forward-looking statements include, but are not limited to, statements about the Company's:

•	Business strategies and investment policies,
•	Possible or assumed future results of operations and operating cash flows,
•	Financing plans and the availability of short-term borrowing,
•	Competitive position,
•	Potential growth opportunities,
•	Recruitment and retention of the Company's key employees,
•	Potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,
•	Likelihood of success and impact of litigation,
•	Expected tax rates,
•	Expectations with respect to the economy, securities markets, the market for merger and acquisition activity, the market for asset management activity, and other industry trends,
•	Competition, and
•	Effect from the impact of future legislation and regulation on the Company.

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

•	General political and economic conditions which may be less favorable than expected;
•	The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;
•	Unfavorable legislative, regulatory, or judicial developments;
•	Incidence and severity of catastrophes, both natural and man-made;
•	Changes in accounting rules, policies, practices, and procedures which may adversely affect the business;
•	Terrorist activities or other hostilities which may adversely affect the general economy.

PART I

Item 1. Business

OVERVIEW

Integrity Mutual Funds, Inc. ("the Company"), is a holding company engaged, through various subsidiaries, in providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of three open-end investment companies including ND Tax-Free Fund, Inc. ("ND Tax-Free Fund"), Montana Tax-Free Fund, Inc. ("Montana Tax-Free Fund"), and Integrity Fund of Funds, Inc. ("Integrity Fund of Funds"). Integrity Managed Portfolios consists of one open-end investment company containing six separate portfolios including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund. The Integrity Funds currently consists of one open-end investment company containing three separate portfolios including the Williston Basin/Mid-North America Stock Fund, Integrity High Income Fund, and Integrity Growth & Income Fund. The Company also sells mutual funds, insurance products, and various other securities through another wholly owned subsidiary, Capital Financial Services, Inc. ("CFS").

As of December 31, 2008, total assets under management in the Funds were $239,800,815, compared to $395,664,082 as of December 31, 2007 and $442,008,564 as of December 31, 2006.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation by Robert E. Walstad, founder and Chairman Emeritus of the Company. The Company's principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of December 31, 2008, the Company had 52 full-time employees and 2 part-time employees, consisting of officers, investment management, securities distribution, shareholder services, data processing, compliance, accounting, and clerical support staff.

BUSINESS DEVELOPMENT

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund. The two funds had combined assets of approximately $57 million at the time of acquisition. The purchase agreement called for total consideration of approximately 656,000 common shares of the Company. The Company provided IPS Advisory with 250,000 common shares upon closing. The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows: 203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date. The shares are subject to a put option, which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share. The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date. The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule: 150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million. The options will have a strike price of $.65 per share and mature 10 years from the closing date. The securities issued in connection with this transaction will be issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary. In April of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. As of December of 2008, the liability relating to this acquisition was valued at $107,064.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly-owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred earn out cash payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2008, the Company had made seven quarterly installment payments totaling $190,421. The liability relating to this acquisition is valued at $597,780 as of December 31, 2008, and has also been recorded by the Company as goodwill. As of December 31, 2008, the total goodwill recorded relating to this acquisition was $1,062,029.

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

Integrity Money Management, Inc.

Integrity Money Management, Inc. ("Integrity Money Management") is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940 (the "Advisers Act"). Integrity Money Management provides investment advisory services under investment advisory agreements with the Funds. As of December 31, 2008, Integrity Money Management managed $239,800,815 of assets under management.

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

Capital Financial Services, Inc.

Capital Financial Services, Inc. ("CFS") is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 350 investment representatives and investment advisors.

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

COMPETITION

The Company derives substantially all of its revenues from two sources; fees relating to the management of, and provision of services to, the Funds, and commission revenue earned in connection with sales of shares of mutual funds, insurance products, and various other securities. The fees earned by the Company are generally calculated as a percentage of assets under management. If the Company's assets under management decline, or do not grow in accordance with the Company's plans, fee revenues and earnings may be materially adversely affected. Assets under management may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

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

RECENT DEVELOPMENTS

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying value, goodwill is evaluated for impairment between annual tests. As a result of ongoing volatility in the financial industry and a significant reduction in assets under management in the Company's sponsored mutual funds, the Company performed an interim goodwill impairment test for the quarter ended December 31, 2008. On February 24, 2009, the Company determined that it will incur a goodwill impairment charge for the fourth quarter of the fiscal year ended December 31, 2008 of $5,312,606 in the Mutual Fund Services segment. This charge results from an interim test for impairment under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," prompted by a significant reduction in assets under management and ongoing volatility in the financial service industry during the fourth quarter of 2008. The Company will not be required to make any current or future cash expenditures as a result of the impairment. The impairment charge will be reflected in the Company's financial statements as of and for the fourth quarter and fiscal year ended December 31, 2008.

On March 6, 2009, Integrity Mutual Funds, Inc. (the Company) and its wholly owned subsidiaries Integrity Fund Services, Inc., Integrity Funds Distributor, Inc., Integrity Mutual Funds, Inc. of Nevada, and Integrity Money Management, Inc., together (Seller), entered into a Share Purchase Agreement and Change Of Advisor (the "Agreement") with Corridor Investors, LLC, a North Dakota Limited Liability Company ("Corridor") together with Viking Fund Management, LLC, a North Dakota LLC ("Viking"), together ("Buyer"), pursuant to which Buyer agrees to purchase from Seller, and Seller agrees to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies'); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement is to facilitate a change in advisor as well as to transfer together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. Integrity Money Management, Inc. ("Advisor") will not be transferred to Buyer but will assist in good faith in facilitating the approval of the Funds' Boards and shareholders of the Funds of new advisory agreement(s) between Viking and the Funds and new sub-advisory agreement(s) between Viking and any sub-adviser of the Funds, will enter into a non-compete agreement with the Buyer and will resign effective on the Closing Date or on such other date as agreed between the parties if the necessary Board and Fund shareholder approvals are obtained. Advisor will conduct no further business as an investment or mutual fund advisor. The agreements, contracts, benefits and day to day responsibilities for services by Integrity Fund Services, Inc. and Integrity Funds Distributor, Inc. to the Funds are to remain with Integrity Fund Services, Inc. and Integrity Funds Distributor, Inc. and therefore such contracts will transfer with Integrity Fund Services, Inc. and Integrity Funds Distributor, Inc. to the benefit of Buyer as a part of the Agreement. As the purchase price for the Companies and the business to be transferred to Buyer, Buyer shall pay in cash: (1) 60 basis points (BPS) of the aggregate net asset value of the outstanding shares of the Funds on the business day immediately preceding the Closing Date ("Closing Date Shares") (the "Initial Purchase Payment") at the time of the Closing anticipated to be approximately June 30, 2009 and (2) 10 BPS of the then aggregate net asset value of the Closing Date Shares which then remain outstanding 12 months post Closing Date, 24 months post Closing Date and 36 months post Closing Date. The closing of the Agreement is conditioned upon the applicable Funds' shareholders and each of the applicable Funds' Boards granting approval of the new advisory agreements with Viking, upon the acquisition of Viking by Corridor and upon the Boards and shareholders of ND Tax-Free Fund Inc. ("NDTAX") and Montana Tax-Free Fund, Inc. ("MTTAX") approving a reorganization whereby NDTAX and MTTAX will be combined into similar funds currently advised by Viking (the "Reorganization"). The Buyer will lease office space from the Company and services of certain employees of Buyer and Seller will be exchanged in a cooperative agreement. The Agreement further contains the requirement that standard representations and warranties be satisfied prior to closing.

The Closing is conditioned upon the shareholders and Boards of The Integrity Funds, Integrity Managed Portfolios and Integrity Fund of Funds, Inc. approving Viking as the new advisor to such Funds and the shareholders and Boards of NDTAX and MTTAX approving a Reorganization. Shareholders of the individual Funds will be solicited to approve the change of investment advisor from Advisor to Viking for The Integrity Funds, Integrity Managed Portfolios and Integrity Fund of Funds, Inc. by means of a proxy statement (the "Proxy Statement"), the Reorganization of the NDTAX and MTTAX, respectively, as by means of a Form N-14. Buyer and Seller shall jointly initiate the generation of the documentation for the Proxy Statements, Form N-14 and proxy solicitations to the shareholders of the Funds and cooperate with the Boards of Trustees or Directors of the Funds in order to accomplish the Funds' and SEC approval of the transactions described in the Agreement. Buyer and Seller will share equally the legal and proxy costs of the SEC filing together with any proxy solicitation costs necessary to obtaining the approval of the shareholders of the Funds to the change of investment advisor from Advisor to Viking. The Boards of the Funds shall set a record date for the Fund shareholder vote. Shareholders of The Integrity Funds, Integrity Managed Portfolios and Integrity Fund of Funds, Inc. must approve the change of investment advisor from Advisor to Viking with respect to their Funds in accordance with the respective Fund's Charter Documents and applicable law. The shareholders of NDTAX and MTTAX, respectively, must approve the Reorganization of NDTAX and MTTAX, respectively, including the transactions to be described in the Form N-14 for each merger in accordance with the respective Fund's Charter Documents and applicable law.

The Agreement was approved by the Company's Board of Directors on March 5, 2009, subject to the additional Fund approvals and other conditions of the Agreement. The consent of the shareholders of the Company is not required for the consummation of the Agreement. The extent of the assets and revenues to be transferred is not sufficient to trigger a requirement for shareholder consent under the laws of North Dakota, the Company's state of incorporation.

The Company's Broker Dealer business through its wholly owned subsidiary, Capital Financial Services, Inc. is not being sold or transferred. The Company will continue to operate through Capital Financial Services, Inc. in its present locations following the closing.

The amount of proceeds the Company will receive from the transaction is contingent upon future variables with respect to net assets of the Funds and is not determinable at the time of the Agreement. The transaction is subject to receipt of various regulatory approvals and customary closing conditions and is anticipated to close at the end of the second quarter.

As a result of the Agreement, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc. which constitute the mutual fund division of the Company will be reflected in the Company's future consolidated financial statements as a discontinued operation.

On January 24, 2007, the Company announced the retirement of Robert E. Walstad, the Company's founder, chief executive officer, and chairman of the board of directors, effective February 1, 2007. In connection with Mr. Walstad's retirement, the Company entered into a separation agreement with Mr. Walstad. Under the terms of the separation agreement, subject to Mr. Walstad meeting his obligations thereunder in all respects, Mr. Walstad is entitled to receive a cash payment in the amount of $274,500, options to purchase 60,000 common shares, and certain commission payments. The $274,500 separation payment was expensed in February of 2007. Mr. Walstad has not been involved with management or as a member of the board of directors of the Company since February 1, 2007. With respect to the Definitive Agreement between the Company and Corridor Investors, LLC, described above, Mr. Walstad is the Limited Liability Manager of Corridor Investors, LLC and executed the described agreement on behalf of Corridor Investors, LLC.

On March 5, 2009, the Board of Directors approved pursuant to the Bylaws of the Company, a reduction in the number of directors from six to five. In accordance with the Bylaws of the Company, when the number of directors is reduced, the current directors continue to serve until the expiration of their terms and therefore, the number of directors will remain at six until the Annual Meeting of Shareholders of the Company.

Mr. Peter Quist was elected a director of Integrity Mutual Funds, Inc. on May 4, 1988. On March 5, 2009, Mr. Quist announced his retirement from the Board of Directors effective upon the Annual Meeting of Shareholders of the Company.

AVAILABILITY OF SEC REPORTS

All SEC reports may be viewed and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. local time. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

All SEC reports are also made available on the Company's website at http://corp.integrityfunds.com. These reports, including annual reports on Form 10-K and 10-KSB, quarterly reports of Form 10-Q and 10-QSB, and current reports on Form 8-K, are available on the same day they are filed with the SEC.

Item 1A. Risk Factors

Not Applicable as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company operates the majority of its business out of its location at 1 Main Street North, Minot, North Dakota, which the Company owns. As of December 31, 2008, the building has a $334,196 mortgage.

Item 3. Legal Proceedings

The Company has no pending legal proceedings that are material to the financial affairs of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about the Company's Common Stock

The Company's Common Shares are traded on the OTC Bulletin Board under the symbol IMFD. The Company's common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On December 31, 2008, the closing price of the Company's Common Shares on the OTC Bulletin Board was $.20 per share. At February 27, 2009, there were approximately 775 shareholders of record.

The following table sets forth the high and low closing prices for the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2008		2007
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	.690	.400	.850	.600
Second Quarter	.480	.270	1.400	.820
Third Quarter	.350	.270	1.000	.570
Fourth Quarter	.500	.150	.870	.590

The Company has not paid a dividend with respect to its common stock, nor does the Company anticipate paying dividends in the foreseeable future.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Smaller Reporting Company Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2008	-	-	-	$597,754
November 2008	-	-	-	$597,754
December 2008	-	-	-	$597,754
Total	-	-	-	$597,754

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

Integrity Mutual Funds, Inc., derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities in Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary. Integrity Mutual Funds, Inc., also derives revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and related administrative services to the Funds. The majority of the Funds' assets under management consist of single-state municipal bond funds for the states of North Dakota, Montana, Kansas, Nebraska, Oklahoma, Maine, and New Hampshire.

ASSETS UNDER MANAGEMENT

By Investment Objective

As of December 31,	2008	2007	2006

FIXED-INCOME
Tax-Free Funds	$168,524,933	$196,493,687	$207,235,701
Taxable Funds (Corporate/Government)	36,663,914	138,559,709	143,385,144
TOTAL FIXED-INCOME FUNDS	$205,188,847	$335,053,396	$350,620,845

EQUITY
Fund of Funds	$6,071,103	$13,483,262	$9,889,657
Equity Funds	28,540,865	47,127,424	81,498,062
TOTAL EQUITY FUNDS	$34,611,968	$60,610,686	$91,387,719

TOTAL ASSETS UNDER MANAGEMENT	$239,800,815	$395,664,082	$442,008,564

A substantial portion of the Company's revenues depends upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions. Assets under the Company's management decreased by $155,863,267 (39.4%) in 2008 compared to 2007, and decreased by $46,344,482 (10.5%) in 2007 compared to 2006. Fixed income assets decreased by 38.8% in 2008 compared to 2007, and decreased by 4.4% in 2007 compared to 2006. Fixed income assets accounted for 85.6% of the total assets under management in 2008 and 84.7% in 2007. Equity assets decreased by 42.9% in 2008 compared to 2007, and decreased 33.7% in 2007 compared to 2006. Equity assets accounted for 14.4% of total assets under management in 2008 and 15.3% in 2007.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Company's Consolidated Statements of Operations and the percentage change in those amounts from period to period.

				Variance 2008 to 2007	Variance 2007 to 2006

	2008	2007	2006

OPERATING REVENUES
Fee income	$5,262,855	$8,171,653	$6,732,222	(35.6)%	21.4%
Commission income	26,231,966	30,026,693	19,975,011	(12.6)%	50.3%
Other income	1,054,405	643,885	313,341	63.8%	105.5%
Total revenue	$32,549,226	$38,842,231	$27,020,574	(16.2)%	43.8%

OPERATING EXPENSES
Compensation and benefits	$3,148,986	$4,233,481	$3,729,425	(25.6)%	13.5%
Commission expense	24,702,523	29,027,276	19,370,607	(14.9)%	49.9%
Goodwill impairment expense	5,312,606	-	-	-	-
General and administrative expenses	2,261,837	2,602,750	2,242,721	(13.1)%	16.1%
Sub-advisory expenses	440,192	961,837	887,896	(54.2)%	8.3%
Sales commissions amortized	151,693	443,661	334,254	(65.8)%	32.7%
Depreciation and amortization	115,487	223,624	157,361	(48.4)%	42.1%
Total operating expenses	$36,133,324	$37,492,629	$26,722,264	(3.6)%	40.3%

OPERATING INCOME (LOSS)	$(3,584,098)	$1,349,602	$298,310	(365.6)%	352.4%

OTHER INCOME (EXPENSES)
Interest expense	(302,369)	(331,687)	(346,606)	(8.8)%	(4.3)%
Net other income expenses	$(302,369)	$(331,687)	$(346,606)	(8.8)%	(4.3)%

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$(3,886,467)	$1,017,915	$(48,296)	(481.8)%	2,207.7%

INCOME TAX BENEFIT (EXPENSE)	376,770	(434,702)	(11,091)	(186.7)%	3,819.4%

NET INCOME (LOSS)	$(3,509,697)	$583,213	$(59,387)	(701.8)%	1,082.1%

INCOME (LOSS) PER COMMON SHARE:	(.25)	.03	(.01)

Year Ended December 31, 2008, compared with Year Ended December 31, 2007:

Operating Revenues—Total operating revenues for 2008 were $32,549,226, a decrease of 16.2% from $38,842,231 in 2007. The decrease resulted from decreased commission and fee income relating to CFS, the Company's broker-dealer division, as well as a reduction in fee income received by the mutual fund division.

Fee Income—Fee income for 2008 was $5,262,855, a 35.6% decrease from $8,171,653 in 2007. The decrease was due to a reduction in fees received by the mutual fund division due to lower net asset levels in the Funds. If net asset levels in the Funds continue to decline, fee income will also decline. The decrease was also due to a reduction in fees received by CFS due to a reduction in assets under management in CFS' registered investment advisor.

The Company receives fees for providing investment advisory services to the Funds. In some cases, a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds. These fees constituted 3% of the Company's consolidated revenues in 2008.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 5% of the Company's consolidated revenues in 2008.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services. These fees constituted 5% of the Company's consolidated revenues in 2008.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares. A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds. These fees constituted 3% of the Company's consolidated revenues in 2008.

Commission Income—Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense. Commission income for 2008 was $26,231,966, a 12.6% decrease from $30,026,693 in 2007. The decrease was due primarily to a decrease in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 81% of the Company's consolidated revenues in 2008.

Other Income—Other income for 2008 was $1,054,405, a 63.8% increase from $643,885 in 2007. Other income is comprised primarily of due diligence and marketing allowances received by CFS. Other income constituted 3% of the Company's consolidated revenues in 2008.

Operating Expenses—Total operating expenses for 2008 were $36,133,324, a 3.6% decrease from $37,492,629 in 2007. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and Benefits—Compensation and benefits expense for 2008 was $3,148,986, a 25.6% decrease from $4,233,481 in 2007. The decrease results primarily from a separation agreement entered into by the Company in 2007, as well as a reduction in compensation paid to employee-status wholesalers due to decreased sales activity in the Funds and a reduction in the number of employee-status wholesalers.

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

Commission Expense—Commission expense for 2008 was $24,702,523, a 14.9% decrease from $29,027,276 in 2007. The decrease corresponds with the decreases in fee and commission income.

Goodwill Impairment Expense—Goodwill impairment expense for 2008 was $5,312,606, a 100% increase from $0 in 2007. The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying value, goodwill is evaluated for impairment between annual tests. As a result of ongoing volatility in the financial industry and a significant reduction in assets under management in the Company's sponsored mutual funds, the Company performed an interim goodwill impairment test for the quarter ended December 31, 2008. On February 24, 2009, the Company determined that it will incur a goodwill impairment charge for the fourth quarter of the fiscal year ended December 31, 2008 of $5,312,606 in the Mutual Fund Services segment. This charge results from an interim test for impairment under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," prompted by a significant reduction in assets under management and ongoing volatility in the financial service industry during the fourth quarter of 2008. The Company will not be required to make any current or future cash expenditures as a result of the impairment. The impairment charge will be reflected in the Company's financial statements as of and for the fourth quarter and fiscal year ended December 31, 2008.

General and Administrative Expenses—Total general and administrative expenses for 2008 were $2,261,837, a decrease of 13.1% from $2,602,750 in 2007. The decrease was due primarily to lower Fund distribution costs, which was due to a reduction in sales activity in the Funds and a reduction in the number of

Sub-advisory Expenses—Sub-advisory expenses for 2008 were $440,192, a 54.2% decrease from $961,837 in 2007. The decrease was due to lower levels of sub-advisory fees paid due to lower asset levels in certain of the Funds. Sub-advisory fees are paid to outside investment advisors for advisory services provided to some of the Funds.

Sales Commissions Amortized—Sales commissions paid to broker-dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares) are capitalized and amortized on a straight-line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred. The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue. Amortization of deferred sales commissions for 2008 was $151,693, a 65.8% decrease from $443,661 in 2007. The decrease was due to decreased sales activity in the Funds.

Depreciation and Amortization—Depreciation and amortization for 2008 was $115,487, a 48.4% decrease from $223,624 in 2007. The decrease was due to accelerated amortization of computer software costs during the first half of 2007.

Interest Expense—Interest expense was $302,369 for 2008, an 8.8% decrease from $331,687 in 2007. The decrease was due primarily to a reduction in outstanding debt due to the maturity of $561,000 of subordinate commercial notes on June 30, 2008.

Year Ended December 31, 2007, compared with Year Ended December 31, 2006:

Operating Revenues—Total operating revenues for 2007 were $38,842,231, an increase of 43.8% from $27,020,574 in 2006. The increase results from increased fee income received from the Funds, as well as increased commission and fee income relating to CFS.

Fee Income—Fee income for 2007 was $8,171,653, a 21.4% increase from $6,732,222 in 2006. The increase was due to fees derived from asset growth resulting from new sales in certain of the Funds. The increase was also due to fees derived from additional assets under management in CFS' registered investment advisor, resulting from ongoing recruiting efforts.

The Company receives fees for providing investment advisory services to the Funds. In some cases, all or a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds. These fees constituted 6% of the Company's consolidated revenues in 2007.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 5% of the Company's consolidated revenues in 2007.

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

Commission Income—Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense. Commission income for 2007 was $30,026,693, a 50.3% increase over $19,975,011 in 2006. The increase was due primarily to ongoing recruiting efforts for new registered representatives in CFS. Commission revenues constituted 77% of the Company's consolidated revenues in 2007.

Other Income—Other income for 2007 was $643,885, a 105.5% increase from $313,341 in 2006. Other income is comprised primarily of due diligence and marketing allowances received by CFS. Other income constituted 2% of the Company's consolidated revenues in 2007.

Operating Expenses—Total operating expenses for 2007 were $37,492,629, a 40.3% increase from $26,722,264 in 2006. The increase resulted primarily from increased commission expense, which corresponds to increases in fee and commission income.

Compensation and Benefits—Compensation and benefits expense for 2007 was $4,233,481, a 13.5% increase from $3,729,425 in 2006. The increase results primarily from increased incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, and a separation agreement entered into by the Company.

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

Commission Expense—Commission expense for 2007 was $29,027,276, a 49.9% increase from $19,370,607 in 2006. The increase corresponds with the increases in fee and commission income.

General and Administrative Expenses—Total general and administrative expenses for 2007 were $2,602,750, an increase of 16.1% from $2,242,721 in 2006. The increase was due primarily to increased reimbursements made to certain Funds due to low assets levels, increased 12b-1 fees paid to other broker-dealers for selling the Funds, and increased legal costs.

Sub-advisory Expenses—Sub-advisory expenses for 2007 were $961,837, an 8.3% increase from $887,896 in 2006. The increase was due to higher levels of sub-advisory fees paid due to asset growth resulting from new sales in certain of the Funds. Sub-advisory fees are paid to outside investment advisors for advisory services provided to some of the Funds. The amount of sub-advisory fees paid out will continue to increase if the net asset levels in certain of the Funds continue to increase.

Sales Commissions Amortized—Sales commissions paid to broker-dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares) are capitalized and amortized on a straight-line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred. The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue. Amortization of deferred sales commissions for 2007 was $443,661, a 32.7% increase from $334,254 in 2006. These expenses can be expected to increase if sales of shares of Funds sold without a FESL increase.

Depreciation and Amortization—Depreciation and amortization for 2007 was $223,624, a 42.1% increase from $157,361 in 2006. The primary reason for the change was an increase in amortization of computer software costs.

Interest Expense—Interest expense was $331,687 for 2007, a 4.3% decrease from $346,606 in 2006.

FINANCIAL CONDITION

On December 31, 2008, the Company's assets aggregated $12,532,431, a decrease of 30.8% from $18,114,830 in 2007, due to increases in income taxes receivable, prepaids, net property and equipment, and deferred tax assets, offset by decreases in cash and cash equivalents, accounts receivable, deferred sales commissions, goodwill, and other assets. Stockholders equity was $6,708,250 on December 31, 2008, compared to $10,213,625 on December 31, 2007.

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

Cash provided by operating activities was $739,023 for the year ended December 31, 2008, as compared to net cash provided by operating activities of $1,568,087 for the year ended December 31, 2007 and net cash provided by operating activities of $570,573 for the year ended December 31, 2006.

Net cash used by investing activities was $131,326 for the year ended December 31, 2008, as compared to net cash used by investing activities of $265,356 for the year ended December 31, 2007 and net cash used by investing activities of $47,990 for the year ended December 31, 2006. The primary use of cash for investing activities in 2008 was the purchase of additional computer equipment.

Net cash used by financing activities was $910,839 for the year ended December 31, 2008, as compared to net cash used by financing activities of $10,730 for the year ended December 31, 2007, and net cash used by financing activities of $208,725 for the year ended December 31, 2006. During the year ended December 31, 2008, the Company paid out $91,500 in preferred stock dividends, repaid $134,289 of bank debt, paid $129,872 relating to the acquisition of certain assets of United Heritage Financial Services in 2007, and paid out $561,000 relating to subordinate commercial notes that matured on June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2008, the Company held $2,840,108 in cash and cash equivalents, as compared to $3,143,250 on December 31, 2007, and $1,851,249 on December 31, 2006. Liquid assets, which consist of cash and cash equivalents and securities available-for-sale, totaled $2,840,108 at December 31, 2008, as compared to $3,143,250 on December 31, 2007, and $1,851,462 on December 31, 2006. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

In March of 2007, the Company borrowed $120,085 from First Western Bank & Trust. As of December 31, 2008, the Company had repaid the loan in full. The Company currently has no lines of credit available.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2008, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2008, is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

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
10.1a

Investment Advisory Contract—ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-25138), filed with the Commission on April 27, 2004).

10.1b

Investment Advisory Contract—Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-63306), filed with the Commission on April 27, 2004).

10.1c

Investment Advisory Contract—Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 13 (File No. 33-85332), filed with the Commission on April 27, 2004).

10.1d

Management and Investment Advisory Contract—Integrity Managed Portfolios on behalf of the Kansas Municipal Fund (incorporated by reference to Exhibit 99.d1a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission on November 24, 2004).

10.1e

Management and Investment Advisory Contract—Integrity Managed Portfolios on behalf of the Kansas Insured Intermediate Fund (incorporated by reference to Exhibit 99.d1b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission on November 24, 2004).

10.1f

Management and Investment Advisory Contract—Integrity Managed Portfolios on behalf of the Maine Municipal Fund (incorporated by reference to Exhibit 99.d1e contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

10.1g

Management and Investment Advisory Contract—Integrity Managed Portfolios on behalf of the Nebraska Municipal Fund (incorporated by reference to Exhibit 99.d1c contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission November 24, 2004).

10.1h

Management and Investment Advisory Contract—Integrity Managed Portfolios on behalf of the New Hampshire Municipal Fund (incorporated by reference to Exhibit 99.d1f contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

10.1i

Management and Investment Advisory Contract—Integrity Managed Portfolios on behalf of the Oklahoma Municipal Fund (incorporated by reference to Exhibit 99.d1d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 51 (File No. 33-36324), filed with the Commission November 24, 2004).

10.1j

Investment Advisory Contract—The Integrity Funds on behalf of the Williston Basin/Mid-North America Stock Fund (incorporated by reference to Exhibit 99.d1i contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-53698), filed with the Commission on November 10, 2008).

10.1k

Investment Advisory Contract—The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.d1g contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 40 (File No. 33-53698), filed with the Commission on May 1, 2008).

10.1l

Investment Advisory Contract—The Integrity Funds on behalf of the Integrity Growth & Income Fund (incorporated by reference to Exhibit 99.d1i contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 26 (File No. 33-53698), filed with the Commission on April 25, 2005).

10.2a

Sub-Investment Advisory Contract—The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.d2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-53698), filed with the Commission on November 10, 2008).

10.3a

Distribution Contract—ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-25138), filed with the Commission on April 27, 2004).

10.3b

Distribution Contract—Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 16 (File No. 33-63306), filed with the Commission on April 27, 2004).

10.3c

Distribution Contract—Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 13 (File No. 33-85332), filed with the Commission on April 27, 2004).

10.3d

Distribution and Service Contract—Integrity Managed Portfolios on behalf of the Kansas Municipal Fund (incorporated by reference to Exhibit 99.e1a contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

10.3e

Distribution and Service Contract—Integrity Managed Portfolios on behalf of the Kansas Insured Intermediate Fund (incorporated by reference to Exhibit 99.e1b contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

10.3f

Distribution and Service Contract—Integrity Managed Portfolios on behalf of the Maine Municipal Fund (incorporated by reference to Exhibit 99.e1e contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

10.3g

Distribution and Service Contract—Integrity Managed Portfolios on behalf of the Nebraska Municipal Fund (incorporated by reference to Exhibit 99.e1c contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

10.3h

Distribution and Service Contract—Integrity Managed Portfolios on behalf of the New Hampshire Municipal Fund (incorporated by reference to Exhibit 99.e1f contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

10.3i

Distribution and Service Contract—Integrity Managed Portfolios on behalf of the Oklahoma Municipal Fund (incorporated by reference to Exhibit 99.e1d contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-36324), filed with the Commission on December 22, 2003).

10.3j

Distribution and Service Contract—The Integrity Funds on behalf of the Williston Basin/Mid-North America Stock Fund (incorporated by reference to Exhibit 99.e1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-53698), filed with the Commission on November 10, 2008).

10.3k

Distribution and Service Contract—The Integrity Funds on behalf of the Integrity High Income Fund (incorporated by reference to Exhibit 99.e1g contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 23 (File No. 33-53698), filed with the Commission on April 27, 2004).

10.3l

Distribution and Service Contract—The Integrity Funds on behalf of the Integrity Growth & Income Fund (incorporated by reference to Exhibit 99.e1i contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 26 (File No. 33-53698), filed with the Commission on April 25, 2005).

10.4a

Transfer Agency Contract—ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 20 (File No. 33-25138), filed with the Commission on April 27, 2007).

10.4b

Transfer Agency Contract—Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 20 (File No. 33-63306), filed with the Commission on April 27, 2007).

10.4c

Transfer Agency Contract—Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 17 (File No. 33-85332), filed with the Commission on April 27, 2007).

10.4d

Transfer Agency Contract—Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 54 (File No. 33-36324), filed with the Commission on November 30, 2006).

10.4e

Transfer Agency Contract—The Integrity Funds (incorporated by reference to Exhibit 99.h1 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-53698), filed with the Commission on November 10, 2008).

10.5a

Accounting Service Contract—ND Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 20 (File No. 33-25138), filed with the Commission on April 27, 2007).

10.5b

Accounting Service Contract—Montana Tax-Free Fund, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 20 (File No. 33-63306), filed with the Commission on April 27, 2007).

10.5c

Accounting Service Contract—Integrity Fund of Funds, Inc. (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 17 (File No. 33-85332), filed with the Commission on April 27, 2007).

10.5d

Accounting Service Contract—Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 49 (File No. 33-36324), filed with the Commission on September 29, 2003).

10.6a

Administration and Accounting Service Contract—The Integrity Funds (incorporated by reference to Exhibit 99.h2 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 50 (File No. 33-53698), filed with the Commission on November 10, 2008).

10.6b

Administration Service Contract—Integrity Managed Portfolios (incorporated by reference to Exhibit 99.h3 contained in the Registration Statement on Form N-1A, as amended on Post-Effective Amendment 54 (File No. 33-36324), filed with the Commission on November 30, 2006).

10.7a

Stock Purchase Agreement—ND Holdings, Inc. and Shareholders of Ranson Company, Inc. (incorporated by reference to Exhibit 10.13 contained in the Company's Registration Statement on Form S-1, as amended (File No. 33-96824), filed with the Commission on September 12, 1995).

10.7b

Stock Purchase Agreement—CFS Stock Purchase Agreement (incorporated by reference to Exhibit 10.53 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004).

10.7c	Share Purchase Agreement and Change of Advisor—Corridor Investors, LLC and Integrity Mutual Funds, Inc.
10.8a

Employment Agreement—Bradley Wells (incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on August 13, 2007).*

10.8b

Separation Agreement—Jerry J. Szilagyi (incorporated by reference to Exhibit 10.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission August 11, 2006).*

10.8c

Separation Agreement—Robert E. Walstad (incorporated by reference to Exhibit 10.8 contained in the Company's Annual Report on Form 10-KSB, (File No. 0-25958), filed with the Commission on March 16, 2007).*

10.8d

Separation Agreement—Mark R. Anderson (incorporated by reference to Exhibit 10.1 contained in the Company's Current Report on Form 8-K, (File No. 0-25958), filed with the Commission on March 4, 2008).*

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

*Indicates Management Contract or Compensatory Plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date: March 17, 2009	By /s/ Bradley P. Wells
Bradley P. Wells
Interim Chief Executive Officer
and President
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2009	By /s/ Bradley P. Wells
Bradley P. Wells
Interim Chief Executive Officer
and President
(Principal Executive Officer)

Date: March 17, 2009	By /s/ Heather Ackerman
Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)

Date: March 17, 2009	By /s/ Jeffrey A. Cummer
Jeffrey A. Cummer
Chairman

Date: March 17, 2009	By /s/ Vance A. Castleman
Vance A. Castleman
Director

Date: March 17, 2009	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: March 17, 2009	By /s/ Gregory G. Philipps
Gregory G. Philipps
Director

Date: March 17, 2009	By /s/ Vaune M. Cripe
Vaune M. Cripe
Director

Date: March 17, 2009	By /s/ Peter A. Quist
Peter A. Quist
Vice President and Director

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF

DECEMBER 31, 2008, 2007 AND 2006

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

TABLE OF CONTENTS

Pages
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2 - F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6—F-7
Notes to Consolidated Financial Statements	F-8—F-25
ADDITIONAL INFORMATION
Report of Independent Registered Public Accounting Firm	F-26
Selected Financial Data	F-27
Quarterly Results of Consolidated Operations (Unaudited)	F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Integrity Mutual Funds, Inc. and Subsidiaries
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 9, 2009

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$2,840,108	$3,143,250
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2008 and $24,000 for 2007)	1,559,173	2,191,626
Income taxes receivable	28,181	-
Prepaids	74,824	69,767

Total current assets	$4,502,286	$5,404,643

PROPERTY AND EQUIPMENT	$2,302,375	$2,171,049
Less accumulated depreciation	(998,871)	(900,204)

Net property and equipment	$1,303,504	$1,270,845

OTHER ASSETS
Deferred sales commissions	$-	$165,126
Goodwill	5,540,781	10,912,548
Deferred tax asset	985,145	144,719
Other assets (net of accumulated amortization	200,715	216,949
of $194,355 for 2008 and $177,534 for 2007)

Total other assets	$6,726,641	$11,439,342

TOTAL ASSETS	$12,532,431	$18,114,830

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2008	2007
CURRENT LIABILITIES
Service fees payable	$55,154	$123,724
Accounts payable	315,344	587,521
Income taxes payable	-	20,512
Other current liabilities	1,464,643	2,316,171
Current portion of long-term debt	286,797	888,668

Total current liabilities	$2,121,938	$3,936,596

LONG-TERM LIABILITIES
Note payable	$334,196	$358,400
Subordinate commercial notes	-	561,000
Subordinate corporate notes	2,000,000	2,000,000
Convertible promissory note	950,000	950,000
Other long-term liabilities	704,844	983,877
Less current portion of long-term debt	(286,797)	(888,668)

Total long-term liabilities	$3,702,243	$3,964,609

TOTAL LIABILITIES	$5,824,181	$7,901,205

STOCKHOLDERS' EQUITY
Series A Preferred stock—5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital—series A preferred stock	1,524,695	1,524,695
Common stock—1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital—common stock	10,374,028	10,284,900
Receivable—unearned ESOP shares	(48,685)	(55,379)
Accumulated deficit	(5,143,539)	(1,542,342)

TOTAL STOCKHOLDERS' EQUITY	$6,708,250	$10,213,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,532,431	$18,114,830

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING REVENUES
Fee income	$5,262,855	$8,171,653	$6,732,222
Commission income	26,231,966	30,026,693	19,975,011
Other income	1,054,405	643,885	313,341
Total revenue	$32,549,226	$38,842,231	$27,020,574

OPERATING EXPENSES
Compensation and benefits	$3,148,986	$4,233,481	$3,729,425
Commission expense	24,702,523	29,027,276	19,370,607
Goodwill impairment expense	5,312,606	-	-
General and administrative expenses	2,261,837	2,602,750	2,242,721
Sub-advisory expenses	440,192	961,837	887,896
Sales commissions amortized	151,693	443,661	334,254
Depreciation and amortization	115,487	223,624	157,361
Total operating expenses	$36,133,324	$37,492,629	$26,722,264

OPERATING INCOME (LOSS)	$(3,584,098)	$1,349,602	$298,310

OTHER INCOME (EXPENSES)
Interest expense	$(302,369)	$(331,687)	$(346,606)
Net other expenses	$(302,369)	$(331,687)	$(346,606)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$(3,886,467)	$1,017,915	$(48,296)

INCOME TAX BENEFIT (EXPENSE)	376,770	(434,702)	(11,091)

NET INCOME (LOSS)	$(3,509,697)	$583,213	$(59,387)

INCOME (LOSS) PER COMMON SHARE:

Basic	$(.25)	$.03	$(.01)
Diluted	$(.25)	$.03	$(.01)

SHARES USED IN COMPUTING INCOME (LOSS) PER COMMON SHARE:

Basic	14,519,372	14,359,162	13,696,486
Diluted	14,519,372	18,384,834	13,696,486

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Amounts			Shares
	2008	2007	2006	2008	2007	2006
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital

Balance, beginning of year	$10,286,346	$9,969,345	$9,830,663	14,455,943	13,717,146	13,518,543
Common stock issued	90,000	239,301	7,000	-	738,797	198,603
Stock option valuation	-	77,700	132,600	-	-	-
Purchase of common stock	(872)	-	(918)	-	-	-
Balance, end of year	$10,375,474	$10,286,346	$9,969,345	14,455,943	14,455,943	13,717,146

Accumulated deficit
Balance, beginning of year	$(1,542,342)	$(2,034,055)	$(1,883,168)
Net income (loss)	(3,509,697)	583,213	(59,387)
Preferred dividends	(91,500)	(91,500)	(91,500)
Balance, end of year	$(5,143,539)	$(1,542,342)	$(2,034,055)

ESOP activity
Balance, beginning of year	$(55,379)	$(62,072)	$(68,765)
Repayments from ESOP	6,694	6,693	6,693
Balance, end of year	$(48,685)	$(55,379)	$(62,072)

Accumulated other comprehensive income

Balance, beginning of year	$-	$(10)	$(9)
Change in unrealized gain (loss) on available-for-sale securities	-	10	(1)
Balance, end of year	$-	$-	$(10)

Total stockholders' equity	$6,708,250	$10,213,625	$9,398,208

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(3,509,697)	$583,213	$(59,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	115,488	223,624	157,361
Goodwill impairment expense	5,312,606	-	-
Sales commissions amortized	151,693	443,301	334,254
Compensation expense— options	-	77,700	132,600
Recruiting expense—stock	-	-	7,000
Loss on disposal of assets	-	813	-
Gain on sale of available-for-sale securities	-	11	-
Effects on operating cash flows due to changes in:
Accounts receivable	632,453	(397,981)	(333,245)
Income taxes receivable	(28,181)	780	154,186
Prepaids	(5,057)	19,127	6,222
Deferred sales commissions capitalized, net of CDSC collected	13,433	(439,741)	(316,930)
Deferred tax asset	(840,426)	197,109	37,654
Other assets	(587)	(99,948)	11,540
Service fees payable	(68,570)	8,499	41,809
Accounts payable	(272,177)	325,754	8,604
Income taxes payable	(20,512)	20,512	-
Other liabilities	(741,443)	605,314	388,905

Net cash provided by operating activities	$739,023	$1,568,087	$570,573

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	$(131,326)	$(184,255)	(47,990)
Proceeds from sale of property and equipment	-	5	-
Purchase of available-for-sale securities	-	(2)	-
Proceeds from sale of available-for-sale securities	-	215	-
Purchase of goodwill	-	(81,319)	-

Net cash used by investing activities	$(131,326)	$(265,356)	$(47,990)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	$-	$64,301	$-
Issuance of convertible promissory note	-	-	950,000
Addition to notes payable	-	-	301,866
Short-term borrowing	-	120,085	-
Repayments from ESOP	6,694	6,693	6,693
Redemption of common stock	(872)	-	(918)
Reduction of long-term liability	(129,872)	(78,058)	-
Reduction of short-term borrowing	(110,085)	(10,000)	(100,000)
Dividends paid	(91,500)	(91,500)	(91,500)
Reduction of notes payable	(24,204)	(22,251)	(1,024,866)
Redemption of commercial notes	(561,000)	-	-
Redemption of convertible debentures	-	-	(250,000)

Net cash used by financing activities	$(910,839)	$(10,730)	$(208,725)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(303,142)	$1,292,001	$313,858
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,143,250	1,851,249	1,537,391
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,840,108	$3,143,250	$1,851,249

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$327,951	$332,035	$260,844
Income taxes	$510,349	$219,335	$1,739
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Change in unrealized gain (loss) on available-for-sale securities	$-	$10	$(1)
Increase (decrease) in goodwill	$(59,161)	$1,038,427	$(25,587)
Increase (decrease) in other long-term liabilities	$(149,161)	$863,427	$(25,587)
Increase in common stock	$90,000	$175,000	$-
Recruiting expense—stock	$-	$-	$7,000
Compensation expense—options	$-	$77,700	$132,600
Preferred stock dividends declared	$22,875	$22,875	$22,875
Goodwill impairment expense	$5,312,606	$-	$-

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 1—NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and significant accounting policies of Integrity Mutual Funds, Inc., and Subsidiaries are presented to assist in understanding the Company's consolidated financial statements.

Nature of operations—Integrity Mutual Funds, Inc., and Subsidiaries (the "Company") was established in September 1987 as a North Dakota corporation. The Company derives its revenue from providing investment management, distribution, shareholder services, fund accounting, and related services to sponsored mutual funds, as well as commissions earned from sales of mutual funds, insurance products, and various other securities. Headquartered in Minot, North Dakota, the Company is marketing its services throughout the United States.

Principles of consolidation—The consolidated financial statements include the accounts of Integrity Mutual Funds, Inc., and it's wholly owned subsidiaries, Integrity Money Management, Inc., Integrity Fund Services, Inc., Integrity Funds Distributor, Inc., and Capital Financial Services, Inc. All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

Concentrations—The Company derives its revenue from investment advisory and administrative services provided to its sponsored mutual funds, as well as revenues derived from retail brokerage activities. Company revenues are largely dependent on the total value and composition of assets under management, as well as the sales activity of registered representatives operating as independent contractors. Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

Use of estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—Investment advisory fees, transfer agent fees, accounting service fees, and administrative service fees are recorded as revenues as the related services are provided by the Company to sponsored mutual funds. Commission income and the related clearing expenses are recorded on a trade-date basis as securities transactions occur.

Stock-based compensation—In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25").

Cash and cash equivalents—The Company's policy is to record all liquid investments with original maturities of three months or less as cash equivalents. Liquid investments with maturities greater than three months are recorded as investments.

Accounts receivable—The Company's receivables consist primarily of fees charged to the affiliated funds for services rendered and concessions related to registered representative activity. Management evaluates the need for an allowance for doubtful accounts by identifying troubled accounts and using historical experience. Accounts receivable are written off when management deems them uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company does not charge interest on its receivables.

Investments—Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. Available-for-sale securities consist of investments in the Company's sponsored mutual funds and are recorded at fair value, with the change in fair value recorded as a component of other comprehensive income in the equity section of the balance sheet. Cost of securities sold is recognized using the specific identification method.

Goodwill—The Company accounts for goodwill under FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and indefinite-lived other intangible assets deemed to have an indefinite useful life be assessed annually for impairment using fair value measurement techniques.

Property and equipment—Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

Equipment	5-7 years
Building	40 years

Deferred sales commissions—Sales commissions paid to broker-dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares), are capitalized and amortized on a straight-line basis over a period of one to eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred. The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue. The Company is amortizing most of its sales commissions over one to five years for tax purposes.

Other assets—Other assets include debt issue costs and other miscellaneous assets. Debt issue costs are amortized over the life of the corresponding debt.

Advertising—Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $116,303 in 2008, $79,043 in 2007 and $46,232 in 2006.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 14,519,372 in 2008, 14,359,162 in 2007 and 13,696,486 in 2006. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, and written put options. The weighted average shares outstanding used in computing diluted earnings per common share were 14,519,372 in 2008, 18,384,834 in 2007 and 13,696,486 in 2006.

Income taxes—The Company files a consolidated income tax return with its wholly owned subsidiaries. The amount of deferred tax benefit or expense is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates. Deferred tax benefits or expenses are recognized in the financial statements for the changes in deferred tax assets between years. The Company has adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN48"), "Accounting for Uncertainty in Income Taxes." The Company's policy is to evaluate the likelihood that its uncertain tax positions will prevail upon examination based on the extent to which those positions have substantial support within the Internal Revenue Code and Regulations, Revenue Rulings, court decisions and other evidence. It is the opinion of management that the Company has no significant uncertain tax provisions that would be subject to change upon examination.

Reclassification—Certain amounts from 2006 and 2007 have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the Company's net income.

Impact of Newly Issued and Proposed Accounting Standards—In December of 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations." SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;
•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible assets at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changed in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. The Company cannot predict what, if any, impact SFAS No. 141R will have on its consolidated financial statements when it becomes effective in 2009.

In December of 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAF No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS No. 160 will have a significant effect on the Company's consolidated financial statements.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2008 and 2007 consist of the following:

	Current Maturity	Current Interest Rate
			Amount
			2008	2007
Cash in checking	Demand	-	$2,830,231	$2,932,403
Cash in savings	Demand	0.05%	9,877	210,847
			$2,840,108	$3,143,250

NOTE 3—TRANSACTIONS WITH SPONSORED MUTUAL FUNDS

The Company provides services to the Funds, which had aggregate net assets under management at December 31, 2008 of $239,800,815. All services rendered by the Company are provided under contracts that definitively set forth the services to be provided and the fees to be charged. The majority of these contracts are subject to periodic review and approval by each of the Fund's Board of Directors, Trustees and Shareholders. Revenues derived from services rendered to the sponsored mutual funds were $3,711,610 in 2008, $6,044,265 in 2007 and $5,461,110 in 2006.

Accounts receivable from the sponsored mutual funds aggregated approximately $209,000 and $452,000 at December 31, 2008 and 2007, respectively.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007, consists of the following:

	2008	2007
Office furniture and equipment	$892,919	$807,460
Building and land	1,409,456	1,363,589
	$2,302,375	$2,171,049
Accumulated depreciation and amortization	(998,871)	(900,204)
	$1,303,504	$1,270,845

Depreciation expense totaled $98,667, $90,050 and $81,120 in 2008, 2007 and 2006, respectively.

NOTE 5—BUSINESS ACQUISITIONS

Purchase Combinations—

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund. The two funds had combined assets of approximately $57 million at the time of acquisition. The purchase agreement called for total consideration of approximately 656,000 common shares of the Company. The Company provided IPS Advisory with 250,000 common shares upon closing. The remaining consideration of approximately 406,000 common shares, which is subject to adjustment based on retention of assets in the fund, is to be issued as follows: 203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date. The shares will be subject to a put option, which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share. The put option will be exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date. The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule: 150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million. The options will have a strike price of $.65 per share and mature 10 years from the closing date. The securities issued in connection with this transaction will be issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary. In April of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. At December of 2008, the liability relating to this acquisition was valued at $107,064.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly-owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred earn out cash payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2008, the Company had made seven quarterly installment payments totaling $190,421. The liability relating to this acquisition is valued at $597,780 as of December 31, 2008, and has also been recorded by the Company as goodwill. As of December 31, 2008, the total goodwill recorded relating to this acquisition was $1,062,029.

NOTE 6—LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007 was as follows:

	Rate	Current Portion	2008	2007
Long-term debt:
First Western Bank	7.25%	26,000	334,196	358,400
Subordinate commercial notes	9.00%	-	-	561,000
Subordinate corporate notes	9.25%	-	2,000,000	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		260,797	704,844	983,877

Totals
		$286,797	$3,989,040	$4,853,277

Summaries of the terms of the current long-term debt agreements follow:

First Western Bank—In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt. The debt was refinanced in October of 2005 and currently carries an interest rate of 7.25%, with monthly payments of $4,105. On October 1, 2010, the remaining balance will be due in full.

Subordinate Commercial Notes—The Company approved a $1 million intra-state subordinate commercial note offering limiting the sale in North Dakota, to North Dakota residents only. The subordinate commercial notes did not represent ownership in the Company. The subordinate commercial notes carried an interest rate of 9% per annum, payable semi-annually. On June 30, 2008, the subordinate commercial notes matured and the liability was paid in full.

Subordinate Corporate Notes—The Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only. The subordinate corporate notes do not represent ownership in the Company. As of December 31, 2008, $2,000,000 in subordinate corporate notes were outstanding. The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011. The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

Convertible Promissory Note—In October of 2006, the Company issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement. The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company. The conversion price shall be equal to $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

Future Payments on Acquisitions—see Note 5—Business Acquisitions

The aggregate amount of required future payments on the above long-term debt at December 31, 2008, is as follows:

Year ending December 31,
2009	$286,797
2010	538,163
2011	2,180,000
2012	34,080
2013	-
Thereafter	950,000

Total due	$3,989,040

NOTE 7—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2008	2007	2006
Current income tax benefit (expense):
Federal	$(329,803)	$(207,400)	$-
State	(86,812)	(26,352)	-
Total current tax benefit (expense)	$(416,615)	$(233,752)	$-
Deferred tax benefit (expense):
Federal	$702,800	$(178,000)	$(9,700)
State	90,585	(22,950)	(1,391)
Total deferred tax benefit (expense)	$793,385	$(200,950)	$(11,091)

Total provision for income tax
benefit (expense)	$376,770	$(434,702)	$(11,091)

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

Deferred tax assets (liabilities) were comprised of the following:

	2008	2007	2006
Deferred tax assets:
Net operating and capital loss carry forwards	$20,767	$37,892	$105,628
Goodwill impairment adjustment	995,920	-	-
Stock option compensation	583,374	583,374	552,916
Total deferred tax assets	$1,600,061	$621,266	$658,544

Deferred tax liabilities:
Accumulated depreciation	$74,545	$62,624	$38,896
Accumulated amortization	540,371	413,923	277,820
Total deferred tax liabilities	$614,916	$476,547	$316,716

Net deferred tax asset	$985,145	$144,719	$341,828

Net deferred tax asset—current	$-	$-	$5,833
Net deferred tax asset—non-current	$985,145	$144,719	$335,995
Net deferred tax asset	$985,145	$144,719	$341,828

As of December 31, 2008, the Company had federal and state net operating loss carry forwards of approximately $0 and $308,000, respectively, which will expire over the next six to twenty years if unused.

A reconciliation of the difference between the expected income tax benefit (expense) computed at the U.S. statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

	2008		2007		2006
Federal tax benefit (expense) at statutory rates	$1,360,000	35%	$(356,000)	(35%)	$17,000	35%
State tax benefit (expense), net of federal tax effect	194,000	5%	(51,000)	(5%)	2,000	5%
Tax impact of goodwill impairment expense	(1,086,621)	(28%)	-	-	-	-
Other	(90,609)	(2%)	(27,702)	(3%)	(30,091)	(63%)

Actual tax benefit (expense)	$376,770	10%	$(434,702)	(43%)	$(11,091)	(23%)

Included in "other" are amounts separately allocated to stockholders' equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale, ESOP plan activity, and effects of stock-based employee compensation and goodwill impairment adjustments for the years ended December 31, 2008, 2007 and 2006.

NOTE 8—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 2,098,000 warrants as of December 31, 2008.

In addition to the warrants discussed above, the Company has also issued warrants to purchase 600,000 common shares in March of 2004 at an exercise price of $.60 per share. These options are considered to be fully vested and have a contractual expiration date of September 1, 2010. 100,000 warrants were exercised in 2007, leaving an outstanding balance of 500,000 warrants as of December 31, 2008.

The Company has entered into employment agreements with two key employees of the Company. Upon execution of these employment agreements, a one-time granting of stock options took effect. These options are fully vested and have a perpetual life. Each employment contract stated the strike price for which options were granted. In addition, the contracts granted options when the employees reach specified performance goals. The employment contracts contain severance packages, buyout clauses, or other forms of commitments. None of these commitments require payment of more than one year's salary.

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

In December of 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R for stock-based employee compensation. Total compensation costs and deferred tax benefits recognized for stock-based compensation awards were as follows:

	2008	2007	2006
Compensation costs	$-	$77,700	$132,600
Less: deferred tax benefit	-	30,440	51,979
Compensation costs, net of taxes	$-	$47,260	$80,621

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model. The expected life of options granted range from 5 years to 10 years. The following are the weighted average assumptions for each year:

	2008	2007	2006
Risk-free interest rate	-	4.59%	4.85%
Expected dividend yield	-	0%	0%
Expected stock price volatility	-	80%	82%
Expected life of options	-	6 years	5 years

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2006	5,248,113	$.53	$.27	$-
Granted	510,000.49		.26
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2006	5,758,113	$.53	$.27	$608,000
Granted	130,000.86		.60
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2007	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2008	5,888,113	$.54	$.28	$-

Exercisable options at the end of 2008, 2007, and 2006 were 5,888,113, 5,888,113, and 5,758,113, respectively. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .00 to $ .49	1,380,000	Perpetual	$.42	1,380,000	$.42
$ .50 to $ .99	3,935,000	6*	$.52	3,935,000	$.52
$1.00 to $1.50	573,113	6*	$1.01	573,113	$1.01
$ .00 to $ 1.50	5,888,113	6*	$.54	5,888,113	$.54

* Excludes options with a perpetual life

NOTE 9—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $11,807, $10,070, and $7,796 for the years ended December 31, 2008, 2007, and 2006, respectively. The matching contributions paid by the Company were $105,669 $110,194 and $92,825 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999. Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan. Contributions are made at the discretion of the Board of Directors. To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

During 2001, the ESOP purchased 208,000 shares of the Company's common stock, at a weighted average price of $.48 per share. The purchase was funded with a loan of $100,000 from the Company, which is collateralized by the unallocated Company shares owned by the ESOP. The loan will be repaid primarily from Company contributions. The outstanding principal balance of the loan as of December 31, 2008, was $49,000 and the interest rate is 7% over a 15 year life. All previous loans to the ESOP have been paid in full and shares purchased by those loans have been allocated to employees.

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

At December 31, 2008 and 2007, cumulative allocated shares remaining in the trust were 608,960 and 595,016 respectively, and unallocated shares were 115,040 and 128,984 respectively, of which 13,944 and 13,944 respectively, were committed-to-be allocated. Total ESOP contribution expense recognized was $8,813, $11,800 and $10,131 for the years ended December 31, 2008, 2007, and 2006, respectively. The fair value of unallocated shares was $23,008 at December 31, 2008.

NOTE 10—NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries (Integrity Funds Distributor, Inc. and Capital Financial Services, Inc.) are member firms of the Financial Industry Regulatory Authority (FINRA) and are registered with the Securities and Exchange Commission (SEC) as broker-dealers. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiaries are required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2008, these subsidiaries had net capital of $381,514 and $2,024,673; minimum net capital requirements of $25,000 and $96,377; excess net capital of $356,514 and $1,928,296 and ratios of aggregate indebtedness to net capital of ..22 to 1, and .71 to 1, respectively. The subsidiaries are exempt from the reserve requirements of Rule 15c3-3.

NOTE 11—OPERATING SEGMENTS

Integrity Mutual Funds, Inc., derives a portion of its revenues and net income from providing investment advisory, distribution, transfer agency, fund accounting, and other administrative services to the Funds. Capital Financial Services, Inc. ("CFS") provides a substantial portion of revenues through sales of mutual funds, insurance products, and various other securities. CFS also earns investment advisory fees in connection with its registered investment advisor.

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

As of, and for the year ended, December 31, 2008:

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$4,168,069	$28,381,157	$32,549,226
Inter-segment revenues	(2,659)	32,247	29,588
Interest expense	302,369	-	302,369
Sales commissions amortized	151,693	-	151,693
Depreciation and amortization	95,730	19,757	115,487
Goodwill impairment expense	5,312,606	-	5,312,606
Income (loss) before income tax benefit (expense)	(5,563,240)	1,676,773	(3,886,467)
Income tax benefit (expense)	1,034,070	(657,300)	376,770
Net income (loss)	(4,529,170)	1,019,473	(3,509,697)
Segment assets	8,697,612	3,913,211	12,610,823
Expenditure for segment assets	80,956	50,370	131,326

As of, and for the year ended, December 31, 2007:

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$6,985,518	$31,856,713	$38,842,231
Inter-segment revenues	15,193	142,797	157,990
Interest expense	331,687	-	331,687
Stock-based employee compensation	77,700	-	77,700
Sales commissions amortized	443,661	-	443,661
Depreciation and amortization	212,929	10,695	223,624
Income (loss) before income tax benefit (expense)	(627,144)	1,645,059	1,017,915
Income tax benefit (expense)	210,198	(644,900)	(434,702)
Net income (loss)	(416,946)	1,000,159	583,213
Segment assets	14,001,290	4,191,932	18,193,222
Expenditure for segment assets	133,644	50,611	184,255

As of, and for the year ended, December 31, 2006:

	Mutual Fund Services	Broker-Dealer Services	Total

Revenue from external customers	$6,576,518	$20,444,056	$27,020,574
Inter-segment revenues	-	98,895	98,895
Interest expense	346,606	-	346,606
Stock-based employee compensation	132,600	-	132,600
Sales commissions amortized	334,254	-	334,254
Depreciation and amortization	153,858	3,503	157,361
Income (loss) before income tax benefit (expense)	(1,034,533)	986,237	(48,296)
Income tax benefit (expense)	375,509	(386,600)	(11,091)
Net income (loss)	(659,024)	599,637	(59,387)
Segment assets	12,724,714	2,819,808	15,544,522
Expenditure for segment assets	33,791	14,199	47,990

Reconciliation of Segment Information

	2008	2007	2006
Revenues
Total revenues for reportable segments	32,578,814	39,000,221	27,119,469
Elimination of inter-company revenues	(29,588)	(157,990)	(98,895)
Consolidated total revenue	$32,549,226	$38,842,231	$27,020,574

Profit
Total reportable segment profit (loss)	$(3,509,697)	$583,213	$(59,387)

Assets
Total assets for reportable segments	$12,610,823	$18,193,222	$15,544,522
Elimination of inter-company receivables	(78,392)	(78,392)	(78,392)
Consolidated assets	$12,532,431	$18,114,830	$15,466,130

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company entered into a three-year lease for office space in Huntington, New York on June 1, 2004. The monthly lease payments were $1,500 for the first two years, and $1,545 for the third year. The lease expired on May 31, 2007, and the Company no longer leases office space in Huntington, New York. Total rent expense was $0, $6,180, and $18,315 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company has various leases for office equipment that expire over the next several years through 2012. The total rent expense for these leases was $44,000, $34,000, and $33,000 for December 31, 2008, 2007 and 2006 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2008.

Years ending December 31,
2009	$52,722
2010	50,375
2011	18,076
2012	-
Total minimum future rental payments	$121,173

NOTE 13—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2007, and 2006, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2006	$7,351,637	$2,478,752	$9,830,389
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 5)	(37,588)	-	(37,588)
Impairment losses	-	-	-
Balance as of December 31, 2006	$7,314,049	$2,478,752	$9,792,801
Goodwill acquired during the period		1,156,320	1,156,320
Goodwill acquisition price adjustment during the period (see Note 5)	(1,443)	(35,130)	(36,573)
Impairment losses	-	-	-
Balance as of December 31, 2007	$7,312,606	$3,599,942	$10,912,548
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 5)	-	(59,161)	(59,161)
Impairment losses	(5,312,606)	-	(5,312,606)
Balance as of December 31, 2008	$2,000,000	$3,540,781	$5,540,781

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

As a result of ongoing volatility in the financial industry and a significant reduction in assets under management in the Company's sponsored mutual funds, the Company determined it was necessary to perform an interim goodwill impairment test. In December of 2008, the Company recorded a non-cash goodwill impairment loss of $5,312,606 in the Mutual Fund Services segment. The fair value of that reporting unit was estimated by using an independent third-party appraisal.

NOTE 14—FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.
•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 hierarchy (as described above) as of December 31, 2008, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008.

	Carrying Value at December 31, 2008				Year ended December 31, 2008
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,000,000	$-	$-	$2,000,000	$5,312,606

Total					$5,312,606

Losses of $5,312,606 represent an impairment charge related to the goodwill of the Mutual Fund Services segment. The fair value of the goodwill was estimated by utilizing an independent third-party appraisal (See Note 13—Goodwill).

NOTE 15—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(3,509,697)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders— Basic earnings per share	(3,601,197)	14,519,372	$(.25)
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders— Diluted earnings per share	$(3,601,197)	14,519,372	$(.25)

	For the Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income from continuing operations	$583,213
Less: preferred stock dividends	(91,500)
Income available to common stockholders— Basic earnings per share	491,713	14,359,162	$.03
Effect of dilutive securities:
Options and warrants	-	2,125,672
Convertible promissory note	37,050	1,900,000
Income available to common stockholders— Diluted earnings per share	$528,763	18,384,834	$.03

	For the Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(59,387)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders— Basic earnings per share	(150,887)	13,696,486	$(.01)
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders— Diluted earnings per share	$(150,887)	13,696,486	$(.01)

Options and warrants to purchase 8,426,113 common shares at exercise prices between $0.39 and $1.43 were outstanding at December 31, 2008, but were not included in the computation of earnings per share for the year ended December 31, 2008. The options and warrants were not included in the calculation because their exercise prices were greater than the average market price of the common shares during the period.

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

The Series A preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 2008, because their effect was anti-dilutive.

NOTE 16—COMPREHENSIVE INCOME (LOSS)

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

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders' equity:

For the Year Ended December 31, 2008
Net Loss	$(3,509,697)
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	-
Total Comprehensive Loss	$(3,509,697)

For the Year Ended December 31, 2007
Net Income	$583,213
Other Comprehensive Income (Loss), net of tax:
Unrealized gain on securities	10
Total Comprehensive Income	$583,223

For the Year Ended December 31, 2006
Net Loss	$(59,387)
Other Comprehensive Income (Loss), net of tax:
Unrealized loss on securities	(1)
Total Comprehensive Loss	$(59,388)

NOTE 17—RISKS AND UNCERTAINTIES

The Company has a concentration of credit risk for cash deposits at various financial institutions. These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The maximum loss that could have resulted from the risk was insignificant as of December 31, 2008.

NOTE 18—RELATED PARTY TRANSACTIONS

Mr. Jeffrey A. Cummer was elected a director of Integrity Mutual Funds, Inc. on June 1, 2006. Mr. Cummer is president and senior portfolio manager of SMH Capital Advisors, Inc. During 2006, 2007, and 2008, Integrity Mutual Funds, Inc. paid monthly sub-advisory fees to SMH Capital Advisors, Inc. for advisory services provided to some of the Funds. On March 4, 2008, SMH Capital Advisors was notified that the Board of Trustees of The Integrity Funds had approved the termination of the sub-advisory agreements between Integrity Money Management, Inc., and SMH Capital Advisors. Sub-advisory payments made to SMH Capital Advisors, Inc. totaled $246,248 in 2008, $699,230 in 2007 and $386,826 in 2006.

In May of 2006, Xponential, Inc. issued a tender offer to purchase up to 3,000,000 shares of Integrity Mutual Funds, Inc. common shares at a purchase price of $0.40 per share. At the close of the tender offer, Xponential, Inc. had obtained 1,323,642 shares, representing approximately 9.76% of the outstanding Integrity Mutual Funds, Inc. common shares. Mr. Cummer is Chief Executive Officer and Chairman of the Board of Xponential, Inc.

In October of 2006, Integrity Mutual Funds, Inc. issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement. The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company. The conversion price shall be equal to $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016. PawnMart, Inc. is a wholly owned subsidiary of Xponential, Inc. Mr. Cummer is Chairman of the Board and Executive Vice President of PawnMart, Inc. Interest payments made to PawnMart, Inc. relating to this note totaled $61,750 in 2008.

Mr. Steven D. Lysne was elected a director of Integrity Mutual Funds, Inc. on May 27, 2005. On February 11, 2008, Steven D. Lysne announced his resignation from the Board of Directors effective upon the Annual Meeting of Shareholders of the Company. Mr. Lysne is CEO and general manager of SRT Communications, Inc. Integrity Mutual Funds, Inc. pays SRT Communications, Inc. for telephone and internet services. Payments made to SRT Communications, Inc. totaled $79,563 in 2008, $65,817 in 2007, and $60,333 in 2006.

On January 24, 2007, the Company announced the retirement of Robert E. Walstad, the Company's founder, chief executive officer, and chairman of the board of directors, effective February 1, 2007. In connection with Mr. Walstad's retirement, the Company entered into a separation agreement with Mr. Walstad. Under the terms of the separation agreement, subject to Mr. Walstad meeting his obligations thereunder in all respects, Mr. Walstad is entitled to receive a cash payment in the amount of $274,500, options to purchase 60,000 common shares, and certain commission payments. The $274,500 separation payment was expensed in February of 2007. Mr. Walstad has not been involved with management or as a member of the board of directors of the Company since February 1, 2007. With respect to the Definitive Agreement between the Company and Corridor Investors, LLC, described in Note 19—Subsequent Events, below, Mr. Walstad is the Limited Liability Manager of Corridor Investors, LLC and executed the described agreement on behalf of Corridor Investors, LLC.

NOTE 19—SUBSEQUENT EVENTS

On March 6, 2009, Integrity Mutual Funds, Inc. (the Company) and its wholly owned subsidiaries Integrity Fund Services, Inc., Integrity Funds Distributor, Inc., Integrity Mutual Funds, Inc. of Nevada, and Integrity Money Management, Inc., together (Seller), entered into a Share Purchase Agreement and Change Of Advisor (the "Agreement") with Corridor Investors, LLC, a North Dakota Limited Liability Company ("Corridor") together with Viking Fund Management, LLC, a North Dakota LLC ("Viking"), together ("Buyer"), pursuant to which Buyer agrees to purchase from Seller, and Seller agrees to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies"); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement is to facilitate a change in advisor as well as to transfer together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. Integrity Money Management, Inc. ("Advisor") will not be transferred to Buyer but will assist in good faith in facilitating the approval of the Funds' Boards and shareholders of the Funds of new advisory agreement(s) between Viking and the Funds and new sub-advisory agreement(s) between Viking and any sub-adviser of the Funds, will enter into a non-compete agreement with the Buyer and will resign effective on the Closing Date or on such other date as agreed between the parties if the necessary Board and Fund shareholder approvals are obtained. Advisor will conduct no further business as an investment or mutual fund advisor. The agreements, contracts, benefits and day to day responsibilities for services by Integrity Fund Services, Inc. and Integrity Funds Distributor, Inc. to the Funds are to remain with Integrity Fund Services, Inc. and Integrity Funds Distributor, Inc. and therefore such contracts will transfer with Integrity Fund Services, Inc. and Integrity Funds Distributor, Inc. to the benefit of Buyer as a part of the Agreement. As the purchase price for the Companies and the business to be transferred to Buyer, Buyer shall pay in cash: (1) 60 basis points (BPS) of the aggregate net asset value of the outstanding shares of the Funds on the business day immediately preceding the Closing Date ("Closing Date Shares") (the "Initial Purchase Payment") at the time of the Closing anticipated to be approximately June 30, 2009 and (2) 10 BPS of the then aggregate net asset value of the Closing Date Shares which then remain outstanding 12 months post Closing Date, 24 months post Closing Date and 36 months post Closing Date. The closing of the Agreement is conditioned upon the applicable Funds' shareholders and each of the applicable Funds' Boards granting approval of the new advisory agreements with Viking, upon the acquisition of Viking by Corridor and upon the Boards and shareholders of ND Tax-Free Fund Inc. ("NDTAX") and Montana Tax-Free Fund, Inc. ("MTTAX") approving a reorganization whereby NDTAX and MTTAX will be combined into similar funds currently advised by Viking (the "Reorganization"). The Buyer will lease office space from the Company and services of certain employees of Buyer and Seller will be exchanged in a cooperative agreement. The Agreement further contains the requirement that standard representations and warranties be satisfied prior to closing.

The Closing is conditioned upon the shareholders and Boards of The Integrity Funds, Integrity Managed Portfolios and Integrity Fund of Funds, Inc. approving Viking as the new advisor to such Funds and the shareholders and Boards of NDTAX and MTTAX approving a Reorganization. Shareholders of the individual Funds will be solicited to approve the change of investment advisor from Advisor to Viking for The Integrity Funds, Integrity Managed Portfolios and Integrity Fund of Funds, Inc. by means of a proxy statement (the "Proxy Statement"), the Reorganization of the NDTAX and MTTAX, respectively, as by means of a Form N-14. Buyer and Seller shall jointly initiate the generation of the documentation for the Proxy Statements, Form N-14 and proxy solicitations to the shareholders of the Funds and cooperate with the Boards of Trustees or Directors of the Funds in order to accomplish the Funds' and SEC approval of the transactions described in the Agreement. Buyer and Seller will share equally the legal and proxy costs of the SEC filing together with any proxy solicitation costs necessary to obtaining the approval of the shareholders of the Funds to the change of investment advisor from Advisor to Viking. The Boards of the Funds shall set a record date for the Fund shareholder vote. Shareholders of The Integrity Funds, Integrity Managed Portfolios and Integrity Fund of Funds, Inc. must approve the change of investment advisor from Advisor to Viking with respect to their Funds in accordance with the respective Fund's Charter Documents and applicable law. The shareholders of NDTAX and MTTAX, respectively, must approve the Reorganization of NDTAX and MTTAX, respectively, including the transactions to be described in the Form N-14 for each merger in accordance with the respective Fund's Charter Documents and applicable law.

The Agreement was approved by the Company's Board of Directors on March 5, 2009, subject to the additional Fund approvals and other conditions of the Agreement. The consent of the shareholders of the Company is not required for the consummation of the Agreement. The extent of the assets and revenues to be transferred is not sufficient to trigger a requirement for shareholder consent under the laws of North Dakota, the Company's state of incorporation.

The Company's Broker Dealer business through its wholly owned subsidiary, Capital Financial Services, Inc. is not being sold or transferred. The Company will continue to operate through Capital Financial Services, Inc. in its present locations following the closing.

The amount of proceeds the Company will receive from the transaction is contingent upon future variables with respect to net assets of the Funds and is not determinable at the time of the Agreement. The transaction is subject to receipt of various regulatory approvals and customary closing conditions and is anticipated to close at the end of the second quarter.

As a result of the Agreement, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc. which constitute the mutual fund division of the Company will be reflected in the Company's future consolidated financial statements as a discontinued operation.

ADDITIONAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON ADDITIONAL INFORMATION

To the Stockholders and Directors
Integrity Mutual Funds, Inc. and Subsidiaries
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Integrity Mutual Funds, Inc. and Subsidiaries for the years ended December 31, 2008, 2007 and 2006, appears on page F-1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on page F-27, related to the 2008, 2007 and 2006 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, taken as a whole.

We also have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Integrity Mutual Funds, Inc. and Subsidiaries as of December 31, 2006, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended December 31, 2005 and 2004, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page F-27 relating to the 2006, 2005, and 2004 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 9, 2009

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

SELECTED FINANCIAL DATA

FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

	2008	2007	2006	2005	2004
Operating revenue	$32,549,226	$38,842,231	$27,020,574	$19,495,652	$17,056,726

Operating income (loss)	$(3,584,098)	$1,349,602	$298,310	$(149,229)	$(98,863)

Income tax benefit (expense)	$376,770	$(434,702)	$(11,091)	$118,750	$124,110

Basic earnings (loss) per share	$(.25)	$.03	$(.01)	$(.03)	$(.03)

Diluted earnings (loss) per share	$(.25)	$.03	$(.01)	$(.03)	$(.03)

Total assets	$12,532,431	$18,114,830	$15,466,130	$15,192,914	$13,907,987

Long-term obligations	$3,989,040	$4,853,277	$4,090,158	$4,138,745	$2,749,649

Shareholders' equity	$6,708,250	$10,213,625	$9,398,208	$9,403,721	$9,505,829

Dividends paid	$0	$0	$0	$0	$0

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Quarter Ended
	3-31-08	6-30-08	9-30-08	12-31-08
Revenues	$9,487,056	$9,260,788	$7,660,078	$6,141,304
Operating income (loss)	568,758	678,591	305,406	(5,136,853)
Other income (expense)	(82,824)	(82,074)	(69,255)	(68,216)
Income tax benefit (expense)	(201,647)	(259,997)	(107,001)	945,415
Net income (loss)	284,287	336,521	129,149	(4,259,654)

Per Share(1)
Operating income (loss)	.04	.04	.02	(.35)
Other income (expense)	(.01)	(.01)	(.00)	(.00)
Income tax benefit (expense)	(.01)	(.02)	(.01)	.07

	Quarter Ended
	3-31-07	6-30-07	9-30-07	12-31-07
Revenues	$8,306,379	$10,548,146	$10,356,600	$9,631,106
Operating income (loss)	(272,960)	588,728	561,116	472,718
Other income (expense)	(81,085)	(83,843)	(83,670)	(83,089)
Income tax benefit (expense)	122,474	(203,824)	(193,095)	(160,257)
Net income (loss)	(231,571)	301,061	284,351	229,372

Per Share, Basic
Operating income (loss)	(.02)	.04	.04	.03
Other income (expense)	(.00)	(.01)	(.01)	(.00)
Income tax benefit (expense)	.01	(.02)	(.01)	(.01)
Per Share, Diluted
Operating income (loss)	(.01)	.03	.03	.02
Other income (expense)	(.00)	(.01)	(.01)	(.00)
Income tax benefit (expense)	.01	(.01)	(.01)	(.01)

	Quarter Ended
	3-31-06	6-30-06	9-30-06	12-31-06
Revenues	$6,362,066	$6,454,436	$7,102,562	$7,101,510
Operating income (loss)	(64,362)	191,708	(80,831)	251,795
Other income (expense)	(83,799)	(81,702)	(94,377)	(86,728)
Income tax benefit (expense)	30,097	(23,140)	56,406	(74,454)
Net loss (loss)	(118,065)	86,867	(118,801)	90,612

Per Share(1)
Operating income (loss)	(.00)	.01	(.01)	.02
Other income (expense)	(.01)	(.00)	(.01)	(.01)
Income tax benefit (expense)	.00	(.00)	.00	(.00)

(1)For calculating per share amounts, basic and diluted common share are not materially different.

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.