Form 10-Q
period 2009-03-31
INTEGRITY MUTUAL FUNDS INC
filed 2009-05-11
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

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

As of April 30, 2009, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

INTEGRITY MUTUAL FUNDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2009	December 31 2008

CURRENT ASSETS
Cash and cash equivalents	$2,416,987	$2,840,108
Accounts receivable	1,404,273	1,559,173
Income taxes receivable	97,133	28,181
Prepaids	62,478	74,824

Total current assets	$3,980,871	$4,502,286

PROPERTY AND EQUIPMENT	$1,875,452	$2,302,375
Less accumulated depreciation	(601,467)	(998,871)

Net property and equipment	$1,273,985	$1,303,504

OTHER ASSETS
Goodwill	$5,517,231	$5,540,781
Deferred tax asset	970,935	985,145
Other assets (net of accumulated amortization	233,338	200,715
of $198,122 for 2009 and $194,355 for 2008)

Total other assets	$6,721,504	$6,726,641

TOTAL ASSETS	$11,976,360	$12,532,431

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited) March 31, 2009	December 31 2008
CURRENT LIABILITIES
Service fees payable	$56,242	$55,154
Accounts payable	113,210	315,344
Other current liabilities	1,332,385	1,464,643
Current portion of long-term debt	284,930	286,797

Total current liabilities	$1,786,767	$2,121,938

LONG-TERM LIABILITIES
Note payable	$327,881	$334,196
Subordinate corporate notes	2,000,000	2,000,000
Convertible promissory note	950,000	950,000
Other long-term liabilities	657,594	704,844
Less current portion of long-term debt	(284,930)	(286,797)

Total long-term liabilities	$3,650,545	$3,702,243

TOTAL LIABILITIES	$5,437,312	$5,824,181

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital – common stock	10,373,167	10,374,028
Receivable – unearned ESOP shares	(47,012)	(48,685)
Accumulated deficit	(5,313,553)	(5,143,539)

TOTAL STOCKHOLDERS' EQUITY	$6,539,048	$6,708,250

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,976,360	$12,532,431

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,

	2009	2008
OPERATING REVENUES
Fee income	$886,865	$1,801,669
Commissions	4,095,269	7,481,016
Other income	131,875	204,371

Total revenue	$5,114,009	$9,487,056

OPERATING EXPENSES
Compensation and benefits	$665,350	$812,801
Commission expense	3,921,433	7,154,994
Sub-advisory expenses	50,130	169,879
General and administrative expenses	490,328	660,473
Sales commissions amortized	-	91,456
Depreciation and amortization	29,064	28,695

Total operating expenses	$5,156,305	$8,918,298

OPERATING INCOME (LOSS)	$(42,296)	$568,758

OTHER EXPENSES
Interest expense	$(67,688)	$(82,824)

Net other expenses	$(67,688)	$(82,824)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$(109,984)	$485,934

INCOME TAX EXPENSE	(37,157)	(201,647)

NET INCOME (LOSS)	$(147,141)	$284,287

NET INCOME (LOSS) PER SHARE:
Basic	$(.01)	$.02
Diluted	$(.01)	$.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,528,087	14,514,143
Diluted	14,528,087	20,819,020

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(147,141)	$284,287
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	29,064	28,695
Sales commissions amortized/charged off	-	91,457
Loss on sale of assets	8,044	-
(Increase) decrease in:
Accounts receivable	154,900	(93,485)
Income taxes receivable	(68,952)	-
Prepaids	12,346	3,722
Deferred tax asset	14,210	29,576
Deferred sales commissions capitalized, net of CDSC collected	-	(12,752)
Other assets	(36,390)	(586)
Increase (decrease) in:
Service fees payable	1,088	(8,017)
Accounts payable	(202,134)	(144,477)
Income taxes payable	-	65,047
Other liabilities	(132,258)	42,642
Net cash provided (used) by operating activities	$(367,223)	$286,109

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(3,821)	$(29,793)
Net cash provided (used) by investing activities	$(3,821)	$(29,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$(860)	$499
Reduction of short-term borrowing	-	(15,000)
Reduction of notes payable	(6,315)	(5,885)
Reduction of long-term liability	(23,700)	(34,143)
Repayments from ESOP	1,673	1,674
Preferred dividends paid	(22,875)	(22,875)
Net cash provided (used) by financing activities	$(52,077)	$(75,730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(423,121)	$180,586

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$2,840,108	3,143,250

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,416,987	$3,323,836

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in goodwill	$(23,550)	$(10,290)
Increase (decrease) in other long-term liabilities	(23,550)	(10,290)
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTEGRITY MUTUAL FUNDS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Integrity Mutual Funds, Inc., a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008, of Integrity Mutual Funds, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2008, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of operating results for the entire year.

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

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible assets at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. The adoption of SFAS No. 141R has not had a significant effect on the Company's consolidated financial statements.

In December of 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51." SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 has not had a significant effect on the Company's consolidated financial statements.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the Company's net income.

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

The Company has state operating loss carryforwards that will expire over the next six to twenty years if unused. Deferred tax assets are a result of these timing differences.

NOTE 5 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund. The two funds had combined assets of approximately $57 million at the time of acquisition. The purchase agreement called for total consideration of approximately 656,000 common shares of the Company. The Company provided IPS Advisory with 250,000 common shares upon closing. The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows: 203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date. The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share. The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date. The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule: 150,000 options on the Company's common shares if assets of the Fund reach $100 million and 150,000 options on the Company's common shares if the assets of the Fund reach $200 million. The options will have a strike price of $.65 per share and mature 10 years from the closing date. The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary. In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. The liability relating to this acquisition is valued at $107,064 as of March 31, 2009 and has been recorded by the Company as goodwill.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of March 31, 2009, the Company had made eight quarterly installment payments totaling $214,121. The liability relating to this acquisition is valued at approximately $550,530 as of March 31, 2009, and has also been recorded by the Company as goodwill. As of March 31, 2009, the total goodwill recorded relating to this acquisition was $1,038,479.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2009, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total
Balance as of January 1, 2009	$2,000,000	$3,540,781	$5,540,781
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 5)	-	(23,550)	(23,550)
Impairment losses	-	-	-
Balance as of March 31, 2009	$2,000,000	$3,517,231	5,517,231

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

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS No. 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB25"). Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2009 and 2008, were as follows:

	2009	2008
Compensation costs	$-	$-
Less: deferred tax benefit	-	-
Compensation costs, net of taxes	$-	$-

Option activity for the twelve months ended December 31, 2008 and the three months ended March 31, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2008	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2008	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on March 31, 2009	5,888,113	$.54	$.28	$-

Exercisable options at December 31, 2008 and March 31, 2009 were 5,888,113 and 5,888,113, respectively.

NOTE 8 - DEBT

Long-term debt at March 31, 2009 and December 31, 2008 was as follows:

Rate		Current Portion	2009	2008

First Western Bank	7.25%	26,383	327,881	334,196
Subordinate corporate notes	9.25%	-	2,000,000	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		258,547	657,594	704,844

Totals		$284,930	$3,935,475	$3,989,040

Summaries of the terms of the long-term debt agreements follow:

First Western Bank - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt. The debt was refinanced in October of 2005 and currently carries an interest rate of 7.25%, with monthly payments of $4,105. On October 1, 2010, the remaining balance will be due in full.

Subordinate Corporate Notes - In May of 2005, the Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only. The subordinate corporate notes do not represent ownership in the Company. As of March 31, 2009, $2,000,000 in subordinate corporate notes were outstanding. The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011. The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

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

Future Payments on Acquisitions - see Note 5 - Business Acquisitions

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$(147,141)			$284,287
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income (Loss) Available to Common Shareholders – Basic Earnings per Share	$(170,016)	14,528,087	$(.01)	$261,412	14,514,143	$.02
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		9,263	1,900,000
Preferred Stock Dividends	-	-		22,875	3,050,000
Stock Options and Warrants	-	-		-	1,354,877
Income (Loss) Available to Common Shareholders – Diluted Earnings per Share	$(170,016)	14,528,087	$(.01)	$293,550	20,819,020	$.01

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at March 31, 2009, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2009. The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares during those periods.

The Company had outstanding, at March 31, 2009, 3,050,000 Series A preferred shares. The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly. The preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after September 30, 2009.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2009, because their effect was anti-dilutive.

Additionally, the Company had outstanding at March 31, 2009, a $950,000 convertible promissory note. The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The convertible promissory note was not included in the computation of diluted earnings per share for the quarter ended March 31, 2009 because the conversion price was greater than the average market price of the common shares during those periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Integrity Mutual Funds, Inc., derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities in Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary. Integrity Mutual Funds, Inc. also derives revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc. Integrity Managed Portfolios currently consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund. The Integrity Funds currently consists of one open-end investment company containing three separate series, including the Williston Basin/Mid-North America Stock Fund, Integrity High Income Fund, and Integrity Growth & Income Fund.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

March 31, 2009

Revenues from external customers	$757,128	$4,356,881	$5,114,009
Inter-segment revenues	-	4,124	4,124
Interest expense	67,688	-	67,688
Depreciation and amortization	22,966	6,098	29,064
Income (loss) before income tax benefit (expense)	(99,173)	(10,811)	(109,984)
Income tax benefit (expense)	(41,357)	4,200	(37,157)
Net income (loss)	(140,530)	(6,611)	(147,141)
Segment assets	8,742,329	3,312,423	12,054,752
Expenditure for segment assets	2,417	1,404	3,821

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

March 31, 2008

Revenues from external customers	$1,393,897	$8,093,158	$9,487,055
Inter-segment revenues	(8,672)	16,438	7,766
Interest expense	82,824	-	82,824
Sales commissions amortized	91,456	-	91,456
Depreciation and amortization	24,745	3,950	28,695
Income (loss) before income tax benefit (expense)	52,916	433,018	485,934
Income tax benefit (expense)	(31,947)	(169,700)	(201,647)
Net income (loss)	20,969	263,318	284,287
Segment assets	14,142,944	4,203,740	18,346,684
Expenditure for segment assets	14,652	15,141	29,793

Reconciliation of Segment Information

		For the Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Total revenues for reportable segments	$5,118,133	$9,494,821
Elimination of inter-company revenues	(4,124)	(7,766)
Consolidated total revenues	$5,114,009	$9,487,055

Profit:
Total reportable segment income (loss)	$(147,141)	$284,287

Assets:
Total assets for reportable segments	$12,054,752	$18,346,684
Elimination of inter-company receivables	(78,392)	(78,392)
Consolidated assets	$11,976,360	$18,268,292

A substantial portion of the Company's revenues depends upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT

By Investment Objective
As of March 31,
	2009	2008	% Change

FIXED INCOME
Tax-Free Funds	$173,565,378	$187,802,827	(7.6%)
Taxable Funds (Corporate/Government)	33,534,998	119,862,794	(72.0%)

TOTAL FIXED INCOME FUNDS	$207,100,376	$307,665,621	(32.7%)

EQUITY
Equity Funds	$25,237,496	$39,725,748	(36.5%)
Fund of Funds	5,953,859	11,755,077	(49.4%)

TOTAL EQUITY FUNDS	$31,191,355	$51,480,825	(39.4%)

TOTAL ASSETS UNDER MANAGEMENT	$238,291,731	$359,146,446	(33.7%)

Average for the Three Month Periods	$239,335,568	$367,592,049	(34.9%)

Assets under the Company's management were $238,291,731 at March 31, 2009, a decrease of 0.6% from $239,800,815 at December 31, 2008, and a decrease of 33.7% from $359,146,446 at March 31, 2008.

RESULTS OF OPERATIONS

	Three Months Ended March 31,

	2009	2008
Net income (loss)	$(147,141)	284,287
Income per share:
Basic	$(.01)	$.02
Diluted	$(.01)	$.01

The Company reported a net loss for the quarter ended March 31, 2009, of $147,141, compared to net income of $284,287 for the same quarter in 2008.

Operating revenues

Total operating revenues for the quarter ended March 31, 2009 were $5,114,009, a decrease of 46% from $9,487,056 for the quarter ended March 31, 2008. The decrease resulted from decreased commission and fee income relating to CFS, the Company's broker-dealer division, as well as a reduction in fee income received by the mutual fund division.

Fee Income

Fee income for the quarter ended March 31, 2009 was $886,865, a decrease of 51% from $1,801,669 for the quarter ended March 31, 2008. The decrease was due primarily to a reduction in fee income received by the mutual fund division due to lower net asset levels in the Funds. If net asset levels in the Funds continue to decline, fee income will also decline.

The Company receives fees for providing investment advisory services to the Funds. In some cases, a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds. These fees constituted 3% of the Company's consolidated revenues for the three months ended March 31, 2009.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 5% of the Company's consolidated revenues for the three months ended March 31, 2009.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services. These fees constituted 7% of the Company's consolidated revenues for the three months ended March 31, 2009.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares. A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds. These fees constituted 3% of the Company's consolidated revenues for the three months ended March 31, 2009.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense. Commission income for the quarter ended March 31, 2009 was $4,095,269, a decrease of 45% from $7,481,016 for the quarter ended March 31, 2008. The decrease was due primarily to a decrease in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 80% of the Company's consolidated revenues for the three months ended March 31, 2009.

Other income

Other income for the quarter ended March 31, 2009 was $131,875, a decrease of 35% from $204,371 for the quarter ended March 31, 2008. The decreases were due primarily to a decrease in due diligence and marketing allowances received by CFS. Other income constituted 2% of the Company's consolidated revenues for the three months ended March 31, 2009.

Operating expenses

Total operating expenses for the quarter ended March 31, 2009 were $5,156,305, a decrease of 42% from $8,918,298 for the quarter ended March 31, 2008. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended March 31, 2009 was $665,350, a decrease of 18% from $812,801 for the quarter ended March 31, 2008. The decrease resulted primarily from a reduction in incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, as well as a reduction in the number of employees over the past twelve months.

Commission expense

Commission expense for the quarter ended March 31, 2009 was $3,921,433 a decrease of 45% from $7,154,994 for the quarter ended March 31, 2008. The decrease in commission expense corresponds with the decreases in commission and fee income.

Sub-advisory expense

Total sub-advisory expenses for the quarter ended March 31, 2009 were $50,130, a decrease of 70% from $169,879 for the quarter ended March 31, 2008. The decrease was due to lower levels of sub-advisory fees paid, due to lower asset levels in certain Funds. Sub-advisory fees are paid to outside investment advisors for advisory services provided to some of the Funds.

General and administrative expense

Total general and administrative expenses for the quarter ended March 31, 2009 were $490,328, a decrease of 26% from $660,473 for the quarter ended March 31, 2008. The decrease was due primarily to decreased 12-b-1 fees paid to other broker-dealers for selling the Funds, and decreased legal costs.

Sales commissions amortized

Sales commissions paid to broker-dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares) are capitalized and amortized on a straight-line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred. The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue. Sales commissions amortized during the quarter ended March 31, 2009 were $0, a decrease of 100% from $91,456 for the quarter ended March 31, 2008. The decrease was due primarily to decreased sales activity in the Funds.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended March 31, 2009 was $29,064, an increase of 1% from $28,695 for the quarter ended March 31, 2008.

Liquidity and capital resources

Net cash used by operating activities was $367,223 for the three months ended March 31, 2009, as compared to net cash provided by operating activities of $286,109 during the three months ended March 31, 2008.

Net cash used by investing activities was $3,821 for the three months ended March 31, 2009, compared to net cash used by investing activities of $29,793 for the three months ended March 31, 2008. During the three months ended March 31, 2009, the primary use of cash for investing activities was the purchase of additional computer equipment and office furniture.

Net cash used by financing activities was $52,077 for the three months ended March 31, 2009, compared to net cash used by financing activities of $75,730 for the three months ended March 31, 2008. During the three months ended March 31, 2009, the Company paid out $22,875 in preferred stock dividends, made a $23,700 payment relating to the United Heritage acquisition (see Note 5 - Business Acquisitions) and repaid $6,315 of bank debt.

At March 31, 2009, the Company held $2,416,987 in cash and cash equivalents, as compared to $2,840,108 at December 31, 2008. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

The Company derives substantially all of its revenues from two sources: commission revenue earned in connection with sales of shares of mutual funds, insurance products, and various other securities; and fees relating to the management of, and provision of services to, the Funds. The fees earned by the Company are generally calculated as a percentage of assets under management. If the Company's assets under management decline, or do not grow in accordance with the Company's plans, fee revenues and earnings will be materially adversely affected. Assets under management may decline because redemptions of Fund shares exceed sales of Fund shares, or because of a decline in the market value of securities held by the Funds, or a combination of both.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2009, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2009	-	-	-	$597,754
February 2009	-	-	-	$597,754
March 2009	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

10.1	Employment Agreement – Bradley Wells*
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

* Indicates Management Contract or Compensatory Plan.

INTEGRITY MUTUAL FUNDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRITY MUTUAL FUNDS, INC.

Date:	May 11, 2009	By /s/ Bradley P. Wells

Bradley P. Wells
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 11, 2009	By /s/ Heather Ackerman

Heather Ackerman
Chief Financial Officer
(Principal Financial Officer)