Form 10-Q
period 2009-06-30
Capital Financial Holdings, Inc
filed 2009-08-13
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-25958

CAPITAL FINANCIAL HOLDINGS, INC.
(Formerly known as INTEGRITY MUTUAL FUNDS, INC.)
(Exact name of registrant as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1 Main Street North
Minot, North Dakota 58703
(Address of principal executive offices) (Zip code)

(701) 852-5292
(Registrant's telephone number, including area code)

(INTEGRITY MUTUAL FUNDS, INC.)

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

As of July 31, 2009, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC. (Formerly known as INTEGRITY MUTUAL FUNDS, INC.)

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Operations -
	Six Months Ended June 30, 2009 and 2008	6

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2009 and 2008	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	SIGNATURES	20

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC. (Formerly known as INTEGRITY MUTUAL FUNDS, INC.), AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$2,477,300	$2,840,108
Accounts receivable	1,409,245	1,559,173
Income taxes receivable	75,674	28,181
Prepaids	40,689	74,824

Total current assets	$4,002,908	$4,502,286

PROPERTY AND EQUIPMENT	$1,877,026	$2,302,375
Less accumulated depreciation	(624,657)	(998,871)

Net property and equipment	$1,252,369	$1,303,504

OTHER ASSETS
Goodwill	$5,490,532	$5,540,781
Deferred tax asset	935,840	985,145
Other assets (net of accumulated amortization	236,702	200,715
of $201,888 for 2009 and $194,355 for 2008)

Total other assets	$6,663,074	$6,726,641

TOTAL ASSETS	$11,918,351	$12,532,431

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2009	2008

CURRENT LIABILITIES
Service fees payable	$62,498	$55,154
Accounts payable	183,276	315,344
Other current liabilities	1,266,366	1,464,643
Current portion of long-term debt	275,063	286,797

Total current liabilities	$1,787,203	$2,121,938

LONG-TERM LIABILITIES
Note payable	$321,456	$334,196
Subordinate corporate notes	1,800,000	2,000,000
Convertible promissory note	950,000	950,000
Other long-term liabilities	552,347	704,844
Less current portion of long-term debt	(275,063)	(286,797)

Total long-term liabilities	$3,348,740	$3,702,243

TOTAL LIABILITIES	$5,135,943	$5,824,181

STOCKHOLDERS' EQUITY
Series A preferred stock—5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital—series A preferred stock	1,524,695	1,524,695
Common stock—1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital—common stock	10,429,231	10,374,028
Receivable—unearned ESOP shares	(45,339)	(48,685)
Accumulated deficit	(5,127,930)	(5,143,539)

TOTAL STOCKHOLDERS' EQUITY	$6,782,408	$6,708,250

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,918,351	$12,532,431

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. (Formerly known as INTEGRITY MUTUAL FUNDS, INC.), AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,

	2009	2008
OPERATING REVENUES
Fee income	$915,343	$1,496,241
Commissions	4,207,530	7,419,555
Other income	266,814	344,992

Total revenue	$5,389,687	$9,260,788

OPERATING EXPENSES
Compensation and benefits	$661,950	$867,412
Commission expense	3,821,499	7,038,807
Sub-advisory expenses	53,505	128,689
General and administrative expenses	459,035	470,545
Sales commissions amortized	-	47,808
Depreciation and amortization	26,957	28,935

Total operating expenses	$5,022,946	$8,582,196

OPERATING INCOME (LOSS)	$366,741	$678,592

OTHER EXPENSES
Interest expense	$(66,035)	$(82,074)

Net other expenses	$(66,035)	$(82,074)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$300,705	$596,518

INCOME TAX EXPENSE	(92,206)	(259,997)

NET INCOME (LOSS)	$208,499	$336,521

NET INCOME (LOSS) PER SHARE:
Basic	$.01	$.02
Diluted	$.01	$.02

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,531,573	14,517,629
Diluted	14,531,573	17,567,629

CAPITAL FINANCIAL HOLDINGS, INC. (Formerly known as INTEGRITY MUTUAL FUNDS, INC.), AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,

	2009	2008
OPERATING REVENUES
Fee income	$1,802,207	$3,297,910
Commissions	8,302,799	14,900,570
Other income	398,689	549,363

Total revenue	$10,503,695	$18,747,843

OPERATING EXPENSES
Compensation and benefits	$1,327,300	$1,680,213
Commission expense	7,742,932	14,193,801
Sub-advisory expenses	103,635	298,568
General and administrative expenses	949,362	1,131,018
Sales commissions amortized	-	139,264
Depreciation and amortization	56,021	57,630

Total operating expenses	$10,179,250	$17,500,494

OPERATING INCOME (LOSS)	$324,445	$1,247,349

OTHER EXPENSES
Interest expense	$(133,723)	$(164,897)

Net other expenses	$(133,723)	$(164,897)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$190,722	$1,082,452

INCOME TAX EXPENSE	(129,364)	(461,644)

NET INCOME (LOSS)	$61,358	$620,808

NET INCOME (LOSS) PER SHARE:
Basic	$.00	$.04
Diluted	$.00	$.03

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,529,830	14,515,886
Diluted	17,579,830	17,985,947

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. (Formerly known as INTEGRITY MUTUAL FUNDS, INC.), AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$61,358	$620,808
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	56,021	57,630
Sales commissions amortized/charged off	-	139,264
Loss on sale of assets	8,043	-
(Increase) decrease in:
Accounts receivable	149,928	50,463
Income taxes receivable	(47,493)	-
Prepaids	34,135	15,940
Deferred tax asset	49,305	60,235
Deferred sales commissions capitalized, net of CDSC collected	-	8,986
Other assets	(43,520)	(587)
Increase (decrease) in:
Service fees payable	7,344	(29,896)
Accounts payable	(132,068)	(100,304)
Income taxes payable	-	66,607
Other liabilities	(198,277)	15,505
Net cash provided (used) by operating activities	$(55,224)	$904,651

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(5,396)	$(57,416)
Net cash provided (used) by investing activities	$(5,396)	$(57,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$(1,894)	$256
Reduction of short-term borrowing	-	(25,000)
Reduction of notes payable	(12,740)	(11,884)
Reduction of long-term liability	(45,150)	(67,443)
Reduction of subordinated corporate notes	(200,000)	-
Reduction of subordinate commercial notes	-	(561,000)
Repayments from ESOP	3,346	3,347
Preferred dividends paid	$(45,750)	$(45,750)
Net cash provided (used) by financing activities	(302,188)	(707,474)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(362,808)	139,761

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$2,840,108	3,143,250

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,477,300	$3,283,011

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in goodwill	$(50,250)	$(21,421)
Increase (decrease) in other long-term liabilities	(107,347)	(111,421)
Increase (decrease) in common stock	57,097	90,000
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. (Formerly known as INTEGRITY MUTUAL FUNDS, INC.), AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009 and 2008

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc. (Formerly known as Integrity Mutual Funds, Inc.), a North Dakota corporation, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008, of Integrity Mutual Funds, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2008, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2009, are not necessarily indicative of operating results for the entire year.

NOTE 2—RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3—RECLASSIFICATION

Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the Company's net income or loss.

NOTE 4—INCOME TAXES

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

The Company has adopted FASB Statement No. 123R, "Share-Based Payment" (See Note 7—Stock Warrants, Stock Splits, and Stock Options.) As a result, the Company expenses stock-based employee compensation for book purposes on the grant date, but does not expense them for tax purposes until such options are exercised. Deferred tax assets are a result of these timing differences.

The Company has stated operating loss carryforwards that will expire over the next six to twenty years if unused. Deferred tax assets are a result of these timing differences.

NOTE 5—BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund. The two funds had combined assets of approximately $57 million at the time of acquisition. The purchase agreement called for total consideration of approximately 656,000 common shares of the Company. The Company provided IPS Advisory with 250,000 common shares upon closing. The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows: 203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date. The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share. The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date. The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule: 150,000 options on the Company's common shares if assets of the Fund reach $100 million and 150,000 options on the Company's common shares if the assets of the Fund reach $200 million. The options will have a strike price of $.65 per share and mature 10 years from the closing date. The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary. In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. The liability relating to this acquisition is valued at $49,967 as of June 30, 2009 and has been recorded by the Company as goodwill.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of June 30, 2009, the Company had made nine quarterly installment payments totaling $235,571. The liability relating to this acquisition is valued at approximately $502,380 as of June 30, 2009, and has also been recorded by the Company as goodwill. As of June 30, 2009, the total goodwill recorded relating to this acquisition was $1,011,779.

NOTE 6—GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2009, are as follows:

	Mutual Fund Services	Broker-Dealer Services	Total

Balance as of January 1, 2009	$2,000,000	$3,540,782	$5,540,782
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 5)	-	(50,250)	(50,250)
Impairment losses	-	-	-
Balance as of June 30, 2009	$2,000,000	$3,490,532	5,490,532

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

NOTE 7—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS No. 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB25"). Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2009 and 2008, were as follows:

	2009	2008
Compensation costs	$-	$-
Less: deferred tax benefit	-	-
Compensation costs, net of taxes	$-	$-

Option activity for the twelve months ended December 31, 2008 and the six months ended June 30, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2008	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2008	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on June 30, 2009	5,888,113	$.54	$.28	$-

Exercisable options at December 31, 2008 and June 30, 2009 were 5,888,113 and 5,888,113, respectively.

NOTE 8—DEBT

Long-term debt at June 30, 2009 and December 31, 2008 was as follows:

Rate		Current Portion	2009	2008

First Western Bank	7.25%	26,796	321,456	334,196
Subordinate corporate notes	9.25%	-	1,800,000	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		248,267	552,347	704,844

Totals		$275,063	$3,623,803	$3,989,040

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

Subordinate Corporate Notes—In May of 2005, the Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only. The subordinate corporate notes do not represent ownership in the Company. As of June 30, 2009, $1,800,000 in subordinate corporate notes were outstanding. The subordinate corporate notes carry an interest rate of 9.25% per annum, payable annually, and mature January 1, 2011. The Company can call the subordinate corporate notes at par anytime after December 1, 2007.

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

NOTE 9—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$208,499			$336,521
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income (Loss) Available to Common Shareholders—Basic Earnings per Share	$185,624	14,531,573	$.01	$313,646	14,517,629	$.02
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	-	-		22,875	3,050,000
Stock Options and Warrants	-	-		-	-
Income (Loss) Available to Common Shareholders—Diluted Earnings per Share	$185,624	14,531,573	$.01	$336,521	17,567,629	$.02

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income	$61,358			$620,808
Less: Preferred Stock Dividends	(45,750)			(45,750)
Income Available to Common Shareholders—Basic Earnings per Share	$15,608	14,529,830	$.00	$575,058	14,515,886	$.04
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	45,750	3,050,000		45,750	3,050,000
Stock Options and Warrants	-	-		-	420,061
Income Available to Common Shareholders—Diluted Earnings per Share	$61,358	17,579,830	$.00	$620,808	17,985,947	$.03

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at June 30, 2009, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2009. The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares during those periods.

The Company had outstanding, at June 30, 2009, 3,050,000 Series A preferred shares. The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly. The preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after September 30, 2009.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended June 30, 2009 because their effect was anti-dilutive.

Additionally, the Company had outstanding at June 30, 2009, a $950,000 convertible promissory note. The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The convertible promissory note was not included in the computation of diluted earnings per share for the quarter ended June 30, 2009 because the conversion price was greater than the average market price of the common shares during those periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. (Formerly known as Integrity Mutual Funds, Inc.), derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities in Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary. Capital Financial Holdings, Inc. (Formerly known as Integrity Mutual Funds, Inc.) also derives revenues and net income from providing investment management, distribution, shareholder services, fund accounting, and other related administrative services to the open-end investment companies known as "Integrity Mutual Funds," "Integrity Managed Portfolios," and "The Integrity Funds," hereinafter collectively referred to as "the Funds." Integrity Mutual Funds currently consists of three open-end investment companies, including ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc., and Integrity Fund of Funds, Inc. Integrity Managed Portfolios currently consists of one open-end investment company containing six separate series, including the Kansas Municipal Fund, Kansas Insured Intermediate Fund, Nebraska Municipal Fund, Oklahoma Municipal Fund, Maine Municipal Fund, and New Hampshire Municipal Fund. The Integrity Funds currently consists of one open-end investment company containing three separate series, including the Williston Basin/Mid-North America Stock Fund, Integrity High Income Fund, and Integrity Growth & Income Fund.

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

Segment Information

	Mutual Fund	Broker-Dealer
As of, and for the three months ended:	Services	Services	Total

June 30, 2009

Revenues from external customers	$1,016,450	$4,373,236	$5,389,686
Inter-segment revenues	-	15,453	15,453
Interest expense	66,035	-	66,035
Depreciation and amortization	20,807	6,150	26,957
Income (loss) before income tax benefit (expense)	124,882	175,824	300,706
Income tax benefit (expense)	(23,306)	(68,900)	(92,206)
Net income (loss)	101,575	106,924	208,499
Segment assets	8,670,197	3,326,546	11,996,743
Expenditure for segment assets	0	1,575	1,575

June 30, 2008

Revenues from external customers	$1,131,181	$7,784,615	$8,915,796
Inter-segment revenues	-	5,406	5,406
Interest expense	82,074	-	82,074
Sales commissions amortized	47,808	-	47,808
Depreciation and amortization	24,476	4,459	28,935
Income (loss) before income tax benefit (expense)	(59,298)	655,816	596,518
Income tax benefit (expense)	2,837	257,160	259,997
Net income (loss)	(62,135)	398,656	336,521
Segment assets	13,622,043	4,415,004	18,037,047
Expenditure for segment assets	42,763	20,839	57,415

	Mutual Fund	Broker-Dealer
As of, and for the six months ended:	Services	Services	Total

June 30, 2009

Revenues from external customers	$1,773,578	$8,730,118	$10,503,695
Inter-segment revenues	-	19,576	19,576
Interest expense	133,723	-	133,723
Depreciation and amortization	43,773	12,248	56,021
Income (loss) before income tax benefit (expense)	25,709	165,013	190,722
Income tax benefit (expense)	(64,664)	(64,700)	(129,364)
Net income (loss)	(38,954)	100,313	61,358
Segment assets	8,670,197	3,326,546	11,996,743
Expenditure for segment assets	2,418	2,978	5,396

	Mutual Fund	Broker-Dealer
As of, and for the six months ended:	Services	Services	Total

June 30, 2008

Revenues from external customers	$2,499,131	$15,699,349	$18,198,480
Inter-segment revenues	(8,672)	21,844	13,172
Interest expense	164,897	-	164,897
Sales commissions amortized	139,264	-	139,264
Depreciation and amortization	49,221	8,409	57,630
Income (loss) before income tax benefit (expense)	(6,381)	1,088,833	1,082,452
Income tax benefit (expense)	34,784	426,860	461,644
Net income (loss)	(41,165)	661,973	620,808
Segment assets	13,622,043	4,415,004	18,037,047
Expenditure for segment assets	36,577	20,839	57,416

Reconciliation of Segment Information

		For the Three Months Ended
	June 30, 2009	June 30, 2008
Revenues:
Total revenues for reportable segments	$5,405,140	$9,266,194
Elimination of inter-company revenues	(15,453)	(5,406)
Consolidated total revenues	$5,389,687	$9,260,788

Profit:
Total reportable segment income (loss)	$208,499	$336,521

Assets:
Total assets for reportable segments	$11,996,743	$18,037,047
Elimination of inter-company receivables	(78,392)	(78,392)
Consolidated assets	$11,918,351	$17,958,655

		For the Six Months Ended
	June 30, 2009	June 30, 2008
Revenues:
Total revenues for reportable segments	$10,523,271	$18,761,015
Elimination of inter-company revenues	(19,576)	(13,172)
Consolidated total revenues	$10,503,695	$18,747,843

Profit:
Total reportable segment income (loss)	$61,358	$620,808

Assets:
Total assets for reportable segments	$11,996,743	$18,037,047
Elimination of inter-company receivables	(78,392)	(78,392)
Consolidated assets	$11,918,351	$17,958,655

A substantial portion of the Company's revenues depends upon the amount of assets under its management. Assets under management can be affected by the addition of new funds to the group, the acquisition of another investment management company, purchases and redemptions of mutual fund shares, and investment performance, which may depend on general market conditions.

ASSETS UNDER MANAGEMENT

By Investment Objective
As of June 30,
	2009	2008	% Change

FIXED INCOME
Tax-Free Funds	$174,772,598	$183,295,109	(4.6%)
Taxable Funds (Corporate/Government)	41,153,879	79,156,595	(48.0%)

TOTAL FIXED INCOME FUNDS	$215,926,477	$262,451,704	(17.7%)

EQUITY
Equity Funds	$27,696,700	$39,807,018	(30.4%)
Fund of Funds	7,075,080	11,241,757	(37.1%)

TOTAL EQUITY FUNDS	$34,771,780	$51,048,775	(31.9%)

TOTAL ASSETS UNDER MANAGEMENT	$250,698,257	$313,500,479	(20.0%)

Average for the Six Month Periods	$245,560,456	$350,440,348	(29.9%)

Assets under the Company's management were $250,698,257 at June 30, 2009, an increase of 4.5% from $239,800,815 at December 31, 2008, and a decrease of 20% from $313,500,479 at June 30, 2008.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
Net income	$208,499	$336,521	$61,358	$620,808
Income per share:
Basic	$.00	$.02	$.00	$.04
Diluted	$.01	$.02	$.01	$.03

The Company reported net income for the quarter ended June 30, 2009, of $208,499, compared to net income of $336,521 for the same quarter in 2008. The Company reported net income for the six months ended June 30, 2009 of $61,358, compared to net income of $620,808 for the same period in 2008.

Operating revenues

Total operating revenues for the quarter ended June 30, 2009 were $5,389,687, a decrease of 42% from $9,260,788 for the quarter ended June 30, 2008. The decrease resulted from decreased commission and fee income relating to CFS, the Company's broker-dealer division, as well as a reduction in fee income received by the mutual fund division.

Fee Income

Fee income for the quarter ended June 30, 2009 was $915,343, a decrease of 39% from $1,496,241 for the quarter ended June 30, 2008. The decrease was due primarily to a reduction in fee income received by the mutual fund division due to lower net asset levels in the Funds. If net asset levels in the Funds continue to decline, fee income will also decline.

The Company receives fees for providing investment advisory services to the Funds. In some cases, a portion of the investment advisory fees received by the Company are paid to outside investment advisors for advisory services provided to the Funds. These fees constituted 3% of the Company's consolidated revenues for the six months ended June 30, 2009.

The Company also earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 5% of the Company's consolidated revenues for the six months ended June 30, 2009.

The Company receives fees from the Funds for providing transfer agency, fund accounting, and other administrative services. These fees constituted 7% of the Company's consolidated revenues for the six months ended June 30, 2009.

The Company earns Rule 12b-1 fees in connection with the distribution of Fund shares. A portion of these fees are paid out to other broker-dealers, with the remaining amount retained by the Company to pay for expenses related to the distribution of the Funds. These fees constituted 4% of the Company's consolidated revenues for the six months ended June 30, 2009.

Commission Income

Commission income includes CFS commissions and 12b-1 fees associated with the sale of mutual funds, insurance products, and various other securities. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income also includes underwriting fees associated with sales of Fund shares subject to front-end sales loads ("FESLs"), and the dealer commission associated with sales of Fund shares subject to FESLs, which is paid out to other broker-dealers as commission expense. Commission income for the quarter ended June 30, 2009 was $4,207,530, a decrease of 43% from $7,419,555 for the quarter ended June 30, 2008. The decrease was due primarily to a decrease in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 78% of the Company's consolidated revenues for the six months ended June 30, 2009.

Other income

Other income for the quarter ended June 30, 2009 was $266,814, a decrease of 23% from $344,992 for the quarter ended June 30, 2008. The decreases were due primarily to a decrease in due diligence and marketing allowances received by CFS. Other income constituted 5% of the Company's consolidated revenues for the six months ended June 30, 2009.

Operating expenses

Total operating expenses for the quarter ended June 30, 2009 were $5,022,946, a decrease of 41% from $8,582,196 for the quarter ended June 30, 2008. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended June 30, 2009 was $661,950, a decrease of 24% from $867,412 for the quarter ended June 30, 2008. The decrease resulted primarily from a reduction in incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, as well as a reduction in the number of employees over the past twelve months.

Commission expense

Commission expense for the quarter ended June 30, 2009 was $3,821,499 a decrease of 46% from $7,038,807 for the quarter ended June 30, 2008. The decrease in commission expense corresponds with the decreases in commission and fee income.

Sub-advisory expense

Total sub-advisory expenses for the quarter ended June 30, 2009 were $53,505, a decrease of 58% from $128,689 for the quarter ended June 30, 2008. The decrease was due to lower levels of sub-advisory fees paid, due to lower asset levels in certain Funds. Sub-advisory fees are paid to outside investment advisors for advisory services provided to some of the Funds.

General and administrative expense

Total general and administrative expenses for the quarter ended June 30, 2009 were $459,035, a decrease of 2% from $470,545 for the quarter ended June 30, 2008. The decrease was due primarily to decreased 12-b-1 fees paid to other broker-dealers for selling the Funds, and decreased legal costs.

Sales commissions amortized

Sales commissions paid to broker-dealers in connection with the sale of shares of the sponsored mutual funds sold without a front-end sales charge (B and C shares) are capitalized and amortized on a straight-line basis over a period not exceeding eight years, which approximates the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from various sponsored mutual funds and potential contingent deferred sales charges received from shareholders of the various sponsored mutual funds. Contingent deferred sales charges received by the Company are recorded as a reduction of unamortized deferred sales commissions. In accordance with Statement of Position 98-5, the commissions paid for the sale of Integrity Fund of Funds, Inc.'s shares have been expensed as incurred. The contingent deferred sales charges received from early redemptions from Integrity Fund of Funds, Inc. have been recorded as revenue. Sales commissions amortized during the quarter ended June 30, 2009 were $0, a decrease of 100% from $47,808 for the quarter ended June 30, 2008. The decrease was due primarily to decreased sales activity in the Funds.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended June 30, 2009 was $26,957, a decrease of 7% from $28,935 for the quarter ended June 30, 2008.

Liquidity and capital resources

Net cash used by operating activities was $55,224 for the six months ended June 30, 2009, as compared to net cash provided by operating activities of $904,651 during the six months ended June 30, 2008. The primary difference corresponds with the decrease in the commissions and fee income due to market conditions.

Net cash used by investing activities was $5,396 for the six months ended June 30, 2009, compared to net cash used by investing activities of $57,415 for the six months ended June 30, 2008. During the six months ended June 30, 2009, the primary use of cash for investing activities was the purchase of additional computer equipment and office furniture.

Net cash used by financing activities was $302,188 for the six months ended June 30, 2009, compared to net cash used by financing activities of $707,474 for the six months ended June 30, 2008. During the six months ended June 30, 2009, the Company paid out $45,750 in preferred stock dividends, made two payments totaling $45,150 relating to the United Heritage acquisition (see Note 5—Business Acquisitions) and repaid $12,740 of bank debt.

At June 30, 2009, the Company held $2,477,300 in cash and cash equivalents, as compared to $2,840,108 at December 31, 2008. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

The Company's management, including the Company's Chief Executive Officer/Chief Financial Officer and the Assistant Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer and the Assistant Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2009, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable as a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2009	-	-	-	$597,754
May 2009	-	-	-	$597,754
June 2009	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 28, 2009, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors of the Company.

	Number of votes cast for:

	Gregory Philipps	9,545,140
	Vance A. Castleman	9,553,306
	Jeffrey A. Cummer	9,698,828
	Myron D. Thompson	9,555,306
	Vaune M. Cripe	9,559,306

2.	To ratify the selection of Brady, Martz & Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 2009.

	For	10,127,188
	Against	324,000
	Abstain	186,598

Item 5.	Other Information

Mateial Event occurring after the quarter end.

In March of 2009 the Company entered into a Definitive Agreement (the "Agreement") with Corridor Investors, LLC ("Buyer"), pursuant to which Buyer agreed to purchase from Seller, and Seller agreed to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies"); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement was to facilitate a change in advisor as well as to transfer, together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. As per the Agreement, closing occurred, the Buyer paid $1,525,479.58 (60 BPS of the aggregate net assets, totaling $254,246,596.41 as of July 30, 2009) to the Company and will pay three additional payments consisting of 10 BPS of the aggregate net assets as of July 30, 2010, 2011, and 2012 over the next three years. With the closing and transfer of entities, the Company is no longer involved in the mutual fund service business. The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc. As a result of the transfer, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc., which constitute the mutual fund division of the Company, will be reflected in the Company's future consolidated financial statements as a discontinued operation.

Item 6.	Exhibits

Exhibits

10.1	Employment Agreement—Bradley Wells*
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

*Indicates Management Contract or Compensatory Plan.

CAPITAL FINANCIAL HOLDINGS, INC. (Fornerly known as INTEGRITY MUTUAL FUNDS, INC.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC (Formerly known as INTEGRITY MUTUAL FUNDS, INC.)

Date:	August 12, 2009	By /s/ Bradley P. Wells

Bradley P. Wells
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive & Financial Officer)