Form 10-Q
period 2009-09-30
Capital Financial Holdings, Inc
filed 2009-11-18
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(701) 837-9600
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

As of October 31, 2009, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets--
	September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations--
	Three Months Ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Operations--
	Nine Months Ended September 30, 2009 and 2008	6

	Condensed Consolidated Statements of Cash Flows--
	Nine Months Ended September 30, 2009 and 2008	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	SIGNATURES	19

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$2,186,540	$2,840,108
Accounts receivable (net of an allowance of $24,000 for 2009 and $24,000 for 2008)	1,179,551	1,559,173
Income taxes receivable	165,442	28,181
Current portion of long-term receivable	254,247
Prepaids	25,919	74,824

Total current assets	$3,811,699	$4,502,286

LONG-TERM ASSETS
LT receivable-MF Division Sale	$762,740	-
Less: current portion shown above	(254,247)	-

Total long-term assets	$508,493	-

PROPERTY AND EQUIPMENT	$1,705,326	$2,302,375
Less accumulated depreciation	(518,939)	(998,871)

Net property and equipment	$1,186,387	$1,303,504

OTHER ASSETS
Goodwill	$3,455,731	$5,540,781
Deferred tax asset	498,224	985,145
Other assets (net of accumulated amortization	233,925	200,715
of $205,655 for 2009 and $194,355 for 2008)

Total other assets	$4,187,880	$6,726,641

TOTAL ASSETS	$9,694,459	$12,532,431

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	September 30,	December 31,
	2009	2008

CURRENT LIABILITIES
Service fees payable	$-	$55,154
Accounts payable	104,662	315,344
Other current liabilities	1,257,782	1,464,643
Current portion of long-term debt	254,344	286,797

Total current liabilities	$1,616,788	$2,121,938

LONG-TERM LIABILITIES
Notes payable	$314,976	$334,196
Subordinate corporate notes	-	2,000,000
Convertible promissory note	950,000	950,000
Other long-term liabilities	499,247	704,844
Less current portion of long-term debt	(254,344)	(286,797)

Total long-term liabilities	$1,509,879	$3,702,243

TOTAL LIABILITIES	$3,126,667	$5,824,181

STOCKHOLDERS' EQUITY
Series A preferred stock—5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital—series A preferred stock	1,524,695	1,524,695
Common stock—1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital—common stock	10,428,312	10,374,028
Receivable—unearned ESOP shares	(43,665)	(48,685)
Accumulated deficit	(5,343,301)	(5,143,539)

TOTAL STOCKHOLDERS' EQUITY	$6,567,792	$6,708,250

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,694,459	$12,532,431

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,

	2009	2008
OPERATING REVENUES
Fee income	$279,041	$301,101
Commissions	4,089,281	6,196,887
Interest and other income	220,195	239,057

Total revenue	$4,588,517	$6,737,045

OPERATING EXPENSES
Compensation and benefits	$512,904	$569,623
Commission expense	3,816,019	5,805,116
Sub-advisory expenses	7,123	-
General and administrative expenses	226,420	204,859
Depreciation and amortization	23,125	28,801

Total operating expenses	$4,585,591	$6,608,399

OPERATING INCOME	$2,926	$128,646

OTHER INCOME (EXPENSES)
Interest expense	$(58,151)	$(69,255)

Net other expenses	$(58,151)	$(69,225)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$(55,225)	$59,391

INCOME TAX EXPENSE	(378,147)	(37,801)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(433,372)	$21,590

DISCONTINUED OPERATIONS
Gain from operation of discontinued mutual fund segments (net of tax)	$12,474	$107,560
Gain on disposal of mutual fund segments (net of tax)	228,402	-

Total discontinued operations	$240,876	$107,560

NET INCOME (LOSS)	$(192,496)	$129,150

NET INCOME (LOSS) PER SHARE:
Basic	$(.01)	$.01
Diluted	$(.01)	$.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,535,059	14,521,115
Diluted	14,535,059	14,521,115

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,

	2009	2008
OPERATING REVENUES
Fee income	$784,061	$1,330,851
Commissions	12,104,112	20,875,158
Interest and other income	429,986	748,484

Total revenue	$13,318,159	$22,954,493

OPERATING EXPENSES
Compensation and benefits	$1,362,071	$1,714,638
Commission expense	11,306,291	19,798,389
Sub-advisory expenses	7,123	-
General and administrative expenses	776,146	782,290
Depreciation and amortization	79,146	86,430

Total operating expenses	$13,530,777	$22,381,747

OPERATING INCOME (LOSS)	$(212,618)	$572,746

OTHER INCOME (EXPENSES)
Interest expense	$(191,874)	$(234,153)

Net other expenses	$(191,874)	$(234,153)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$(404,492)	$338,593

INCOME TAX EXPENSE	(295,912)	(184,545)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(700,404)	$154,048

DISCONTINUED OPERATIONS
Gain from operation of discontinued mutual fund segments (net of tax)	$340,864	$595,910
Gain on disposal of mutual fund segments (net of tax)	228,402	-

Total discontinued operations	$569,266	$595,910

NET INCOME (LOSS)	$(131,138)	$749,958

NET INCOME (LOSS) PER SHARE:
Basic	$(.01)	$.04
Diluted	$(.01)	$.04

AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,531,573	14,517,629
Diluted	14,531,573	17,675,701

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(131,138)	$749,958
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	79,146	86,431
Gain on allocation of ESOP Shares	(2,812)	(198)
Loss on disposal of fixed assets	67,860	-
Gain on disposal of discontinued operations	(228,402)	-
Sales commissions amortized/charged off	-	150,754
Deferred income tax expense	427,103	109,354
(Increase) decrease in:
Accounts receivable	379,622	182,410
Income taxes receivable	(137,261)	(24,986)
Prepaids	48,905	(310)
Deferred sales commissions capitalized, net of CDSC collected	-	13,434
Other assets	(44,510)	(587)
Increase (decrease) in:
Service fees payable	(55,154)	(45,665)
Accounts payable	(210,682)	22,732
Income taxes payable	-	(20,512)
Other liabilities	(206,861)	3,979
Net cash provided (used) by operating activities	$(14,184)	$1,226,794

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(18,589)	$(108,238)
Proceeds from sale of mutual fund division	1,525,480	-
Net cash provided (used) by investing activities	$1,506,891	$(108,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of long-term liability	$(63,450)	$(101,313)
Reduction of notes payable	(19,219)	(17,923)
Reduction of short-term borrowing	-	(50,000)
Reduction of subordinate commercial notes	-	(561,000)
Redemption & Call of Sub. Corp Notes	(2,000,000)	-
Repayments from ESOP	5,020	5,020
Preferred dividends paid	(68,625)	(68,625)
Net cash used by financing activities	$(2,146,274)	$(793,841)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(653,568)	$324,715

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$2,840,108	3,143,250

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,186,540	$3,467,965

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in long-term receivable	$762,740	$-
Increase (decrease) in goodwill	(85,050)	(37,860)
Increase (decrease) in other long-term liabilities	(142,147)	(127,860)
Increase (decrease) in common stock	57,097	90,000
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009 and 2008

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiary (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008, of Capital Financial Holdings, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2008, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of operating results for the entire year.

NOTE 2—RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December of 2007, the Financial Accounting Standards Board ("FASB") issued new professional standards for the accounting of business combinations. These new standards will significantly change the accounting for business combinations. Under these new standards, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. These new standards will change the accounting treatment for certain specific items, including:

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

These new standards also include a substantial number of new disclosure requirements. These new standards apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. The adoption of these new standards has not had a significant effect on the Company's consolidated financial statements.

In December of 2007, the FASB established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, these new standards require the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.

These new standards are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of these new standards has not had a significant effect on the Company's consolidated financial statements.

NOTE 3—RECLASSIFICATION

Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the Company's net income (loss).

NOTE 4—INCOME TAXES

The Company has completed various acquisitions in prior years, which have been classified as goodwill at the time of acquisition. The Company amortizes certain goodwill for tax purposes. The Company tests goodwill for impairment annually for book purposes, during the second quarter of each fiscal year. The annual test is done at the reporting unit level using a fair value approach, in accordance with the FASB accounting and reporting standards. Deferred tax assets or deferred tax liabilities may result from these timing differences.

The Company has adopted the FASB accounting and reporting standards for share-based payment (See Note 7—Stock Warrants, Stock Splits, and Stock Options.) As a result, the Company expenses stock-based employee compensation for book purposes on the grant date, but does not expense them for tax purposes until such options are exercised. Deferred tax assets are a result of these timing differences.

The Company has state and federal operating loss carryforwards that will expire over the next six to twenty years if unused. Deferred tax assets are a result of these timing differences.

NOTE 5—BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund. The two funds had combined assets of approximately $57 million at the time of acquisition. The purchase agreement called for total consideration of approximately 656,000 common shares of the Company. The Company provided IPS Advisory with 250,000 common shares upon closing. The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows: 203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date. The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share. The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date. The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule: 150,000 options on the Company's common shares if assets of the Fund reach $100 million and 150,000 options on the Company's common shares if the assets of the Fund reach $200 million. The options will have a strike price of $.65 per share and mature 10 years from the closing date. The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary. In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. The liability relating to this acquisition is valued at $49,967 as of September 30, 2009 and has been recorded by the Company as goodwill.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of September 30, 2009, the Company had made ten quarterly installment payments totaling $253,871. The liability relating to this acquisition is valued at approximately $449,280 as of September 30, 2009, and has also been recorded by the Company as goodwill. As of September 30, 2009, the total goodwill recorded relating to this acquisition was $976,979.

NOTE 6—DISCONTINUED OPERATIONS

On March 6, 2009, Capital Financial Holdings, Inc. (the "Company") entered into a Definitive Agreement (the "Agreement") with Corridor Investors, LLC ("Buyer"), pursuant to which Buyer agreed to purchase from Seller, and Seller agreed to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies'); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement was to facilitate a change in advisor as well as to transfer, together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. As of July 31, 2009, the required Fund shareholder approval from the various Funds had been received to consummate the change in advisor along with the transfer of the mutual fund service to the Buyer. As per the Agreement, at closing on July 31, 2009, the Buyer paid $1,525,479.58 (60 BPS of the aggregate net assets, totaling $254,246,596.41 as of July 30, 2009) to the Company and will pay three additional payments consisting of 10 BPS of the aggregate net assets as of July 30, 2010, 2011, and 2012 over the next three years. With the closing and transfer of entities, the Company is no longer involved in the mutual fund service business. The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc. As a result of the transfer, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc., which constitutes the mutual fund division of the Company, will be reflected in the Company's future consolidated financial statements as a discontinued operation.

The summarized balance sheet below has been included to show the assets and liabilities for Integrity Fund Services, Inc. and Integrity Funds Distributor, Inc. as of the date of the sale, July 31, 2009, and the assets and liabilities of Integrity Money Management, Inc. as of September 30, 2009, compared to those of December 31, 2008.

Summarized financial information for discontinued operations is as follows:

	Three Months ended September 30, 2009	Three Months ended September 30, 2008
Total revenues, net of interest expense	$25,939	$107,560
Gain from discontinued operations, net of tax	12,474	107,560
Gain on disposal of discontinued operations	228,402	-
Total gain on discontinued operations, net of tax	$240,876	$107,560

	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Total revenues, net of interest expense	$354,328	$595,910
Gain from discontinued operations, net of tax	340,864	595,910
Gain on disposal of discontinued operations	228,402	-
Total gain on discontinued operations, net of tax	$569,266	$595,910

	July 31, 2009 & September 30, 2009	December 31, 2008
Total assets	$130,891	$662,260
Total Liabilities	32,784	116,341
Net assets of discontinued operations	98,107	545,919

NOTE 7—GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009, are as follows:

	Capital Financial Holdings, Inc.	Broker-Dealer Services	Total

Balance as of January 1, 2009	$2,000,000	$3,540,781	$5,540,781
Adjustment to goodwill upon the sale of mutual fund division	(2,000,000)	-	(2,000,000)
Goodwill acquisition price adjustment during the period (see Note 5)	-	(85,050)	(85,050)
Impairment losses	-	-	-
Balance as of September 30, 2009	$-	$3,455,731	$3,455,731

The Company tests goodwill for impairment annually, during the second quarter of each fiscal year, at the reporting unit level using a fair value approach, in accordance with the current professional standards. The annual testing resulted in no impairment charges to goodwill in 2009. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 8—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted the FASB accounting and reporting standards for share-based payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Total compensation costs and deferred tax benefits recognized for stock-based compensation awards for the nine months ended September 30, 2009 and 2008, were as follows:

	2009	2008
Compensation costs	$-	$-
Less: deferred tax benefit	-	-
Compensation costs, net of taxes	$-	$-

Option activity for the twelve months ended December 31, 2008 and the nine months ended September 30, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2008	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2008	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on September 30, 2009	5,888,113	$.54	$.28	$-

Exercisable options at December 31, 2008 and September 30, 2009 were 5,888,113 and 5,888,113, respectively.

NOTE 9—DEBT

Long-term debt at September 30, 2009 and December 31, 2008 was as follows:

Rate		Current Portion	2009	2008

First Western Bank	6.50%	27,221	314,977	334,196
Subordinate corporate notes	9.25%	-	-	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		227,122	499,247	704,844

Totals		$254,344	$1,764,224	$3,989,040

Summaries of the terms of the current long-term debt agreements follow:

First Western Bank—In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt. The debt was refinanced in September of 2009 and currently carries an interest rate of 6.50%, with monthly payments of $4,105. On October 1, 2014, the remaining balance will be due in full.

Subordinate Corporate Notes—In May of 2005, the Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only. The subordinate corporate notes did not represent ownership in the Company. On June 23, 2009 and July 30, 2009 redemptions were processed, totaling $200,000.00 and $300,000.00 respectively. On September 30, 2009 the Company elected pursuant to the terms of its Corporate Note obligations to call and prepay its remaining $1,500,000 Corporate Note obligation. This amount consists of all of outstanding Corporate Notes originally due January 1, 2011. By prepaying the Corporate Notes from available cash, the current asset position of the Company was reduced by $1,591,613 and the Corporate Note liability of the same amount was eliminated. There was no prepayment charge or other cost to the Company associated with the prepayment.

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

NOTE 10—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$(192,496)			$129,150
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income Available to Common Shareholders—Basic Earnings per Share	$(215,371)	14,535,059	$(.01)	$106,275	14,521,115	$.01
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	-		-	-
Income Available to Common Shareholders—Diluted Earnings per Share	$(215,371)	14,535,059	$(.01)	$106,275	14,521,115	$.01

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$(131,138)			$749,958
Less: Preferred Stock Dividends	(68,625)			(68,625)
Income Available to Common Shareholders—Basic Earnings per Share	$(199,763)	14,531,573	$(.01)	$681,333	14,517,629	$.04
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	-	-		68,625	3,050,000
Stock Options and Warrants	-	-		-	108,072
Income Available to Common Shareholders—Diluted Earnings per Share	$(199,763)	14,531,573	$(.01)	$749,958	17,675,701	$.04

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at September 30, 2009, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2009, because their effect was anti-dilutive.

The Company had outstanding, at September 30, 2009, 3,050,000 Series A preferred shares. The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly. The preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended September 30, 2009, because their effect was anti-dilutive.

Additionally, the Company had outstanding at September 30, 2009, a $950,000 convertible promissory note. The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The convertible promissory note was not included in the computation of diluted earnings per share for the quarter and nine-month periods ended September 30, 2009 because the conversion price was greater than the average market price of the common shares during those periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Net income (loss)	$(192,496)	$129,150	$(131,138)	$749,958
Income per share:
Basic	$(.01)	$.01	$(.01)	$.04
Diluted	$(.01)	$.01	$(.01)	$.04

The Company reported a net loss for the quarter ended September 30, 2009, of $192,496, compared to net income of $129,150 for the same quarter in 2008. The Company reported a net loss for the nine months ended September 30, 2009 of $131,138, compared to net income of $749,958 for the same period in 2008.

Operating revenues

Total operating revenues for the quarter ended September 30, 2009 were $4,588,517, a decrease of 32% from $6,737,045 for the quarter ended September 30, 2008. Total operating revenues for the nine months ended September 30, 2009 were $13,318,159, a decrease of 42% from $22,954,493 for the nine months ended September 30, 2008. The decreases for the quarter and nine-month periods resulted from decreased commission and fee income received by CFS.

Fee Income

Fee income for the quarter ended September 30, 2009 was $279,041, a decrease of 7% from $301,101 for the quarter ended September 30, 2008. Fee income for the nine months ended September 30, 2009 was $784,061, a decrease of 41% from $1,330,851 for the nine months ended September 30, 2008. The decreases were due to a reduction in fee income received by CFS, as a result of lower values of client assets under management.

The Company earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 6% of the Company's consolidated revenues for the nine months ended September 30, 2009.

Commission Income

Commission income includes CFS commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended September 30, 2009 was $4,089,280, a decrease of 34% from $6,196,887 for the quarter ended September 30, 2008. Commission income for the nine months ended September 30, 2009 was $12,104,111, a decrease of 42% from $20,875,158 for the nine months ended September 30, 2008. The decreases were due primarily to a decrease in commissions received by CFS due to market conditions, and reduced sales of alternative investment products. Future market conditions will continue to impact commission levels. Commission revenues constituted 91% of the Company's consolidated revenues for the nine months ended September 30, 2009.

Interest and other income

Interest and other income for the quarter ended September 30, 2009 was $220,195, a decrease of 8% from $239,057 for the quarter ended September 30, 2008. Interest and other income for the nine months ended September 30, 2009 was $429,986, a decrease of 43% from $748,484 for the nine months ended September 30, 2008. The decreases were due primarily to a decrease in due diligence and marketing allowances received by CFS. Interest and other income constituted 3% of the Company's consolidated revenues for the nine months ended September 30, 2009.

Operating expenses

Total operating expenses for the quarter ended September 30, 2009 were $4,585,591, a decrease of 31% from $6,608,399 for the quarter ended September 30, 2008. Total operating expenses for the nine months ended September 30, 2009 were $13,530,777, a decrease of 40% from $22,381,747 for the nine months ended September 30, 2008. The decreases resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended September 30, 2009 was $512,903, a decrease of 10% from $569,623 for the quarter ended September 30, 2008. Compensation and benefits expense for the nine months ended September 30, 2009 was $1,362,071, a decrease of 21% from $1,714,638 for the nine months ended September 30, 2008. The decrease resulted primarily from a reduction in incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, as well as a reduction in the number of employees over the past twelve months.

Commission expense

Commission expense for the quarter ended September 30, 2009 was $3,816,019, a decrease of 34% from $5,805,116 for the quarter ended September 30, 2008. Commission expense for the nine months ended September 30, 2009 was $11,306,291, a decrease of 43% from $19,798,389 for the nine months ended September 30, 2008. The decreases in commission expense correspond with the decreases in commission income.

Sub-advisory expense

Total sub-advisory expenses for the quarter ended September 30, 2009 were $7,123, an increase of 100% from $0 for the quarter ended September 30, 2008. Total sub-advisory expenses for the nine months ended September 30, 2009 were $7,123, an increase of 100% from $0 for the nine months ended September 30, 2008. As a result of the IPS acquisition, see Note 5, Capital Financial Holdings, Inc. is obligated to pay 30 bps of the Integrity Growth and Income Fund's Assets Under Management, as of the last day of each month. These, along with additional sub-advisory expenses, were previously paid by Integrity Money Management, until the sale of the Mutual Fund Division was finalized. The total sub-advisory expenses paid for the nine months ending September 30, 2009, in regards to the IPS Acquisition, were $45,674.

General and administrative expense

Total general and administrative expenses for the quarter ended September 30, 2009 were $226,420, an increase of 11% from $204,860 for the quarter ended September 30, 2008. The increase was due primarily to an increase in licensing fees and dues paid by CFS. Total general and administrative expenses for the nine months ended September 30, 2009 were $776,146, a decrease of 1% from $782,290 for the nine months ended September 30, 2008. The decrease was due primarily to a reduction in the distributions being paid to outside wholesalers during the time that Capital Financial Holdings, Inc. owned the mutual fund division.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended September 30, 2009 was $23,125, a decrease of 20% from $28,801 for the quarter ended September 30, 2008. Depreciation and amortization expense for the nine months ended September 30, 2009 was $79,146, a decrease of 8% from $86,430 for the nine months ended September 30, 2008. The decrease for the nine-month period was due to the disposal of assets associated with the mutual fund division.

Liquidity and capital resources

Net cash used by operating activities was $14,184 for the nine months ended September 30, 2009, as compared to net cash provided by operating activities of $1,226,794 during the nine months ended September 30, 2008.

Net cash provided by investing activities was $1,506,891 for the nine months ended September 30, 2009, compared to net cash used by investing activities of $108,238 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the cash provided by investing activities were the proceeds from the mutual fund division sale, minus office and computer equipment purchased during this time frame.

Net cash used by financing activities was $2,146,274 for the nine months ended September 30, 2009, compared to net cash used by financing activities of $793,841 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the Company paid out $68,625 in preferred stock dividends, made three payments totaling $63,450 relating to the United Heritage acquisition (see Note 5—Business Acquisitions), paid out $2,000,000 for the redemption and call of the subordinate corporate notes and repaid $19,219 of bank debt.

At September 30, 2009, the Company held $2,186,540 in cash and cash equivalents, as compared to $2,840,108 at December 31, 2008. The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to acquire additional investment management or financial services firms, to repurchase shares of the Company's common stock and service debt and the recruitment of additional registered representatives.

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

Until July 31, 2009 the Company derived substantially all of its revenues from two sources; commission revenue earned in connection with sales of shares of mutual funds, insurance products, and various other securities and fees relating to management of, and provision of services to mutual funds. Following the disposition of the Mutual Fund Services Segment, the Company has only one operating subsidiary, Capital Financial Services, Inc. ("CFS" or the "broker-dealer subsidiary") a FINRA member broker-dealer.

The Company is a financial services holding company that, through its broker dealer subsidiary, provides brokerage, investment advisory, insurance and related services. The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. The Company's revenues and net earnings may be either enhanced or diminished from period to period by such external factors. The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base. The Company provides broker-dealer services in support of trading and investment by its representatives' customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, private placement alternative investments, variable annuities and variable life insurance. The Company also provides investment advisory services for its representatives' customers. In the past, investment advisory services were performed by both Capital Financial Services, Inc. on an individual client basis and Integrity Money Management, Inc. on behalf of the mutual fund segment, which has been discontinued as a result of the disposition of that segment effective July 31, 2009.

A key component of the broker-dealer subsidiaries' business strategy is to recruit well-established, productive representatives who generate substantial revenues from an array of investment products and services. Additionally, the broker-dealer subsidiary assists its representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients.

The Company is a financial services holding company that, through its broker-dealer subsidiary, provides brokerage, investment advisory, insurance and related services. The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. Our revenues and net earnings may be either enhanced or diminished from period to period by such external factors. The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2009, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company operates in a highly litigious and regulated business, and the Company is at risk as a defendant in a variety of lawsuits and arbitrations that are incidental to the broker-dealer securities business. The Company typically vigorously contests the allegations of the complaints and believes that there are meritorious defenses in these matters. From time to time the Company's broker-dealer subsidiary is also the subject of regulatory investigations and proceedings.

In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the broker-dealer subsidiary sales of commissioned products were in private placements of alternative products, two of which as of September 30, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, Inc. and related issuer entities) were in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the broker-dealer subsidiary are in Chapter 11 Bankruptcy or have financial difficulties. Additionally, economic conditions in general and the stock market decline have contributed to decline in broker-dealer subsidiary client portfolio values. As a result of such alternative product failings and the uncertainty of client recovery from the various product issuers, the broker-dealer subsidiary is subject to regulatory scrutiny by state securities agencies, the Securities and Exchange Commission and FINRA. While the broker-dealer subsidiary denies any liability or regulatory defect, increased legal and regulatory costs are anticipated and while uncertain, possible future claims and potential litigation or regulatory proceedings could have an adverse effect on the Company. Counsel is unable to respond concerning the likelihood of outcomes, whether favorable or unfavorable, in these matters because of routine and inherent uncertainties.

Item 1A.	Risk Factors

Not Applicable as a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2009	-	-	-	$597,754
August 2009	-	-	-	$597,754
September 2009	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	November 18, 2009	By /s/ Bradley P. Wells

Bradley P. Wells
Chief Executive Officer, Chief Financial Officer & President
(Principal Executive & Financial Officer)