Form 10-K
period 2009-12-31
Capital Financial Holdings, Inc
filed 2010-03-22
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 000-25958

CAPITAL FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Main Street North
Minot, North Dakota 58703
(Address of principal executive offices)

Registrant's telephone number, including area code:	(701) 837-9600

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock; $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.				Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.				Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			X	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)				Yes	X	No

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 26, 2010: $1,361,353.

On February 26, 2010, there were 14,455,943 shares of the issuer's common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2010, are incorporated by reference in certain sections of Part III.

10-K

CAPITAL FINANCIAL HOLDINGS, INC.

Special Note Regarding Forward Looking Statements

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

The Company is a financial services holding company that, through its broker dealer subsidiary, provides brokerage, investment advisory, insurance and related services. The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. The Company's revenues and net earnings may be either enhanced or diminished from period to period by such external factors. The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base. The Company provides broker-dealer services in support of trading and investment by its representatives' customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, private placement alternative investments, variable annuities and variable life insurance. The Company also provides investment advisory services for its representatives' customers. In the past, investment advisory services were performed by both Capital Financial Services, Inc. on an individual client basis and Integrity Money Management, Inc. on behalf of the mutual fund segment; services through Integrity Money Management, Inc. have been discontinued as a result of the disposition of the Mutual Funds Service Segment effective July 31, 2009.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

•	General political and economic conditions which may be less favorable than expected;

•	The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;

•	Unfavorable legislative, regulatory, or judicial developments;

•	Adverse findings or rulings in arbitrations, litigation or regulatory proceedings;

•	Incidence and severity of catastrophes, both natural and man-made;

•	Changes in accounting rules, policies, practices, and procedures which may adversely affect the business;

•	Terrorist activities or other hostilities which may adversely affect the general economy.

PART I

Item 1. Business

OVERVIEW

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from retail sales of mutual funds, insurance products and various other securities through Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation by Robert E. Walstad, founder and Chairman Emeritus of the Company. The Company's principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of December 31, 2009, the Company had 20 full-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

BUSINESS DEVELOPMENT

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund. The two funds had combined assets of approximately $57 million at the time of acquisition. The purchase agreement called for total consideration of approximately 656,000 common shares of the Company. The Company provided IPS Advisory with 250,000 common shares upon closing. The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows: 203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date. The shares are subject to a put option, which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share. The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date. The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule: 150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million. The options will have a strike price of $.65 per share and mature 10 years from the closing date. The securities issued in connection with this transaction will be issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary. In April of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. As of December of 2009, the liability relating to this acquisition was valued at $49,967.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly-owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred earn out cash payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2009, the Company had made eleven quarterly installment payments totaling $253,871. The liability relating to this acquisition is valued at $425,190 as of December 31, 2009, and has also been recorded by the Company as goodwill. As of December 31, 2009, the total goodwill recorded relating to this acquisition was $952,889.

THE COMPANY'S SUBSIDIARIES

The Company derives most of its income from CFS. CFS provides order processing, regulatory oversight, concession processing, and other related services to registered securities representatives transacting securities business for their clients. As a result, the Company is economically dependent on the representatives, and others, for substantially all of its revenue and income. Revenues generated by the broker-dealer's support of securities sales are derived primarily through a sharing of sales concessions paid by the products being sold to clients.

Integrity Money Management, Inc.

Effective September 30, 2009, the Company closed the books of Integrity Money Management, Inc.

Integrity Funds Distributor, Inc.

Effective July 31, 2009, the Company sold its ownership in Integrity Funds Distributor, Inc.

Integrity Fund Services, Inc.

Effective July 31, 2009, the Company sold its ownership in Integrity Funds Services, Inc.

Capital Financial Services, Inc.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 324 investment representatives and investment advisors.

DESCRIPTION OF BUSINESS

Brokerage Commissions

CFS's primary source of revenue is commission revenue in connection with sales of shares of mutual funds, insurance products, and various other securities. CFS receives commission and Rule 12b-1 servicing revenue generated from the sale of investment products originated by its registered representatives. CFS also receives investment advisory revenue as a registered investment advisor. CFS pays a portion of the revenue generated to its registered representatives and retains the balance.

REGULATION

Virtually all aspects of the Company's businesses are subject to various complex and extensive federal and state laws and regulations. Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company's subsidiaries, record-keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees. The Company's subsidiary is registered with various federal and state government agencies, including the SEC, as well as FINRA, a self-regulatory industry organization, as described below.

CFS is a registered broker-dealer, subject to extensive regulation and periodic examinations by the SEC, FINRA, and state agencies in those states in which CFS conducts business. As a broker-dealer, CFS is subject to the Net Capital Rule promulgated by the SEC under the Exchange Act. This rule requires that a broker-dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations.

Federal and state laws and regulations, and the rules of FINRA, grant broad powers to such regulatory agencies and organizations. These include the power to limit, restrict, or prevent the Company from carrying on its business if it fails to comply with such laws, regulations and rules. Other possible sanctions that may be imposed include the suspension of individual employees, restrictions on the Company expanding its business or paying cash dividends, the revocation of the investment advisor or broker dealer expulsions, censures, and/or fines.

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

COMPETITION

The Company derives substantially all of its revenues from commission revenue earned in connection with sales of shares of mutual funds, insurance products and various other securities, and also receives investment advisory revenue.

The Company participates in retail brokerage, a highly competitive related sector of the financial services industry. The Company competes directly with full-service stock brokerage firms, insurance companies, banks, regional broker-dealers, other independent broker-dealers, and other financial institutions, as well as investment advisory firms. Each of these competitors offers to the public many of the same investment products and services offered by the Company. Further, other broker-dealers providing the same services heavily recruit the representatives and advisors transacting business through the Company. This competition forces the Company to maintain high levels of support services and commission payouts for these representatives and advisors. These high levels of services and payouts could have a materially adverse effect on the Company's earnings.

RECENT DEVELOPMENTS

On March 25, 2010 the Board of Directors approved pursuant to the Bylaws of the Company, a reduction in the number of directors from five to four. In accordance with the Bylaws of the Company when the number of directors is reduced, the current directors continue to serve until the expiration of their terms and therefore the number of directors will remain at five until the Annual Meeting of Shareholders of the Company.

On March 25, 2010 Mr. Vance Castleman announced his retirement from the Board of Directors effective upon the Annual Meeting of Shareholders of the Company. As a result, Mr. Castleman will not be a director nominee at the Annual Meeting of Shareholders.

In March of 2009 the Company entered into a Definitive Agreement (the "Agreement") with Corridor Investors, LLC ("Buyer"), pursuant to which Buyer agreed to purchase from Seller, and Seller agreed to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies'); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement was to facilitate a change in advisor as well as to transfer, together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. As per the Agreement, closing occurred, the Buyer paid $1,525,480 (60 BPS of the aggregate net assets, totaling $254,246,596 as of July 30, 2009) to the Company and will pay three additional payments consisting of 10 BPS of the aggregate net assets as of July 30, 2010, 2011, and 2012 over the next three years. With the closing and transfer of entities, the Company is no longer involved in the mutual fund service business. The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc. As a result of the transfer, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc., which constitute the mutual fund division of the Company, will be reflected in the Company's future consolidated financial statements as a discontinued operation.

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying value, goodwill is evaluated for impairment between annual tests. As a result of ongoing volatility in the financial industry and a significant reduction in assets under management in the Company's sponsored mutual funds at the time, the Company performed an interim goodwill impairment test for the quarter ended December 31, 2008. On February 24, 2009, the Company determined that it would incur a goodwill impairment charge for the fourth quarter of the fiscal year ended December 31, 2008 of $5,312,606 in the Mutual Fund Services segment. This charge resulted from an interim test for impairment under the FASB accounting and reporting standards for goodwill and other intangible assets, prompted by a significant reduction in assets under management and ongoing volatility in the financial service industry during the fourth quarter of 2008. The Company was not required to make any current or future cash expenditures as a result of the impairment. The impairment charge was reflected in the Company's financial statements as of and for the fourth quarter and fiscal year ended December 31, 2008.

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

All SEC reports are also made available on the Company's website at http://capitalfinancialholdings.com. These reports, including annual reports on Form 10-K and 10-KSB, quarterly reports of Form 10-Q and 10-QSB, and current reports on Form 8-K, are available on the same day they are filed with the SEC.

Item 1A. Risk Factors

Not Applicable as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company operates the majority of its business out of its location at 1 Main Street North, Minot, North Dakota, which the Company owns. As of December 31, 2009, the building has a $307,902 mortgage.

Item 3. Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products. In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company's sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC. and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have financial difficulties. Additionally, difficult economic conditions in general and the stock market decline have contributed to decline in broker-dealer subsidiary client portfolio values. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to regulatory scrutiny and a number of recently instituted legal or arbitration proceedings, including two recently instituted proceedings seeking certification as class actions which name the Company as one of a number of defendants and allege various securities or conduct violations, one with respect to private placements of Medical Capital Corporation and related issuer entities and the other with regard to private placements of Provident Royalties, LLC and related issuer entities. The Company intends to vigorously contest the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2009.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about the Company's Common Stock

The Company's Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company's common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On December 31, 2009, the closing price of the Company's Common Shares on the OTC Bulletin Board was $.14 per share. At February 26, 2010, there were approximately 750 shareholders of record.

The following table sets forth the high and low closing prices for the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2009		2008
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	.280	.150	.690	.400
Second Quarter	.240	.140	.480	.270
Third Quarter	.230	.150	.350	.270
Fourth Quarter	.240	.120	.500	.150

The Company has not paid a dividend with respect to its common stock, nor does the Company anticipate paying dividends in the foreseeable future.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Smaller Reporting Company Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2009	-	-	-	$597,754
November 2009	-	-	-	$597,754
December 2009	-	-	-	$597,754
Total	-	-	-	$597,754

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

				Variance 2009 to 2008	Variance 2008 to 2007
	2009	2008	2007
OPERATING REVENUES
Fee income	$1,062,492	$1,551,245	$2,127,388	(32)%	(27)%
Commission income	16,313,213	25,869,214	29,198,732	(37)%	(11)%
Other income	527,069	975,877	541,470	(46)%	80%
Total revenue	$17,902,774	$28,396,336	$31,867,590	(37)%	(11)%

OPERATING EXPENSES
Compensation and benefits	$1,786,179	$2,089,297	$3,261,695	(15)%	(36)%
Commission expense	15,223,613	24,390,850	28,190,323	(38)%	(13)%
General and administrative expenses	1,008,149	1,125,767	1,389,196	(10)%	(19)%
Sub-advisory expenses	28,341	-	-	100%	-
Depreciation and amortization	100,369	115,487	223,624	(13)%	(48)%
Total operating expenses	$18,146,651	$27,721,401	$33,064,838	(35)%	(16)%

OPERATING INCOME (LOSS)	$(243,877)	$674,935	$(1,197,248)	(136)%	(156)%

OTHER EXPENSES
Loss on investment	(31,876)	-	-	100%	-
Interest expense	(212,552)	(302,369)	(331,687)	(30)%	(8.8)%
Net other income expenses	$(244,428)	$(302,369)	$(331,687)	(19)%	(8.8)%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(488,305)	$372,566	$(1,528,935)	(231)%	124%

INCOME TAX BENEFIT (EXPENSE)	191,416	(146,046)	599,343	231%	(124)%

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(296,889)	$226,520	$(929,592)	(231)%	124%

DISCONTINUED OPERATIONS
Income from operations of discontinued operations (net of tax)	$(125,211)	$1,576,389	$1,512,805	(107)%	4%
Goodwill impairment expense	-	(5,312,606)	-	(100)%	100%
Gain on disposal of discontinued operations	228,402	-	-	100%	-
Net discontinued operations	$103,191	$(3,736,217)	$1,512,805	103%	(347)%

NET INCOME (LOSS)	$(193,698)	$(3,509,697)	$583,213	94%	(702)%

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:	(.02)	.01	(.07)

NET INCOME (LOSS) PER COMMON SHARE:	(.02)	(.25)	.03

Year Ended December 31, 2009, compared with Year Ended December 31, 2008:

Operating Revenues—Total operating revenues for 2009 were $17,902,774, a decrease of 37% from $28,396,337 in 2008. The decrease resulted primarily from decreased commission and fee income relating to CFS, the Company's broker-dealer division.

Fee Income—Fee income for 2009 was $1,062,492, a 32% decrease from $1,551,245 in 2008. The decrease was due to a reduction in fees received by CFS due to a reduction in assets under management in CFS' registered investment advisor.

The Company earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 6% of the Company's consolidated revenues in 2009.

Commission Income—Commission income includes CFS. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2009 was $16,313,213, a 37% decrease from $25,869,214 in 2008. The decrease was due primarily to a decrease in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 91% of the Company's consolidated revenues in 2009.

Other Income—Other income for 2009 was $527,069, a 46% decrease from $975,877 in 2008. Other income is comprised primarily of due diligence and marketing allowances received by CFS. Other income constituted 3% of the Company's consolidated revenues in 2009.

Operating Expenses—Total operating expenses for 2009 were $18,146,651 a 35% decrease from $27,721,401 in 2008. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and Benefits—Compensation and benefits expense for 2009 was $1,786,179, a 15% decrease from $2,089,297 in 2008. The decrease resulted primarily from a reduction in incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, as well as a reduction in the number of employees over the past twelve months.

Commission Expense—Commission expense for 2009 was $15,223,613, a 38% decrease from $24,390,850 in 2008. The decrease corresponds with the decreases in fee and commission income.

Goodwill Impairment Expense—Goodwill impairment expense for 2009 was $0, a 100% decrease from $5,312,606 in 2008. The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying value, goodwill is evaluated for impairment between annual tests. As a result of ongoing volatility in the financial industry and a significant reduction in assets under management in the Company's sponsored mutual funds, the Company performed an interim goodwill impairment test for the quarter ended December 31, 2008. On February 24, 2009, the Company determined that it would incur a goodwill impairment charge for the fourth quarter of the fiscal year ended December 31, 2008 of $5,312,606 in the Mutual Fund Services segment. This charge resulted from an interim test for impairment under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," prompted by a significant reduction in assets under management and ongoing volatility in the financial service industry during the fourth quarter of 2008. The Company was not required to make any current or future cash expenditures as a result of the impairment. The impairment charge was reflected in the Company's financial statements as of and for the fourth quarter and fiscal year ended December 31, 2008.

General and Administrative Expenses—Total general and administrative expenses for 2009 were $1,008,149, a decrease of 10% from $1,125,767 in 2008. The decrease was due primarily to a reduction in the distributions being paid to outside wholesalers during the time that Capital Financial Holdings, Inc. owned the mutual fund division.

Sub-advisory Expenses—Sub-advisory expenses for 2009 were $28,341, a 100% increase from $0 in 2008. As a result of the IPS acquisition, see Note 5, Capital Financial Holdings, Inc. is obligated to pay 30 bps of the Integrity Growth and Income Fund's Assets Under Management, as of the last day of each month. These, along with additional sub-advisory expenses, were previously paid by Integrity Money Management, until the sale of the Mutual Fund Division was finalized.

Depreciation and Amortization—Depreciation and amortization for 2009 was $100,369, a 13% decrease from $115,487 in 2008. The decrease was due to the disposal of assets associated with the mutual fund division sale.

Interest Expense—Interest expense was $212,552 for 2009, a 30% decrease from $302,369 in 2008. The decrease was due primarily to a reduction in outstanding debt due to redemptions of the company's subordinated corporate notes processed on June 23rd and July 31st, totaling $500,000, and also the company's decision to call the remaining notes, totaling $1,500,000, processed on September 30, 2009.

Year Ended December 31, 2008, compared with Year Ended December 31, 2007:

Operating Revenues—Total operating revenues for 2008 were $28,396,336, a decrease of 11% from $31,867,590 in 2007. The decrease resulted from a decrease in commission and fee income received by CFS.

Fee Income—Fee income for 2008 was $1,551,245, a 27% decrease from $2,127,388 in 2007. The decrease was due to a reduction in fee income received by CFS, as a result of lower values of client assets under management.

The Company earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 6% of the Company's consolidated revenues in 2008.

Commission Income—Commission income includes CFS commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2008 was $25,869,214, an 11% decrease from $29,198,732 in 2007. The decreases were due primarily to a decrease in commissions received by CFS due to market conditions, and reduced sales of alternative investment products. Future market conditions will continue to impact commission levels. Commission revenues constituted 91% of the Company's consolidated revenues in 2008.

Other Income—Other income for 2008 was $975,877, an 80% increase from $541,470 in 2007. Other income is comprised primarily of due diligence and marketing allowances received by CFS. Other income constituted 3% of the Company's consolidated revenues in 2008.

Operating Expenses—Total operating expenses for 2008 were $27,721,401, a 16% decrease from $33,064,838 in 2007. The decrease resulted primarily from decreased commission expense, which corresponds to decreases in fee and commission income.

Compensation and Benefits—Compensation and benefits expense for 2008 was $2,089,297, a 36% decrease from $3,261,695 in 2007. The decrease results primarily from decreased incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, and a decrease in the number of employees during the twelve month period.

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

Commission Expense—Commission expense for 2008 was $24,390,850, a 13% decrease from $28,190,323 in 2007. The decrease corresponds with the decreases in fee and commission income.

General and Administrative Expenses—Total general and administrative expenses for 2008 were $1,125,767, a decrease of 19% from $1,389,196 in 2007. The decrease is due primarily to a decrease in promotion expenses, license fees and dues paid out by the Company.

Depreciation and Amortization—Depreciation and amortization for 2008 was $115,487, a 48% decrease from $223,624 in 2007. The primary reason for the change was a decrease in amortization of computer software costs.

Interest Expense—Interest expense was $302,369 for 2008, a 9% decrease from $331,687 in 2007.

FINANCIAL CONDITION

On December 31, 2009, the Company's assets aggregated $9,500,728, a decrease of 24% from $12,532,431 in 2008, due to increases in income taxes receivable and long-term assets, offset by decreases in cash and cash equivalents, accounts receivable, goodwill, prepaids, net property and equipment, and other assets. Stockholders equity was $6,494,044 on December 31, 2009, compared to $6,708,250 on December 31, 2008.

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

Cash used by operating activities was $162,907 for the year ended December 31, 2009, as compared to net cash provided by operating activities of $739,023 for the year ended December 31, 2008 and net cash provided by operating activities of $1,568,087 for the year ended December 31, 2007.

Net cash provided by investing activities was $1,424,096 for the year ended December 31, 2009, as compared to net cash used by investing activities of $131,326 for the year ended December 31, 2008 and net cash used by investing activities of $265,356 for the year ended December 31, 2007. During the twelve months ended December 31, 2009, the cash provided by investing activities were the proceeds from the mutual fund division sale, minus office and computer equipment purchased during this time frame.

Net cash used by financing activities was $2,132,559 for the year ended December 31, 2009, as compared to net cash used by financing activities of $910,839 for the year ended December 31, 2008, and net cash used by financing activities of $10,733 for the year ended December 31, 2007. During the year ended December 31, 2009, the Company paid out $91,500 in preferred stock dividends, repaid $26,294 of bank debt, paid $63,450 relating to the acquisition of certain assets of United Heritage Financial Services in 2007, and paid out $2,000,000 for the redemption and call of the subordinate corporate notes.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2009, the Company held $1,968,738 in cash and cash equivalents, as compared to $2,840,108 on December 31, 2008, and $3,143,250 on December 31, 2007. Liquid assets, which consist of cash and cash equivalents, totaled $1,968,738 at December 31, 2009, as compared to $2,840,108 on December 31, 2008, and $3,143,250 on December 31, 2007. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to acquire additional financial services firms, broker recruitment, asset acquisition opportunities for the Company's new oil and gas operations subsidiary, repurchase shares of the Company's common stock, and service debt. Management also expects to realize increases in expenses associated with regulatory compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including increased legal, audit, staff, and consultant expenses as well as increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2009, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Capital Financial Holdings, Inc. (together with its consolidated subsidiary, the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2009, is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits

The following exhibits are filed herewith or incorporated herein by reference as set forth below:

3.1

Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in the Company's Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004 and amended on June 5, 2009).

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

10.7c	Share Purchase Agreement and Change of Advisor—Corridor Investors, LLC and Capital Financial Holdings, Inc.

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date: March 22, 2010	By /s/ Bradley P. Wells
Bradley P. Wells
Chief Executive Officer, Chief Financial Officer and President
(Principal Executive & Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2010	By /s/ Bradley P. Wells
Bradley P. Wells
Chief Executive Officer, Chief Financial Officer and President
(Principal Executive & Financial Officer)

Date: March 22, 2010	By /s/ Jeffrey A. Cummer
Jeffrey A. Cummer
Chairman

Date: March 22, 2010	By /s/ Vance A. Castleman
Vance A. Castleman
Director

Date: March 22, 2010	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: March 22, 2010	By /s/ Gregory G. Philipps
Gregory G. Philipps
Director

Date: March 22, 2010	By /s/ Vaune M. Cripe
Vaune M. Cripe
Director

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF

DECEMBER 31, 2009, 2008 AND 2007

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
TABLE OF CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7— F-8

Notes to Consolidated Financial Statements	F-9— F-24

ADDITIONAL INFORMATION

Report of Independent Registered Public Accounting Firm	F-25

Selected Financial Data	F-26

Quarterly Results of Consolidated Operations (Unaudited)	F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Capital Financial Holdings, Inc. and Subsidiary
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 19, 2010

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$1,968,738	$2,840,108
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2009 and 2008)	1,242,630	1,559,173
Income taxes receivable	173,502	28,181
Deferred tax asset—current	45,032	-
Current portion of long-term receivable	254,247	-
Prepaids	27,849	74,824

Total current assets	$3,711,998	$4,502,286

LONG-TERM ASSETS
LT receivable-MF Division Sale	$762,740	$-
Less: current portion shown above	(254,247)	-

Total long-term assets	$508,493	$-

PROPERTY AND EQUIPMENT	$1,711,245	$2,302,375
Less accumulated depreciation	(536,395)	(998,871)

Net property and equipment	$1,174,850	$1,303,504

OTHER ASSETS
Goodwill	$3,431,641	$5,540,781
Deferred tax asset—non-current	474,755	985,145
Other assets (net of accumulated amortization	198,991	200,715
of $209,422 for 2009 and $194,355 for 2008)

Total other assets	$4,105,387	$6,726,641

TOTAL ASSETS	$9,500,728	$12,532,431

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2009	2008
CURRENT LIABILITIES
Service fees payable	$-	$55,154
Accounts payable	103,726	315,344
Commissions payable	1,115,134	1,242,331
Other current liabilities	54,765	222,312
Current portion of long-term debt	278,117	286,797

Total current liabilities	$1,551,742	$2,121,938

LONG-TERM LIABILITIES
Note payable	$307,902	$334,196
Subordinate corporate notes	-	2,000,000
Convertible promissory note	950,000	950,000
Other long-term liabilities	475,157	704,844
Less current portion of long-term debt	(278,117)	(286,797)

Total long-term liabilities	$1,454,942	$3,702,243

TOTAL LIABILITIES	$3,006,684	$5,824,181

STOCKHOLDERS' EQUITY
Series A Preferred stock—5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital—series A preferred stock	1,524,695	1,524,695
Common stock—1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital—common stock	10,396,335	10,374,028
Receivable - unearned ESOP shares	-	(48,685)
Accumulated deficit	(5,428,737)	(5,143,539)

TOTAL STOCKHOLDERS' EQUITY	$6,494,044	$6,708,250

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,500,728	$12,532,431

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING REVENUES
Fee income	$1,062,492	$1,551,245	$2,127,388
Commission income	16,313,213	25,869,214	29,198,732
Other income	527,069	975,877	541,470
Total revenue	$17,902,774	$28,396,336	$31,867,590

OPERATING EXPENSES
Compensation and benefits	$1,786,179	$2,089,297	$3,261,695
Commission expense	15,223,613	24,390,850	28,190,323
General and administrative expenses	1,008,149	1,125,767	1,389,196
Sub-advisory expenses	28,341	-	-
Depreciation and amortization	100,369	115,487	223,624
Total operating expenses	$18,146,651	$27,721,401	$33,064,838

OPERATING INCOME (LOSS)	$(243,877)	$674,935	$(1,197,248)

OTHER EXPENSES
Loss on investment	$(31,876)	$-	$-
Interest expense	(212,552)	(302,369)	(331,687)
Net other expenses	$(244,428)	$(302,369)	$(331,687)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(488,305)	$372,566	$(1,528,935)

INCOME TAX BENEFIT (EXPENSE)	191,416	(146,046)	599,343

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(296,889)	$226,520	$(929,592)

DISCONTINUED OPERATIONS
Income from operation of discontinued mutual fund segment (net of tax)	$(125,211)	$1,576,389	$1,512,805
Goodwill impairment expense	-	(5,312,606)	-
Gain on disposal of mutual fund segment	228,402	-	-
Total discontinued operations (net of tax)	$103,191	$(3,736,217)	$1,512,805

NET INCOME (LOSS)	$(193,698)	$(3,509,697)	$583,213

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.02)	$.01	$(.07)
Diluted	$(.02)	$.01	$(.07)
SHARES USED IN COMPUTING NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,541,585	14,519,372	14,359,162
Diluted	14,541,585	17,587,107	14,359,162
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(.02)	$(.25)	$.03
Diluted	$(.02)	$(.25)	$.03
SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	14,541,585	14,519,372	14,359,162
Diluted	14,541,585	14,519,372	18,384,834

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Amounts			Shares
	2009	2008	2007	2009	2008	2007
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital

Balance, beginning of year	$10,375,474	$10,286,346	$9,969,345	14,455,943	14,455,943	13,717,146
Common stock issued	57,097	90,000	239,301	-	-	738,797
Stock option valuation	-	-	77,700	-	-	-
Purchase of common stock	(34,791)	(872)	-	-	-	-
Balance, end of year	$10,397,780	10,375,474	$10,286,346	14,455,943	14,455,943	14,455,943

Accumulated deficit
Balance, beginning of year	$(5,143,539)	(1,542,342)	$(2,034,055)
Net income (loss)	(193,698)	(3,509,697)	583,213
Preferred dividends	(91,500)	(91,500)	(91,500)
Balance, end of year	$(5,428,737)	(5,143,539)	$(1,542,342)

ESOP activity
Balance, beginning of year	$(48,685)	(55,379)	$(62,072)
Repayments from ESOP	48,685	6,694	6,693
Balance, end of year	$-	(48,685)	$(55,379)

Accumulated other comprehensive income

Balance, beginning of year	$-	-	$(10)
Change in unrealized gain (loss) on available-for-sale securities	-	-	10
Balance, end of year	$-	-	$-

Total stockholders' equity	$6,494,044	6,708,250	$10,213,625

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(193,698)	$(3,509,697)	$583,213
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation	85,302	115,488	223,624
Amortization	15,067	-	-
Goodwill impairment expense	-	5,312,606	-
Loss on investment	31,876	-	-
Sales commissions amortized	-	151,693	443,301
Compensation expense - options	-	-	77,700
Gain on allocation of ESOP shares	(34,791)	-	-
Gain on disposal of discontinued operations	(228,402)	-	-
Loss on disposal of assets	67,860	-	813
Gain on sale of available-for-sale securities	-	-	11
Effects on operating cash flows due to changes in:
Accounts receivable	316,543	632,453	(397,981)
Income taxes receivable	(145,321)	(28,181)	780
Prepaids	46,975	(5,057)	19,127
Deferred sales commissions capitalized, net of CDSC collected	-	13,433	(439,741)
Deferred tax asset	405,541	(840,426)	197,109
Other assets	31,657	(587)	(99,948)
Service fees payable	(55,154)	(68,570)	8,499
Accounts payable	(211,618)	(272,177)	325,754
Income taxes payable	-	(20,512)	20,512
Other liabilities	(294,744)	(741,443)	605,314

Net cash provided (used) by operating activities	$(162,907)	$739,023	$1,568,087

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investment	$(76,876)	$-	$-
Purchase of property and equipment	(24,508)	(131,326)	(184,255)
Proceeds from sale of property and equipment	-	-	5
Purchase of available-for-sale securities	-	-	(2)
Proceeds from sale of available-for-sale securities	-	-	215
Proceeds on sale of mutual fund division	1,525,480	-	-
Purchase of goodwill	-	-	(81,319)

Net cash provided (used) by investing activities	$1,424,096	$(131,326)	$(265,356)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	$-	$-	$64,301
Short-term borrowing	-	-	120,085
Repayments from ESOP	48,685	6,694	6,693
Redemption of common stock	-	(872)	-
Reduction of long-term liability	(63,450)	(129,872)	(78,058)
Reduction of short-term borrowing	-	(110,085)	(10,000)
Dividends paid	(91,500)	(91,500)	(91,500)
Reduction of notes payable	(26,294)	(24,204)	(22,251)
Redemption of commercial notes	-	(561,000)	-
Reduction of subordinate corporate notes	(2,000,000)	-	-

Net cash used by financing activities	$(2,132,559)	$(910,839)	$(10,730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(871,370)	$(303,142)	$1,292,001
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,840,108	3,143,250	1,851,249
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,968,738	$2,840,108	$3,143,250

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$382,135	$327,951	$332,035
Income taxes	$276,768	$510,349	$219,335
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Change in unrealized gain (loss) on available-for-sale securities	$-	$-	$10
Increase in long-term receivable	$762,740	$-	$-
Increase (decrease) in goodwill	$(109,140)	$(59,161)	$1,038,427
Increase (decrease) in other long-term liabilities	$(166,237)	$(149,161)	$863,427
Increase in common stock	$57,097	$90,000	$175,000
Compensation expense—options	$-	$-	$77,700
Preferred stock dividends declared	$22,875	$22,875	$22,875
Goodwill impairment expense	$-	$5,312,606	$-

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 1—NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and significant accounting policies of Capital Financial Holdings, Inc., (formerly known as Integrity Mutual Funds, Inc.) and it's Subsidiary are presented to assist in understanding the Company's consolidated financial statements.

Nature of operations—Capital Financial Holdings, Inc., and its Subsidiary (the "Company") was established in September 1987 as a North Dakota corporation. The Company derives its revenue from investment advisory fees as well as commissions earned from sales of mutual funds, insurance products, and various other securities through it's Subsidiary Capital Financial Services, Inc. Headquartered in Minot, North Dakota, the Company is marketing its services throughout the United States.

Principles of consolidation—The consolidated financial statements include the accounts of Capital Financial Holdings, Inc., and its wholly owned subsidiary, Capital Financial Services, Inc. ("CFS"). All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

Concentrations—Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through CFS, the Company's broker-dealer subsidiary. The company's revenues are largely dependent on the sales activity of registered representatives operating as independent contractors. Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

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

Revenue recognition—Commission income and the related clearing expenses are recorded on a trade-date basis as securities transactions occur.

Stock-based compensation—In December of 2005, the Company adopted the Financial Accounting Standards Board ("FASB") accounting and reporting standards for share-based payment which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

Cash and cash equivalents—The Company's policy is to record all liquid investments with original maturities of three months or less as cash equivalents. Liquid investments with maturities greater than three months are recorded as investments.

Accounts receivable—The Company's receivables consist primarily of concessions related to registered representative activity. Management evaluates the need for an allowance for doubtful accounts by identifying troubled accounts and using historical experience. Accounts receivable are written off when management deems them uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company does not charge interest on its receivables.

Goodwill—The Company accounts for goodwill under the FASB accounting and reporting standards for goodwill and other intangible assets, which requires that goodwill and indefinite-lived other intangible assets deemed to have an indefinite useful life be assessed annually for impairment using fair value measurement techniques.

Property and equipment—Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives as follows:

Equipment	5-7 years
Building	40 years

Other assets—Other assets include debt issue costs and other miscellaneous assets. Debt issue costs are amortized over the life of the corresponding debt.

Advertising—Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $27,903 in 2009, $116,303 in 2008 and $79,043 in 2007.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 14,541,585 in 2009, in 14,519,372 2008 and 14,359,162 in 2007. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, and written put options. The weighted average shares outstanding used in computing diluted earnings per common share were 14,541,585 in 2009, in 14,519,372 2008 and 18,384,834 in 2007.

Income taxes—The Company files a consolidated income tax return with its wholly owned subsidiary. The amount of deferred tax benefit or expense is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates. Deferred tax benefits or expenses are recognized in the financial statements for the changes in deferred tax assets between years. The Company's policy is to evaluate the likelihood that its uncertain tax positions will prevail upon examination based on the extent to which those positions have substantial support within the Internal Revenue Code and Regulations, Revenue Rulings, court decisions, and other evidence. It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they were filed.

Reclassification—Certain amounts from 2007 and 2008 have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the Company's net income.

Recent Accounting Developments—In July 2009, the FASB launched the FASB Accounting Standards Codification (the Codification) as the single source of Generally Accepted Accounting Principals ("GAAP"). While the Codification did not change GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification was effective for the firm for the third quarter of fiscal 2009 and did not have an effect on the Company's financial condition, results of operations or cash flows.

In December 2007, the FASB issued amended accounting principles related to business combinations, which changed the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the amended principles require that the acquiring company measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. These amended accounting principles applied to the Company's business combinations beginning in the first quarter of fiscal 2009. Adoption did not affect the Company's financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.

In December 2007, the FASB issued amended accounting principles related to noncontrolling interests in consolidated financial statements, which require that ownership interests in consolidated subsidiaries held by parties other than the parent (i.e., noncontrolling interests) be accounted for and presented as equity, rather than as a liability or mezzanine equity. These amended accounting principles were effective for the Company's beginning in the first quarter of fiscal 2009. Adoption did not have a material effect on the Company's financial condition, results of operations or cash flows.

In June 2008, the FASB issued amended accounting principles related to determining whether an instrument (or embedded feature) is indexed to an entity's own stock. These amended accounting principles provide guidance about whether an instrument (such as the Company's outstanding common stock warrants) should be classified as equity and not subsequently recorded at fair value. The Company adopted these amended accounting principles in the first quarter of fiscal 2009. Adoption did not affect the Company's financial condition, results of operations or cash flows.

In April 2009, the FASB issued amended accounting principles related to recognition and presentation of other-than-temporary impairments. These amended principles prescribe that only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Previously, the entire other-than-temporary impairment was recognized in current period earnings. The Company adopted these amended accounting principles in the second quarter of fiscal 2009. Adoption did not have a material effect on the Company's financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements." ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. ASU No. 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will not affect the Company's financial condition, results of operations or cash flows.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2009 and 2008 consist of the following:

	Current Maturity	Current Interest Rate
			Amount
			2009	2008
Cash in checking	Demand	-	$852,483	$2,830,231
Cash in savings	Demand	0.50%	1,116,255	9,877
			$1,968,738	$2,840,108

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008, consists of the following:

	2009	2008
Office furniture and equipment	$301,631	$892,919
Building and land	1,409,614	1,409,456
	$1,711,245	$2,302,375
Accumulated depreciation and amortization	(536,395)	(998,871)
	$1,174,850	$1,303,504

Depreciation expense totaled $85,302, $98,667 and $90,050 in 2009, 2008 and 2007, respectively.

NOTE 4—BUSINESS ACQUISITIONS

Purchase Combinations—

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund. The two funds had combined assets of approximately $57 million at the time of acquisition. The purchase agreement called for total consideration of approximately 656,000 common shares of the Company. The Company provided IPS Advisory with 250,000 common shares upon closing. The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows: 203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date. The shares are subject to a put option, which will allow the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share. The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date. The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule: 150,000 options on the Company's common shares when assets of the Fund reach $100 million and 150,000 options on the Company's common shares when the assets of the Fund reach $200 million. The options will have a strike price of $.65 per share and mature 10 years from the closing date. The securities issued in connection with this transaction will be issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary. In April of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. As of December of 2009, the liability relating to this acquisition was valued at $49,967.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly-owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted IMFD shares and pay a deferred earn out cash payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2009, the Company had made eleven quarterly installment payments totaling $253,871. The liability relating to this acquisition is valued at $425,190 as of December 31, 2009, and has also been recorded by the Company as goodwill. As of December 31, 2009, the total goodwill recorded relating to this acquisition was $952,889.

NOTE 5—LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008 was as follows:

		Current Portion
	Rate		2009	2008
Long-term debt:
First Western Bank	6.50%	30,085	307,902	334,196
Subordinate corporate notes	9.25%	-	-	2,000,000
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		248,032	475,157	704,844

Totals		$278,117	$1,733,059	$3,989,040

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

Subordinate Corporate Notes—The Company approved a $2 million intra-state subordinate corporate note offering limiting the sale in North Dakota, to North Dakota residents only. The subordinate corporate notes did not represent ownership in the Company. On June 23, 2009 and July 30, 2009 redemptions were processed, totaling $200,000 and $300,000 respectively. On September 30, 2009 the Company elected pursuant to the terms of its Corporate Note obligations to call and prepay its remaining $1,500,000 Corporate Note obligation. This amount consists of all of outstanding Corporate Notes originally due January 1, 2011. By prepaying the Corporate Notes from available cash, the current asset position of the Company was reduced by $1,591,613 and the Corporate Note liability of the same amount was eliminated. There was no prepayment charge or other cost to the Company associated with the prepayment.

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

The aggregate amount of required future payments on the above long-term debt at December 31, 2009, is as follows:

Year ending December 31,
2010	$297,292
2011	229,260
2012	96,385
2013	49,260
Thereafter	1,060,862

Total due	$1,733,059

NOTE 6—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2009	2008	2007
Current income tax benefit (expense):
Federal	$-	$(329,803)	$(207,400)
State	(13,096)	(86,812)	(26,352)
Total current tax benefit (expense)	$(13,096)	$(416,615)	$(233,752)
Deferred tax benefit (expense):
Federal	$181,198	$239,724	$738,122
State	23,314	30,845	94,973
Total deferred tax benefit (expense)	$204,512	$270,569	$833,095

Total provision for income tax
benefit (expense)	$191,416	$(146,046)	$599,343

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

Deferred tax assets (liabilities) were comprised of the following:

	2009	2008	2007
Deferred tax asset:
Net operating and capital loss carry forwards	$52,139	$20,767	$37,892
Goodwill impairment adjustment	-	995,920	-
Stock option compensation	583,374	583,374	583,374
Total deferred tax assets	$635,513	$1,600,061	$621,266

Deferred tax liabilities:
Accumulated depreciation	$37,502	$74,545	$62,624
Accumulated amortization	78,224	540,371	413,923
Total deferred tax liabilities	$115,726	$614,916	$476,547

Net deferred tax asset	$519,787	$985,145	$144,719

Net deferred tax asset—current	$45,032	$-	$-
Net deferred tax asset—non-current	$474,755	$985,145	$144,719
Net deferred tax asset	$519,787	$985,145	$144,719

A reconciliation of the difference between the expected income tax benefit (expense) computed at the U.S. statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

	2009		2008		2007
Federal tax benefit (expense) at statutory rates	$(105,000)	(35%)	$1,360,000	35%	$(356,000)	(35%)
State tax benefit (expense), net of federal tax effect	(15,000)	(5%)	194,000	5%	(51,000)	(5%)
Tax impact of goodwill impairment expense	-	-	(1,086,621)	(28%)	-	-
Net tax impact of discontinued operations	311,416	104%	(522,816)	(14%)	1,034,045	101%
Other	-	-	(90,609)	(2%)	(27,702)	(3%)

Actual tax benefit (expense)	$191,416	64%	$(146,046)	(4%)	$599,343	58%

Included in "other" are amounts separately allocated to stockholders' equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale, ESOP plan activity, and effects of stock-based employee compensation and other adjustments for the years ended December 31, 2009, 2008 and 2007.

NOTE 7—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 2,098,000 warrants as of December 31, 2009.

In addition to the warrants discussed above, the Company has also issued warrants to purchase 600,000 common shares in March of 2004 at an exercise price of $.60 per share. These options are considered to be fully vested and have a contractual expiration date of September 1, 2010. 100,000 warrants were exercised in 2007, leaving an outstanding balance of 500,000 warrants as of December 31, 2009.

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

In December of 2005, the Company adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. Total compensation costs and deferred tax benefits recognized for stock-based compensation awards were as follows:

	2009	2008	2007
Compensation costs	$-	$-	$77,700
Less: deferred tax benefit	-	-	30,440
Compensation costs, net of taxes	$-	$-	$47,260

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model. The expected life of options granted range from 5 years to 10 years. The following are the weighted average assumptions for each year:

	2009	2008	2007
Risk-free interest rate	-	-	4.59%
Expected dividend yield	-	-	0%
Expected stock price volatility	-	-	80%
Expected life of options	-	-	6 years

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2007	5,758,113	$.53	$.27	$608,000
Granted	130,000.86		.60
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2007	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2008	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2009	5,888,113	$.54	$.28	$-

Exercisable options at the end of 2009, 2008, and 2007 were 5,888,113, respectively. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .00 to $ .49	1,380,000	Perpetual	$.42	1,380,000	$.42
$ .50 to $ .99	3,935,000	6*	$.52	3,935,000	$.52
$1.00 to $1.50	573,113	6*	$1.01	573,113	$1.01
$ .00 to $ 1.50	5,888,113	6*	$.54	5,888,113	$.54

*Excludes options with a perpetual life

NOTE 8—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $10,639, $11,807, and $10,070 for the years ended December 31, 2009, 2008, and 2007, respectively. The matching contributions paid by the Company were $77,820, $105,669 and $110,194 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999. Pursuant to the ESOP, each year the Company will determine the amount to contribute to the plan. Contributions are made at the discretion of the Board of Directors. To be eligible to participate in the plan, an employee must have completed one year of service and have attained age 21.

During 2001, the ESOP purchased 208,000 shares of the Company's common stock, at a weighted average price of $.48 per share. The purchase was funded with a loan of $100,000 from the Company, which is collateralized by the unallocated Company shares owned by the ESOP. As of December 31, 2009 this loan has been paid in full and all shares purchased by this loan have been allocated to employees.

Total ESOP contribution expense recognized was $18,231, $8,813 and $11,800 for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 9—NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiary Capital Financial Services, Inc. is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2009, this subsidiary had net capital of $479,353; a minimum net capital requirement of $89,772; excess net capital of $389,581 and a ratio of aggregate indebtedness to net capital of 2.81 to 1. This subsidiary is exempt from the reserve requirements of Rule 15c3-3.

NOTE 10—COMMITMENTS AND CONTINGENCIES

The Company entered into a three-year lease for office space in Huntington, New York on June 1, 2004. The monthly lease payments were $1,500 for the first two years, and $1,545 for the third year. The lease expired on May 31, 2007, and the Company no longer leases office space in Huntington, New York. Total rent expense was $0, $0, and $6,180 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company has various leases for office equipment that expire over the next several years through 2012. The total rent expense for these leases was $42,700, $44,000, and $34,000 for December 31, 2009, 2008 and 2007 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2009.

Years ending December 31,
2010	$23,496
2011	22,557
2012	1,330
2013	-
Total minimum future rental payments	$47,383

NOTE 11—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2009, 2008, and 2007, are as follows:

	Capital Financial Holdings, Inc.	Broker-Dealer Services	Total

Balance as of January 1, 2007	$7,314,049	$2,478,752	$9,792,801
Goodwill acquired during the period	-	1,156,320	1,156,320
Goodwill acquisition price adjustment during the period (see Note 4)	(1,443)	(35,130)	(36,573)
Impairment losses	-	-	-
Balance as of December 31, 2007	$7,312,606	$3,599,942	$10,912,548
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	-	(59,161)	(59,161)
Impairment losses	(5,312,606)	-	(5,312,606)
Balance as of December 31, 2008	$2,000,000	$3,540,781	$5,540,781
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	-	(109,140)	(109,140)
Reduction in Goodwill as a result of mutual fund segment sale	(2,000,000)	-	(2,000,000)
Balance as of December 31, 2009	$-	$3,431,641	$3,431,641

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

In December of 2008, as a result of ongoing volatility in the financial industry and a significant reduction in assets under management in the Company's sponsored mutual funds, the Company determined it was necessary to perform an interim goodwill impairment test. At that time the Company recorded a non-cash goodwill impairment loss of $5,312,606 in the Mutual Fund Services segment. The fair value of that reporting unit was estimated by using an independent third-party appraisal.

NOTE 12—FAIR VALUE DISCLOSURES

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value in three broad levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

•	Level 2 inputs are inputs (other than quoted prices included within level 1) that are observable for the asset or liability, either directly or indirectly.

•

Level 3 are unobservable inputs for the asset or liability and rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company's own data.)

The application of valuation techniques applied to similar assets and liabilities has been consistently applied. The following is a description of the valuation methodologies used for instruments measured at fair value:

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the codification hierarchy (as described above) as of December 31, 2008, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008.

	Carrying Value at December 31, 2008				Year ended December 31, 2008
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,000,000	$-	$-	$2,000,000	$5,312,606

Losses of $5,312,606 represent an impairment charge related to the goodwill of the Mutual Fund Services segment. The fair value of the goodwill was estimated by utilizing an independent third-party appraisal (See Note 11—Goodwill).

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client's investment in the Omega 2007 Drilling Program 1, LP. This limited partnership carries a "presentment" feature which will allow CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature will become available three years from the date of the first income distribution, which was December of 2007. The fair market value of this $76,876 investment is estimated to be $45,000; however this amount could fluctuate with the prices of oil and natural gas. CFS will continue to carry the investment on its books at the $45,000 value until the "presentment" feature can be utilized.

	Carrying Value at December 31, 2009				Year ended December 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$76,876	$-	$-	$45,000	$31,876

The loss of $31,876 represents the original purchase price of the investment minus its current fair market value.

Reconciliation of Level 3 Balances:

Balance 1-1-09	$2,000,000
Sale of goodwill as part of the sale of the mutual fund segment	(2,000,000)
Purchase of other investment	76,876
Impairment loss on other investment	(31,876)
Balance 12-31-09	$45,000

NOTE 13—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(296,889)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders— Basic earnings per share	(388,389)	14,541,585	(.02)
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders— Diluted earnings per share	$(388,389)	14,541,585	(.02)
	For the Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income from continuing operations	$226,520
Less: preferred stock dividends	(91,500)
Income available to common stockholders— Basic earnings per share	135,020	14,519,372	$.01
Effect of dilutive securities:
Options and warrants	-	17,735
Preferred stock dividends	91,500	3,050,000
Income available to common stockholders— Diluted earnings per share	$226,520	17,587,107	$.01
	For the Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(929,592)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders— Basic earnings per share	(1,021,092)	14,359,162	$(.07)
Effect of dilutive securities:
Options and warrants	-	-
Convertible promissory note	-	-
Loss available to common stockholders— Diluted earnings per share	$(1,021,092)	14,359,162	$(.07)

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at December 31, 2009, but were not included in the computation of earnings per share for the year ended December 31, 2009. The options and warrants were not included in the calculation because their exercise prices were greater than the average market price of the common shares during the period.

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

The Series A preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 2009, because their effect was anti-dilutive.

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

The convertible promissory note was not included in the computation of diluted earnings per share for the year ended December 31, 2009, because the conversion price was greater than the average market price of the common shares during those periods.

NOTE 14—COMPREHENSIVE INCOME (LOSS)

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

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders' equity:

For the Year Ended December 31, 2009
Net Loss	$(193,698)
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	-
Total Comprehensive Loss	$(193,698)

For the Year Ended December 31, 2008
Net Loss	$(3,509,697)
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	-
Total Comprehensive Loss	$(3,509,697)

For the Year Ended December 31, 2007
Net Income	$583,213
Other Comprehensive Income (Loss), net of tax:	-
Unrealized gain on securities	10
Total Comprehensive Income	$583,223

NOTE 15—RISKS AND UNCERTAINTIES

The Company has a concentration of credit risk for cash deposits at various financial institutions. These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The maximum loss that could have resulted from the risk was insignificant as of December 31, 2009.

NOTE 16—RELATED PARTY TRANSACTIONS

Mr. Jeffrey A. Cummer was elected a director of Capital Financial Holdings, Inc. on June 1, 2006. Mr. Cummer is president and senior portfolio manager of SMH Capital Advisors, Inc. During 2007 and 2008, Capital Financial Holdings, Inc. paid monthly sub-advisory fees to SMH Capital Advisors, Inc. for advisory services provided to some of the Funds. On March 4, 2008, SMH Capital Advisors was notified that the Board of Trustees of The Integrity Funds had approved the termination of the sub-advisory agreements between Integrity Money Management, Inc., and SMH Capital Advisors. Sub-advisory payments made to SMH Capital Advisors, Inc. totaled $0 in 2009, $246,248 in 2008 and $699,230 in 2007.

In May of 2006, Xponential, Inc. issued a tender offer to purchase up to 3,000,000 shares of Capital Financial Holdings, Inc. common shares at a purchase price of $0.40 per share. At the close of the tender offer, Xponential, Inc. had obtained 1,323,642 shares, representing approximately 9.76% of the outstanding Capital Financial Holdings Inc. common shares. Mr. Cummer is Chief Executive Officer and Chairman of the Board of Xponential, Inc.

In October of 2006, Capital Financial Holdings Inc. issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement. The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company. The conversion price shall be equal to $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016. PawnMart, Inc. is a wholly owned subsidiary of Xponential, Inc. Mr. Cummer is Chairman of the Board and Executive Vice President of PawnMart, Inc. Interest payments made to PawnMart, Inc. relating to this note totaled $61,750 in 2009 and 2008, and $62,436 in 2007, respectively.

Mr. Steven D. Lysne was elected a director of Capital Financial Holdings, Inc. on May 27, 2005. On February 11, 2008, Steven D. Lysne announced his resignation from the Board of Directors effective upon the Annual Meeting of Shareholders of the Company. Mr. Lysne is CEO and general manager of SRT Communications, Inc. Capital Financial Holdings, Inc. pays SRT Communications, Inc. for telephone and internet services. Payments made to SRT Communications, Inc. totaled $63,702 in 2009, $79,563 in 2008, and $65,817 in 2007.

On January 24, 2007, the Company announced the retirement of Robert E. Walstad, the Company's founder, chief executive officer, and chairman of the board of directors, effective February 1, 2007. In connection with Mr. Walstad's retirement, the Company entered into a separation agreement with Mr. Walstad. Under the terms of the separation agreement, subject to Mr. Walstad meeting his obligations thereunder in all respects, Mr. Walstad is entitled to receive a cash payment in the amount of $274,500, options to purchase 60,000 common shares, and certain commission payments. The $274,500 separation payment was expensed in February of 2007. Mr. Walstad has not been involved with management or as a member of the board of directors of the Company since February 1, 2007. With respect to the Definitive Agreement between the Company and Corridor Investors, LLC, described in Note 17—Discontinued Operations, below, Mr. Walstad is the Limited Liability Manager of Corridor Investors, LLC and executed the described agreement on behalf of Corridor Investors, LLC.

NOTE 17—DISCONTINUED OPERATIONS

On March 6, 2009, Capital Financial Holdings, Inc. (the "Company") entered into a Definitive Agreement (the "Agreement") with Corridor Investors, LLC ("Buyer"), pursuant to which Buyer agreed to purchase from Seller, and Seller agreed to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies'); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement was to facilitate a change in advisor as well as to transfer, together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. As of July 31, 2009, the required Fund shareholder approval from the various Funds had been received to consummate the change in advisor along with the transfer of the mutual fund service to the Buyer. As per the Agreement, at closing on July 31, 2009, the Buyer paid $1,525,480 (60 BPS of the aggregate net assets, totaling $254,246,597 as of July 30, 2009) to the Company and will pay three additional payments consisting of 10 BPS of the aggregate net assets as of July 30, 2010, 2011, and 2012 over the next three years. With the closing and transfer of entities, the Company is no longer involved in the mutual fund service business. The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc. As a result of the transfer, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc., which constitutes the mutual fund division of the Company, will be reflected in the Company's future consolidated financial statements as a discontinued operation.

The results of the mutual fund segment are reported in the Company's Consolidated Statements of Operations separately as discontinued operations. In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

Mutual Fund Segment

	December 31, 2009	December 31, 2008	December 31, 2007
Revenues	$2,058,425	$4,152,890	$6,974,641
Income from operation of discontinued mutual fund segment	560,864	1,053,573	2,546,850
Goodwill impairment expense	-	(5,312,606)	-
Gain on disposal of discontinued operations	228,402	-	-
Discontinued operations before taxes	789,266	(4,259,033)	2,546,850
Tax benefit (expense) of discontinued operations	(686,075)	522,816	(1,034,045)
Total gain (loss) on discontinued operations, net of tax	$103,191	$(3,736,217)	$(1,512,805)

NOTE 18—LITIGATION

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products. In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company's sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC. and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have financial difficulties. Additionally, difficult economic conditions in general and the stock market decline have contributed to decline in broker-dealer subsidiary client portfolio values. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to regulatory scrutiny and a number of recently instituted legal or arbitration proceedings, including two recently instituted proceedings seeking certification as class actions which name the Company as one of a number of defendants and allege various securities or conduct violations, one with respect to private placements of Medical Capital Corporation and related issuer entities and the other with regard to private placements of Provident Royalties, LLC and related issuer entities. The Company intends to vigorously contest the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result.

NOTE 19—SUBSEQUENT EVENTS

On February 22, 2010, the Board of Directors of Capital Financial Holdings, Inc. authorized the formation of a new wholly owned subsidiary, Capital Energy Resources, Inc. Capital Energy Resources, Inc. will be located in Minot, North Dakota, operate as an oil and gas operating company and seek opportunities in petroleum and natural gas exploration and production.

Other than the item mentioned above, no significant events have occurred subsequent to the Company's year end. Subsequent events have been evaluated through March 18, 2010, which is the date these financial statements were issued.

ADDITIONAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON ADDITIONAL INFORMATION

To the Stockholders and Directors
Capital Financial Holdings, Inc. and Subsidiary
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Capital Financial Holdings, Inc. and Subsidiary for the years ended December 31, 2009, 2008 and 2007, appears on page F-1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on page F-26, related to the 2009, 2008 and 2007 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2009, 2008 and 2007, taken as a whole.

We also have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2007, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended December 31, 2006 and 2005, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page F-26 relating to the 2007 balance sheet, and the 2006 and 2005 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 19, 2010

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
SELECTED FINANCIAL DATA *
FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

	2009	2008	2007	2006	2005
Operating revenue	$17,902,774	$32,549,226	$38,842,231	$27,020,574	$19,495,652

Operating income (loss)	$(243,877)	$(3,584,098)	$1,349,602	$298,310	$(149,229)

Income tax benefit (expense)	$(274,759)	$376,770	$(434,702)	$(11,091)	$118,750

Basic earnings (loss) per share	$(.02)	$(.25)	$.03	$(.01)	$(.03)

Diluted earnings (loss) per share	$(.02)	$(.25)	$.03	$(.01)	$(.03)

Total assets	$9,500,728	$12,532,431	$18,114,830	$15,466,130	$15,192,914

Long-term obligations	$1,733,059	$3,989,040	$4,853,277	$4,090,158	$4,138,745

Shareholders' equity	$6,494,044	$6,708,250	$10,213,625	$9,398,208	$9,403,721

Dividends paid	$0	$0	$0	$0	$0

*Excludes discontinued operations of the mutual fund division.

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED) *

	Quarter Ended
	3-31-09	6-30-09	9-30-09	12-31-09
Revenues	$5,114,009	$5,389,687	$4,588,517	$4,584,615
Operating income (loss)	(42,296)	366,741	2,926	(31,259)
Other income (expense)	(67,688)	(66,035)	(58,151)	(52,554)
Income tax benefit (expense)	(37,157)	(92,206)	(378,147)	21,153
Net income (loss)	(147,141)	208,499	(192,496)	(62,560)

Per Share
Operating income (loss)	(.00)	.02	(.00)	(.00)
Other income (expense)	(.01)	(.01)	(.01)	(.01)
Income tax benefit (expense)	(.00)	(.01)	(.03)	(.00)

	Quarter Ended
	3-31-08	6-30-08	9-30-08	12-31-08
Revenues	$9,487,056	$9,260,788	$7,660,078	$6,141,304
Operating income (loss)	568,758	678,592	305,406	(5,136,853)
Other income (expense)	(82,824)	(82,074)	(69,255)	(68,216)
Income tax benefit (expense)	(201,647)	(259,997)	(107,001)	945,415
Net income (loss)	284,287	336,521	129,149	(4,259,654)

Per Share
Operating income (loss)	.04	.04	.02	(.35)
Other income (expense)	(.01)	(.01)	(.00)	(.00)
Income tax benefit (expense)	(.01)	(.02)	(.01)	.07

	Quarter Ended
	3-31-07	6-30-07	9-30-07	12-31-07
Revenues	$8,306,379	$10,548,146	$10,356,600	$9,631,106
Operating income (loss)	(272,960)	588,728	561,116	472,718
Other income (expense)	(81,085)	(83,843)	(83,670)	(83,089)
Income tax benefit (expense)	122,474	(203,824)	(193,095)	(160,257)
Net income (loss)	(231,571)	301,061	284,351	229,372

Per Share, Basic
Operating income (loss)	(.02)	.04	.04	.03
Other income (expense)	(.00)	(.01)	(.01)	(.00)
Income tax benefit (expense)	.01	(.02)	(.01)	(.01)
Per Share, Diluted
Operating income (loss)	(.01)	.03	.03	.02
Other income (expense)	(.00)	(.01)	(.01)	(.00)
Income tax benefit (expense)	.01	(.01)	(.01)	(.01)

(1) For calculating per share amounts, basic and diluted common share are not materially different.

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

*Excludes discontinued operations of the mutual fund division.