Form 10-Q
period 2010-03-31
Capital Financial Holdings, Inc
filed 2010-05-10
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes	[ ]	No	[X]

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

As of April 30, 2010, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$1,997,552	$1,968,738
Accounts receivable (net of an allowance of $24,000 for 2010 and 2009)	1,357,415	1,242,630
Income taxes receivable	179,425	173,502
Deferred tax asset—current	23,521	45,032
Current portion of long-term receivable	254,247	254,247
Prepaids	37,036	27,849

Total current assets	$3,849,196	$3,711,998

LONG-TERM ASSETS
LT receivable—MF Division Sale	$762,740	762,740
Less: current portion shown above	(254,247)	(254,247)

Total long-term assets	$508,493	508,493

PROPERTY AND EQUIPMENT	$1,718,403	$1,711,245
Less accumulated depreciation	(553,953)	(536,395)

Net property and equipment	$1,164,450	$1,174,850

OTHER ASSETS
Goodwill	$3,405,151	$3,431,641
Deferred tax asset—non-current	462,776	474,755
Other assets (net of accumulated amortization	208,277	198,991
of $213,405 for 2010 and $209,422 for 2009)

Total other assets	$4,076,204	$4,105,387

TOTAL ASSETS	$9,598,343	$9,500,728

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	March 31,	December 31,
	2010	2009

CURRENT LIABILITIES
Accounts payable	$92,949	$103,726
Commissions payable	1,395,280	1,115,134
Other current liabilities	58,113	54,765
Current portion of long-term debt	279,039	278,117

Total current liabilities	$1,825,381	$1,551,742

LONG-TERM LIABILITIES
Note payable	$300,541	$307,902
Convertible promissory note	950,000	950,000
Other long-term liabilities	430,602	475,157
Less current portion of long-term debt	(279,039)	(278,117)

Total long-term liabilities	$1,402,104	$1,454,942

TOTAL LIABILITIES	$3,227,485	$3,006,684

STOCKHOLDERS' EQUITY
Series A preferred stock—5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital—series A preferred stock	1,524,695	1,524,695
Common stock—1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital—common stock	10,396,334	10,396,335
Accumulated deficit	(5,551,922)	(5,428,737)

TOTAL STOCKHOLDERS' EQUITY	$6,370,858	$6,494,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,598,343	$9,500,728

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,

	2010	2009
OPERATING REVENUES
Fee income	$245,365	$257,776
Commissions	4,157,845	3,972,479
Other income	132,353	121,418

Total revenue	$4,535,563	$4,351,673

OPERATING EXPENSES
Compensation and benefits	$336,724	$424,620
Commission expense	3,923,233	3,817,562
General and administrative expenses	289,213	269,068
Depreciation and amortization	21,541	29,064

Total operating expenses	$4,570,711	$4,540,314

OPERATING LOSS	$(35,148)	$(188,641)

OTHER EXPENSES
Interest expense	$(20,391)	$(67,688)

LOSS OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$(55,539)	$(256,329)

INCOME TAX BENEFIT (EXPENSE)	(44,772)	100,481

NET LOSS BEFORE DISCONTINUED OPERATIONS	$(100,311)	$(155,848)

DISCONTINUED OPERATIONS
Income from operation of discontinued mutual fund segment (net of tax)	$-	$8,707

NET LOSS	$(100,311)	$(147,141)

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

SHARES USED IN COMPUTING NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,528,087
Diluted	14,638,937	14,528,087

NET LOSS PER COMMON SHARE:
Basic	(.01)	(.01)
Diluted	(.01)	(.01)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic	14,638,937	14,528,087
Diluted	14,638,937	14,528,087

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,311)	$(147,141)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	21,541	29,064
Loss on sale of assets	-	8,044
(Increase) decrease in:
Accounts receivable	(114,785)	154,900
Income taxes receivable	(5,923)	(68,952)
Prepaids	(9,187)	12,346
Deferred tax asset	33,490	14,210
Other assets	(13,269)	(36,390)
Increase (decrease) in:
Service fees payable	-	1,088
Accounts payable	(10,777)	(202,134)
Commissions payable	280,146	8,495
Other liabilities	3,348	(140,753)
Net cash provided (used) by operating activities	$84,273	$(367,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(7,158)	$(3,821)
Net cash used by investing activities	$(7,158)	$(3,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$-	$(860)
Reduction of notes payable	(7,361)	(6,315)
Reduction of long-term liability	(18,065)	(23,700)
Repayments from ESOP	-	1,673
Preferred dividends paid	(22,875)	(22,875)
Net cash used by financing activities	$(48,301)	$(52,077)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$28,814	$(423,121)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,968,738	2,840,108

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,997,552	$2,416,987

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Decrease in goodwill	$26,490	$23,550
Decrease in other long-term liabilities	26,490	23,550
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010 and 2009

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiary (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009, of Capital Financial Holdings, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2009, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of operating results for the entire year.

NOTE 2—RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 on pages F-10 through F-11 of our 2009 Form 10-K.

The Company adopted Accounting Standards Codification ("ASC") 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company's condensed consolidated financial statements.

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company's condensed consolidated financial statements.

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

NOTE 3—RECLASSIFICATION

Certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the Company's net income (loss).

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

The Company has adopted the FASB accounting and reporting standards for share-based payment (See Note 8—Stock Warrants, Stock Splits, and Stock Options.) As a result, the Company expenses stock-based employee compensation for book purposes on the grant date, but does not expense them for tax purposes until such options are exercised. Deferred tax assets are a result of these timing differences.

The Company has state and federal operating loss carryforwards that will expire over the next six to twenty years if unused. Deferred tax assets are a result of these timing differences.

NOTE 5—BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund. The two funds had combined assets of approximately $57 million at the time of acquisition. The purchase agreement called for total consideration of approximately 656,000 common shares of the Company. The Company provided IPS Advisory with 250,000 common shares upon closing. The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows: 203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date. The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share. The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date. The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule: 150,000 options on the Company's common shares if assets of the Fund reach $100 million and 150,000 options on the Company's common shares if the assets of the Fund reach $200 million. The options will have a strike price of $.65 per share and mature 10 years from the closing date. The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary. In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. The liability relating to this acquisition is valued at $49,967 as of March 31, 2010 and has been recorded by the Company as goodwill.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of March 31, 2010, the Company had made eleven quarterly installment payments totaling $271,936. The liability relating to this acquisition is valued at approximately $380,635 as of March 31, 2010, and has also been recorded by the Company as goodwill. As of March 31, 2010, the total goodwill recorded relating to this acquisition was $926,399.

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

Summarized financial information for discontinued operations is as follows:

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Total revenues, net of interest expense	$-	$762,336
Gain from discontinued operations, net of tax	-	8,707
Gain on disposal of discontinued operations	-	-
Total gain on discontinued operations, net of tax	$-	$8,707

NOTE 7—GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2010, are as follows:

Balance as of January 1, 2010	$3,431,641
Goodwill acquisition price adjustment during the period (see Note 5)	(26,490)
Balance as of March 31, 2010	$3,405,151

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 8—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted the FASB accounting and reporting standards for share-based payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2010 and 2009.

Option activity for the twelve months ended December 31, 2009 and the three months ended March 31, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2009	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2009	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on March 31, 2010	5,888,113	$.54	$.28	$-

Exercisable options totaled 5,888,113 at both December 31, 2009 and March 31, 2010.

NOTE 9—DEBT

Long-term debt at March 31, 2010 and December 31, 2009 was as follows:

Rate		Current Portion	2010	2009

First Western Bank	6.50%	30,562	300,541	307,902
Convertible promissory note	6.50%	-	950,000	950,000
IPS Acquisition		49,967	49,967	49,967
Future payments on acquisitions		198,510	380,635	425,190

Totals		$279,039	$1,681,143	$1,733,059

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

Future Payments on Acquisitions—see Note 5—Business Acquisitions

NOTE 10—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Income from continuing operations	$(100,311)			$(155,848)
Less: Preferred Stock Dividends	(22,875)			(22,875)
Loss Available to Common Shareholders—Basic Earnings per Share	$(123,186)	14,638,937	$(.01)	$(178,723)	14,528,087	$(.01)
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	-		-	-
Loss Available to Common Shareholders—Diluted Earnings per Share	$(123,186)	14,638,937	$(.01)	$(178,723)	14,528,087	$(.01)

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at March 31, 2009, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2010. The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares during those periods.

The Company had outstanding, at March 31, 2010, 3,050,000 Series A preferred shares. The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly. The preferred shares became convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after September 30, 2009.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2010, because their effect was anti-dilutive.

Additionally, the Company had outstanding at March 31, 2010, a $950,000 convertible promissory note. The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The convertible promissory note was not included in the computation of diluted earnings per share for the quarter ended March 31, 2010 because the conversion price was greater than the average market price of the common shares during those periods.

NOTE 11—FAIR VALUE DISCLOSURES

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

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client's investment in the Omega 2007 Drilling Program 1, LP. This limited partnership carries a "presentment"feature which will allow CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature will become available three years from the date of the first income distribution, which was December of 2007. The fair market value of this $76,876 investment is estimated to be $45,000 based on discounted cash flows; however this amount could fluctuate with the prices of oil and natural gas. CFS will continue to carry the investment on its books at the $45,000 value until the "presentment" feature can be utilized.

	Carrying Value at March 31, 2010				Quarter ended March 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

NOTE 12—SUBSEQUENT EVENTS

No significant events have occurred subsequent to the Company's quarter-end. Subsequent events have been evaluated through May 10, 2010, which is the date these financial statements were issued.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. ("CFS"), the Company's broker-dealer subsidiary.

The Company organizes its current business units into two reportable segments: broker-dealer services and oil and gas activities. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives. The oil and gas activities segment will seek opportunities in petroleum and natural gas exploration and production.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Segment Information

	Holding	Oil & Gas	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

March 31, 2010
Revenues from external customers	$35,726	$664	$4,499,173	$4,535,563
Inter-segment revenues	-	-	-	-
Interest expense	20,391	-	-	20,391
Depreciation and amortization	14,683	216	6,642	21,541
Income (loss) before income tax benefit (expense)	(163,155)	(1,400)	109,016	(55,539)
Income tax benefit (expense)	(2,418)	346	(42,700)	(44,772)
Net income (loss) before discontinued operations	(165,574)	(1,054)	66,316	(100,311)
Discontinued operations	-	-	-	-
Net income (loss) after discontinued operations	(165,573)	(1,054)	66,316	(100,311)
Segment assets	7,174,439	998,600	2,503,696	10,676,735
Expenditure for segment assets	-	-	7,158	7,158

	Holding	Oil & Gas	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

March 31, 2009
Revenues from external customers	$(1,084)	$-	$4,356,881	$4,355,797
Inter-segment revenues	(4,124)	-	4,124	4,124
Interest Expense	67,688	-	-	67,688
Depreciation and amortization	22,966	-	6,098	29,064
Income (loss) before income tax benefit (expense)	(245,518)	-	(10,811)	(256,329)
Income tax benefit	15,943	-	4,200	20,143
Net loss before discontinued operations	(229,575)	-	(6,611)	(236,186)
Discontinued operations	-	-	-	89,045
Net loss after discontinued operations	(229,575)	-	(6,611)	(147,141)
Segment assets	8,742,329	-	3,312,423	12,054,752
Expenditure for segment assets	2,417	-	1,404	3,821

Reconciliation of Segment Information

		For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Total revenues for reportable segments	$4,535,563	$4,355,797
Elimination of inter-company revenues	-	(4,124)
Consolidated total revenues	$4,535,563	$4,351,673

Profit:
Total reportable segment loss	$(100,311)	$(147,141)

Assets:
Total assets for reportable segments	$10,676,735	$12,054,752
Elimination of inter-company receivables	(1,078,392)	(78,392)
Consolidated assets	$9,598,343	$11,976,360

RESULTS OF OPERATIONS

	Three Months Ended March 31,

	2010	2009
Net loss	$(100,311)	(147,141)
Income per share:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

The Company reported a net loss for the quarter ended March 31, 2010, of $100,311, compared to net loss of $147,141 for the same quarter in 2009.

Operating revenues

Total operating revenues for the quarter ended March 31, 2010 were $4,535,563, an increase of 4% from $4,351,673 for the quarter ended March 31, 2009. The increase resulted primarily from an increase in commissions received by CFS, the Company's broker-dealer division.

Fee Income

Fee income for the quarter ended March 31, 2010 was $245,365, a decrease of 5% from $257,776 for the quarter ended March 31, 2009. The decrease was due primarily to a reduction in fees received by CFS, due to a reduction in assets under management in CFS' registered investment advisor.

The Company earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 5% of the Company's consolidated revenues in 2010.

Commission Income

Commission income includes CFS. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended March 31, 2010 was $4,157,845, a 5% increase from $3,972,479 in 2009. The increase was due primarily to an increase in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 92% of the Company's consolidated revenues in 2010.

Other income

Other income for the quarter ended March 31, 2010 was $132,353, an increase of 9% from $121,418 for the quarter ended March 31, 2009. The increase was due primarily to an increase in rental income received by the Holding Company. Other income constituted 3% of the Company's consolidated revenues for the three months ended March 31, 2010.

Operating expenses

Total operating expenses for the quarter ended March 31, 2010 were $4,570,711, an increase of 1% from $4,540,314 for the quarter ended March 31, 2009. The increase resulted from the net increase in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended March 31, 2010 was $336,724, a decrease of 21% from $424,620 for the quarter ended March 31, 2009. The decrease resulted primarily from a reduction in incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, as well as a reduction in the number of employees over the past twelve months.

Commission expense

Commission expense for the quarter ended March 31, 2010 was $3,923,233 an increase of 3% from $3,817,562 for the quarter ended March 31, 2009. The increase in commission expense corresponds with the increase in commission income.

General and administrative expense

Total general and administrative expenses for the quarter ended March 31, 2010 were $289,213, an increase of 7% from $269,068 for the quarter ended March 31, 2009. The increase was due to sub-advisory expenses CFH was required to pay in regards to the IPS Acquisition (See Note 5). As a result of this acquisition, until April 22, 2010, CFH was obligated to pay 30 bps of the Integrity Growth and Income Fund's Assets Under Management, as of the last day of each month. These, along with additional sub-advisory expenses, were previously paid by Integrity Money Management, until the sale of the Mutual Fund Division was finalized.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended March 31, 2010 was $21,541, a decrease of 26% from $29,064 for the quarter ended March 31, 2009. The decrease for the three month period was due to the disposal of assets associated with the mutual fund division.

Liquidity and capital resources

Net cash provided by operating activities was $84,275 for the three months ended March 31, 2010, as compared to net cash used by operating activities of $367,223 during the three months ended March 31, 2009.

Net cash used by investing activities was $7,158 for the three months ended March 31, 2010, compared to net cash used by investing activities of $3,821 for the three months ended March 31, 2009. During the three months ended March 31, 2010, the primary use of cash for investing activities was the purchase of additional computer equipment and office furniture.

Net cash used by financing activities was $48,302 for the three months ended March 31, 2010, compared to net cash used by financing activities of $52,077 for the three months ended March 31, 2009. During the three months ended March 31, 2010, the Company paid out $22,875 in preferred stock dividends, made a $18,065 payment relating to the United Heritage acquisition (see Note 4—Business Acquisitions) and repaid $7,361 of bank debt.

At March 31, 2010, the Company held $1,997,552 in cash and cash equivalents, as compared to $1,968,738 at December 31, 2009. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases, and in other Company-authorized written or oral statements, the words and phrases "can be,""expects,""anticipates," "may affect," "may depend," "believes," "estimate,"or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements"section, which could cause actual results for future periods to differ materially from those presently anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

Until July 31, 2009 the Company derived substantially all of its revenues from two sources; commission revenue earned in connection with sales of shares of mutual funds, insurance products, and various other securities and fees relating to management of, and provision of services to mutual funds. Following the disposition of the Mutual Fund Services Segment, the Company has two operating subsidiaries, Capital Financial Services, Inc. ("CFS"or the "broker-dealer subsidiary") a FINRA member broker-dealer and Capital Energy Resources, Inc. ("CER" or the "oil and gas subsidiary").

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive & Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2010, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

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

Item 1A.	Risk Factors

Not Applicable as a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2010	-	-	-	$597,754
February 2010	-	-	-	$597,754
March 2010	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

10.1	Employment Agreement—Bradley Wells*
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

* Indicates Management Contract or Compensatory Plan.

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	By /s/ Bradley P. Wells
Bradley P. Wells
Chief Executive Officer, Chief Financial Officer and President
(Principal Executive and Financial Officer)