Form 10-Q
period 2010-06-30
Capital Financial Holdings, Inc
filed 2010-08-13
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-25958

CAPITAL FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0404061 (I.R.S. Employer Identification No.)

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

Yes	[	X	]	No	[		]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[		]	No	[	X	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer						[	] Accelerated filer	[		]

Non-accelerated filer						[	] Smaller reporting company	[	X	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[		]	No	[	X	]

As of July 31, 2010, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.
INDEX

		Page #

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets—
	June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations—
	Three Months Ended June 30, 2010 and 2009	5

	Condensed Consolidated Statements of Operations—
	Six Months Ended June 30, 2010 and 2009	6

	Condensed Consolidated Statements of Cash Flows—
	Six Months Ended June 30, 2010 and 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	SIGNATURES	21

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$2,142,749	$1,968,738
Accounts receivable (net of an allowance of $24,000 for 2010 and 2009)	1,593,929	1,242,630
Income taxes receivable	67,704	173,502
Deferred tax asset—current	-	45,032
Current portion of long-term receivable	254,247	254,247
Prepaids	27,860	27,849

Total current assets	$4,086,489	$3,711,998

LONG-TERM ASSETS
LT receivable—MF Division Sale	$762,740	762,740
Less: current portion shown above	(254,247)	(254,247)

Total long-term assets	$508,493	508,493

PROPERTY AND EQUIPMENT	$1,719,974	$1,711,245
Less accumulated depreciation	(571,685)	(536,395)

Net property and equipment	$1,148,289	$1,174,850

OTHER ASSETS
Goodwill	$3,382,021	$3,431,641
Deferred tax asset—non-current	462,212	474,755
Other assets (net of accumulated amortization of $214,444 for 2010 and $209,422 for 2009)	268,584	198,991

Total other assets	$4,112,817	$4,105,387

TOTAL ASSETS	$9,856,088	$9,500,728

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited)
	June 30,	December 31,
	2010	2009

CURRENT LIABILITIES
Accounts payable	$333,861	$103,726
Commissions Payable	1,454,397	1,115,134
Other current liabilities	48,566	54,765
Current portion of long-term debt	232,878	278,117

Total current liabilities	$2,069,702	$1,551,742

LONG-TERM LIABILITIES
Note payable	$293,056	$307,902
Convertible promissory note	950,000	950,000
Other long-term liabilities	338,995	475,157
Less current portion of long-term debt	(232,878)	(278,117)

Total long-term liabilities	$1,349,173	$1,454,942

TOTAL LIABILITIES	$3,418,875	$3,006,684

STOCKHOLDERS' EQUITY
Series A preferred stock—5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital—series A preferred stock	1,524,695	1,524,695
Common stock—1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital—common stock	10,446,301	10,396,335
Accumulated deficit	(5,535,534)	(5,428,737)

TOTAL STOCKHOLDERS' EQUITY	$6,437,213	$6,494,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,856,088	$9,500,728

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,

	2010	2009
OPERATING REVENUES
Fee income	$259,984	$247,244
Commissions	4,726,922	3,931,541
Other income	168,716	199,184

Total revenue	$5,155,622	$4,377,969

OPERATING EXPENSES
Compensation and benefits	$343,759	$424,548
Commission expense	4,427,541	3,672,710
General and administrative expenses	196,678	275,784
Depreciation and amortization	22,418	26,957

Total operating expenses	$4,990,396	$4,399,999

OPERATING INCOME (LOSS)	$165,226	$(22,030)

OTHER EXPENSES
Interest expense	$(20,268)	$(66,035)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$144,958	$(88,065)

INCOME TAX BENEFIT (EXPENSE)	(105,695)	34,521

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$39,263	$(53,544)

DISCONTINUED OPERATIONS
Income from operation of discontinued mutual fund segment (net of tax)	$-	$262,043

NET INCOME	$39,263	$208,499

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$.00	$(.01)
Diluted	$.00	$(.01)

SHARES USED IN COMPUTING NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,531,573
Diluted	17,688,937	14,531,573

NET INCOME PER COMMON SHARE:
Basic	$.00	$.01
Diluted	$.00	$.01

SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	14,638,937	14,531,573
Diluted	17,688,937	17,581,573

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,

	2010	2009
OPERATING REVENUES
Fee income	$505,349	$505,020
Commissions	8,884,767	7,904,020
Other income	301,069	320,603

Total revenue	$9,691,185	$8,729,642

OPERATING EXPENSES
Compensation and benefits	$680,483	$849,168
Commission expense	8,350,774	7,490,272
General and administrative expenses	485,891	544,852
Depreciation and amortization	43,959	56,021

Total operating expenses	$9,561,107	$8,940,313

OPERATING INCOME (LOSS)	$130,078	$(210,671)

OTHER EXPENSES
Interest expense	$(40,659)	$(133,723)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$89,419	$(344,394)

INCOME TAX BENEFIT (EXPENSE)	(150,467)	135,002

NET LOSS BEFORE DISCONTINUED OPERATIONS	$(61,048)	$(209,392)

DISCONTINUED OPERATIONS
Income from operation of discontinued mutual fund segment (net of tax)	$-	$270,750

NET INCOME (LOSS)	$(61,048)	$61,358

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.01)	$(.02)
Diluted	$(.01)	$(.02)

SHARES USED IN COMPUTING NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,529,830
Diluted	14,638,937	14,529,830

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(.01)	$.00
Diluted	$(.01)	$.00

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	14,638,937	14,529,830
Diluted	14,638,937	17,579,830

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(61,048)	$61,358
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	43,959	56,021
Loss on sale of assets	-	8,043
(Increase) decrease in:
Accounts receivable	(351,299)	149,928
Income taxes receivable	105,797	(47,493)
Prepaids	(10)	34,135
Deferred tax asset	57,575	49,305
Other assets	(78,263)	(43,520)
Increase (decrease) in:
Service fees payable	-	7,344
Commissions Payable	339,263	(71,311)
Accounts payable	230,136	(60,757)
Income taxes payable	-	-
Other liabilities	(6,199)	(198,277)
Net cash provided (used) by operating activities	$279,911	$(55,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(8,729)	$(5,396)
Net cash used by investing activities	$(8,729)	$(5,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$-	$(1,894)
Reduction of notes payable	(14,846)	(12,740)
Reduction of long-term liability	(36,575)	(45,150)
Reduction of subordinated corporate notes	-	(200,000)
Repayments from ESOP	-	3,346
Preferred dividends paid	$(45,750)	$(45,750)
Net cash used by financing activities	$(97,171)	$(302,188)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$174,011	$(362,808)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,968,738	$2,840,108

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,142,749	$2,477,300

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Decrease in goodwill	$49,620	$50,250
Decrease in other long-term liabilities	99,587	107,347
Increase in paid-in-capital	49,967	57,097
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010 and 2009

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of operating results for the entire year.

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

NOTE 5—BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. ("IPS Advisory"), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund. The two funds had combined assets of approximately $57 million at the time of acquisition. The purchase agreement called for total consideration of approximately 656,000 common shares of the Company. The Company provided IPS Advisory with 250,000 common shares upon closing. The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows: 203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date. The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company's shares as of the closing date, which was $.36 per share. The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date. The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule: 150,000 options on the Company's common shares if assets of the Fund reach $100 million and 150,000 options on the Company's common shares if the assets of the Fund reach $200 million. The options will have a strike price of $.65 per share and mature 10 years from the closing date. The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary. In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary. In April 2010 the put option mentioned above expired, which resulted in the liability of this acquisition to be reduced to $0.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to United Heritage Financial Group, Inc. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of June 30, 2010, the Company had made twelve quarterly installment payments totaling $290,446. The liability relating to this acquisition is valued at approximately $338,995 as of June 30, 2010, and has also been recorded by the Company as goodwill. As of June 30, 2010, the total goodwill recorded relating to this acquisition was $903,269.

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

Summarized financial information for discontinued operations is as follows:

	Three Months ended June 30, 2010	Three Months ended June 30, 2009
Total revenues, net of interest expense	$—	$1,038,195
Gain from discontinued operations, net of tax	—	262,043
Total gain on discontinued operations, net of tax	$—	$262,043

	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Total revenues, net of interest expense	$—	$1,820,056
Gain from discontinued operations, net of tax	—	270,750
Total gain on discontinued operations, net of tax	$—	$270,750

NOTE 7—GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2010, are as follows:

Balance as of January 1, 2010	$3,431,641
Goodwill acquisition price adjustment during the period (see Note 5)	(49,620)
Balance as of June 30, 2010	$3,382,021

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 8—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted the FASB accounting and reporting standards for share-based payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2010 and 2009.

Option activity for the twelve months ended December 31, 2009 and the six months ended June 30, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2009	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2009	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on June 30, 2010	5,888,113	$.54	$.28	$-

Exercisable options totaled 5,888,113 at both December 31, 2009 and June 30, 2010.

NOTE 9—DEBT

Long-term debt at June 30, 2010 and December 31, 2009 was as follows:

	Rate	Current Portion	2010	2009

First Western Bank	6.50%	31,008	293,056	307,902
Convertible promissory note	6.50%	—	950,000	950,000
IPS Acquisition		—	—	49,967
Future payments on acquisitions		201,870	338,995	425,190

Totals		$232,878	$1,582,051	$1,733,059

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

Future Payments on Acquisitions—see Note 5—Business Acquisitions

NOTE 10—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$39,263			$208,499
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income (Loss) Available to Common Shareholders—Basic Earnings per Share	$16,388	14,638,937	$.00	$185,624	14,531,573	$.01
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	22,875	3,050,000		22,875	3,050,000
Stock Options and Warrants	-	-		-	-
Income (Loss) Available to Common Shareholders—Diluted Earnings per Share	$39,263	17,688,937	$.00	$208,499	17,581,573	$.01

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$(61,048)			$61,358
Less: Preferred Stock Dividends	(45,750)			(45,750)
Income (Loss) Available to Common Shareholders—Basic Earnings per Share	$(106,798)	14,638,937	$(.01)	$15,608	14,529,830	$.00
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	-	-		45,750	3,050,000
Stock Options and Warrants	-	-		-	-
Income (Loss) Available to Common Shareholders—Diluted Earnings per Share	$(106,798)	14,638,937	$(.01)	$61,358	17,579,830	$.00

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

The Company had outstanding, at June 30, 2010, 3,050,000 Series A preferred shares. The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly. The preferred shares became convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after September 30, 2009.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended June 30, 2010 because their effect was anti-dilutive.

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

	Carrying Value at June 30, 2010				Quarter ended June 30, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

NOTE 12—SUBSEQUENT EVENTS

No significant events have occurred subsequent to the Company's quarter-end. Subsequent events have been evaluated through August 13, 2010, which is the date these financial statements were issued.

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

Segment Information

As of, and for the three months ended:	Holding Company	Oil & Gas Activities	Broker-Dealer Services	Total

June 30, 2010
Revenues from external customers	$69,925	$1,132	$5,083,484	$5,154,541
Inter-segment revenues	(1,081)	-	1,081	1,081
Interest expense	20,268	-	-	20,268
Depreciation and amortization	12,061	3,431	6,926	22,418
Income (loss) before income tax benefit (expense)	(111,546)	(36,187)	292,691	144,958
Income tax benefit (expense)	(5,049)	14,654	(115,300)	(105,695)
Net income (loss) before discontinued operations	(116,595)	(21,533)	177,391	39,263
Discontinued operations	-	-	-	-
Net income (loss) after discontinued operations	(116,595)	(21,533)	177,391	39,263
Segment assets	7,119,695	965,386	2,849,399	10,934,480
Expenditure for segment assets	-	-	-	-

As of, and for the three months ended:	Holding Company	Oil & Gas Activities	Broker-Dealer Services	Total

June 30, 2009
Revenues from external customers	$(10,721)	$-	$4,373,236	$4,362,515
Inter-segment revenues	(15,453)	-	15,453	15,453
Interest Expense	66,035	-	-	66,035
Depreciation and amortization	20,807	-	6,150	26,957
Income (loss) before income tax benefit (expense)	(263,888)	-	175,824	88,064
Income tax benefit	103,421	-	(68,900)	34,521
Net loss before discontinued operations	(160,468)	-	106,924	(53,544)
Discontinued operations	-	-	-	262,043
Net loss after discontinued operations	(160,468)	-	106,924	208,499
Segment assets	8,670,197	-	3,326,546	11,996,743
Expenditure for segment assets	-	-	1,575	1,575

As of, and for the six months ended:	Holding Company	Oil & Gas Activities	Broker-Dealer Services	Total

June 30, 2010
Revenues from external customers	$105,651	$1,796	$9,582,657	$9,690,104
Inter-segment revenues	(1,081)	-	1,081	1,081
Interest expense	40,659	-	-	40,659
Depreciation and amortization	26,744	3,647	13,568	43,959
Income (loss) before income tax benefit (expense)	(274,701)	(37,587)	401,707	89,419
Income tax benefit (expense)	(7,467)	15,000	(158,000)	(150,467)
Net income (loss) before discontinued operations	(282,169)	(22,587)	243,708	(61,048)
Discontinued operations	-	-	-	-
Net income (loss) after discontinued operations	(282,169)	(22,587)	243,708	(61,048)
Segment assets	7,119,695	965,386	2,849,399	10,934,480
Expenditure for segment assets	-	-	8,729	8,729

As of, and for the six months ended:	Holding Company	Oil & Gas Activities	Broker-Dealer Services	Total

June 30, 2009
Revenues from external customers	$(20,051)	$-	$8,730,118	$8,710,067
Inter-segment revenues	(19,576)	-	19,576	19,576
Interest Expense	133,723	-	-	133,723
Depreciation and amortization	43,773	-	12,248	56,021
Income (loss) before income tax benefit (expense)	(509,407)	-	165,013	(344,394)
Income tax benefit	199,702	-	(64,700)	135,002
Net loss before discontinued operations	(309,705)	-	100,313	(209,392)
Discontinued operations	-	-	-	270,750
Net loss after discontinued operations	(309,705)	-	100,313	61,358
Segment assets	8,670,197	-	3,326,546	11,996,743
Expenditure for segment assets	2,418	-	2,978	5,396

Reconciliation of Segment Information

		For the Three Months Ended
	June 30, 2010	June 30, 2009
Revenues:
Total revenues for reportable segments	$5,156,704	$4,393,422
Elimination of inter-company revenues	(1,081)	(15,453)
Consolidated total revenues	$5,155,623	$4,377,969

Profit:
Total reportable segment income	$39,263	$208,499

Assets:
Total assets for reportable segments	$10,934,480	$11,996,743
Elimination of inter-company receivables	(1,078,392)	(78,392)
Consolidated assets	$9,856,088	$11,918,351

		For the Six Months Ended
	June 30, 2010	June 30, 2009
Revenues:
Total revenues for reportable segments	$9,692,266	$8,749,218
Elimination of inter-company revenues	(1,081)	(19,576)
Consolidated total revenues	$9,691,185	$8,729,642

Profit:
Total reportable segment income (loss)	$(61,048)	$61,358

Assets:
Total assets for reportable segments	$10,934,480	$11,996,743
Elimination of inter-company receivables	(1,078,392)	(78,392)
Consolidated assets	$9,856,088	$11,918,351

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
Net income (loss)	$39,263	$208,499	$(61,048)	$61,358
Income per share:
Basic	$.00	$.01	$(.01)	$.00
Diluted	$.00	$.01	$(.01)	$.00

The Company reported net income for the quarter ended June 30, 2010, of $39,263, compared to net income of $208,499 for the same quarter in 2009. The Company reported a net loss for the six months ended June 30, 2010 of $61,048, compared to net income of $61,358 for the same period in 2009.

Operating revenues

Total operating revenues for the quarter ended June 30, 2010 were $5,155,622, an increase of 18% from $4,377,969 for the quarter ended June 30, 2009. The increase for the quarter resulted from increased commission and fee income relating to CFS, the Company's broker-dealer division. Total operating revenues for the six months ended June 30, 2010 were $9,691,185, an increase of 11% from $8,729,642 for the six months ended June 30, 2009. The increase for the six-month period resulted from an increase in commission and fee income relating to CFS, the Company's broker-dealer division.

Fee Income

Fee income for the quarter ended June 30, 2010 was $259,984, an increase of 5% from $247,244 for the quarter ended June 30, 2009. The increase was due to an increase in fee income received by CFS, due to an increase in assets under management. Fee income for the six months ended June 30, 2010 was $505,349, an increase of .01% from $505,020 for the six months ended June 30, 2009. The increase was due to an increase in fee income received by CFS, due to an increase in assets under management.

The Company earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 5% of the Company's consolidated revenues in 2010.

Commission Income

Commission income includes CFS. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended June 30, 2010 was $4,726,922, a 20% increase from $3,931,541 in 2009. The increase was due to an increase in commissions received by CFS due to market conditions. Commission income for the six months ended June 30, 2010 was $8,884,767, an increase of 12% from $7,904,020 for the six months ended June 30, 2009. The increase for the six-month period was due to the increase in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 92% of the Company's consolidated revenues in 2010.

Other Income

Other income for the quarter ended June 30, 2010 was $168,716, a decrease of 15% from $199,184 for the quarter ended June 30, 2009. Other income for the six months ended June 30, 2010 was $301,069, a decrease of 6% from 320,603 for the six months ended June 30, 2009. The decreases were due primarily to a decrease in due diligence and marketing allowances received by CFS. Other income constituted 3% of the Company's consolidated revenues for the six months ended June 30, 2009.

Operating expenses

Total operating expenses for the quarter ended June 30, 2010 were $4,990,396, an increase of 13% from $4,399,999 for the quarter ended June 30, 2009. Total operating expenses for the six months ended June 30, 2010 were $9,561,107, an increase of 7% from $8,940,313 for the six months ended June 30, 2009. The increase resulted from the net increases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended June 30, 2010 was $343,759, a decrease of 19% from $424,548 for the quarter ended June 30, 2009. The decrease resulted primarily from a reduction in incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, as well as a reduction in the number of employees over the past twelve months. Compensation and benefits expense for the six months ended June 30, 2010 was $680,483, a decrease of 20% from $849,168 for the six months ended June 30, 2009. The decrease resulted primarily from a reduction in incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, as well as a reduction in the number of employees over the past twelve months

Commission expense

Commission expense for the quarter ended June 30, 2010 was $4,427,541 an increase of 21% from $3,672,710 for the quarter ended June 30, 2009. Commission expense for the six months ended June 30, 2010 was $8,350,774, an increase of 11% from $7,490,272 for the six months ended June 30, 2009. The increases in commission expense for the quarter and six months ended June 30, 2010, correspond with the increase in fee and commission income for the quarter and six months ended June 30, 2009.

General and administrative expense

Total general and administrative expenses for the quarter ended June 30, 2010 were $196,678, a decrease of 29% from $275,784 for the quarter ended June 30, 2009. Total general and administrative expenses for the six months ended June 30, 2010 were $485,891, a decrease of 11% from $544,852 for the six months ended June 30, 2009. The decreases for the quarter ended June 30, 2010 were due primarily to a decrease in license and registrations fees paid by CFS, and printing and public relation fees paid by CFH. The decrease for the six months ended June 30, 2010 was due primarily to the decrease in amounts CFS paid for outside services.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended June 30, 2010 was $22,418, a decrease of 17% from $26,957 for the quarter ended June 30, 2009. Depreciation and amortization expense for the six months ended June 30, 2010 was $43,959, a decrease of 22% from $56,021 for the six months ended June 30, 2009.

Liquidity and capital resources

Net cash provided by operating activities was $279,911 for the six months ended June 30, 2010, as compared to net cash used by operating activities of $55,224 during the six months ended June 30, 2009. The primary difference corresponds with the increase in the commissions and fee income due to market conditions.

Net cash used by investing activities was $8,729 for the six months ended June 30, 2010, compared to net cash used by investing activities of $5,396 for the six months ended June 30, 2009. During the six months ended June 30, 2009, the primary use of cash for investing activities was the purchase of additional computer equipment and office furniture.

Net cash used by financing activities was $97,171 for the six months ended June 30, 2010, compared to net cash used by financing activities of $302,188 for the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company paid out $45,750 in preferred stock dividends, made two payments totaling $36,575 relating to the United Heritage acquisition (see Note 5—Business Acquisitions) and repaid $14,846 of bank debt.

At June 30, 2010, the Company held $2,142,749 in cash and cash equivalents, as compared to $1,968,738 at December 31, 2009. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

Until July 31, 2009 the Company derived substantially all of its revenues from two sources; commission revenue earned in connection with sales of shares of mutual funds, insurance products, and various other securities and fees relating to management of, and provision of services to mutual funds. Following the disposition of the Mutual Fund Services Segment, the Company has two operating subsidiaries, Capital Financial Services, Inc. ("CFS" or the "broker-dealer subsidiary") a FINRA member broker-dealer and Capital Energy Resources, Inc. ("CER" or the "oil and gas subsidiary).

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

Item 1A.	Risk Factors

Not Applicable as a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2010	-	-	-	$597,754
May 2010	-	-	-	$597,754
June 2010	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 9, 2010, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors of the Company.

	Number of votes cast for:
	Gregory Philipps	7,609,823
	Jeffrey A. Cummer	7,613,861
	Myron D. Thompson	7,661,252
	Vaune M. Cripe	7,620,120

2.	To ratify the selection of Brady, Martz & Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 2010.

	For	10,982,896
	Against	446,966
	Abstain	6,159

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

10.1	Employment Agreement—Bradley Wells*
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

*Indicates Management Contract or Compensatory Plan

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: August 13, 2010	By:	/s/ Bradley P. Wells

Bradley P. Wells
Chief Executive Officer, Chief Financial Officer & President
(Principal Executive & Financial Officer