Form 10-Q
period 2010-09-30
Capital Financial Holdings, Inc
filed 2010-11-12
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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

As of October 31, 2010, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.
INDEX

		Page #

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets—
	September 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations—
	Three Months Ended September 30, 2010 and 2009	5

	Condensed Consolidated Statements of Operations—
	Nine Months Ended September 30, 2010 and 2009	6

	Condensed Consolidated Statements of Cash Flows—
	Nine Months Ended September 30, 2010 and 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2010	December 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$2,153,606	$1,968,738
Accounts receivable (net of an allowance of $24,000 for 2010 and 2009)	1,339,224	1,242,630
Income taxes receivable	70,431	173,502
Deferred tax asset—current	-	45,032
Current portion of long-term receivable	227,200	254,247
Prepaids	40,318	27,849

Total current assets	$3,830,779	$3,711,998

LONG-TERM ASSETS
Acquisition Costs—Oil & Gas Leases	$152,384	$-
LT receivable—MF Division Sale	454,400	762,740
Less: current portion shown above	(227,200)	(254,247)

Total long-term assets	$379,584	508,493

PROPERTY AND EQUIPMENT	$1,727,320	$1,711,245
Less accumulated depreciation	(589,331)	(536,395)

Net property and equipment	$1,137,989	$1,174,850

OTHER ASSETS
Goodwill	$3,355,441	$3,431,641
Deferred tax asset	456,497	474,755
Other assets (net of accumulated amortization	225,451	198,991
of $214,444 for 2010 and $209,422 for 2009)

Total other assets	$4,037,389	$4,105,387

TOTAL ASSETS	$9,385,741	$9,500,728

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited) September 30, 2010	December 31, 2009

CURRENT LIABILITIES
Accounts payable	$295,403	$103,726
Commissions payable	1,187,195	1,115,134
Other current liabilities	69,677	54,765
Current portion of long-term debt	277,910	278,117

Total current liabilities	$1,830,185	$1,551,742

LONG-TERM LIABILITIES
Notes payable	$333,525	$307,902
Convertible promissory note	950,000	950,000
Other long-term liabilities	290,545	475,157
Less current portion of long-term debt	(277,910)	(278,117)

Total long-term liabilities	$1,296,160	$1,454,942

TOTAL LIABILITIES	$3,126,345	$3,006,684

STOCKHOLDERS' EQUITY
Series A preferred stock—5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital—series A preferred stock	1,524,695	1,524,695
Common stock—1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital—common stock	10,446,301	10,396,335
Accumulated deficit	(5,713,351)	(5,428,737)

TOTAL STOCKHOLDERS' EQUITY	$6,259,396	$6,494,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,385,741	$9,500,728

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,
	2010	2009
OPERATING REVENUES
Fee income	$218,121	$279,041
Commissions	4,337,266	4,089,281
Interest and other income	158,875	220,195

Total revenue	$4,714,262	$4,588,517

OPERATING EXPENSES
Compensation and benefits	$331,148	$512,904
Commission expense	4,073,956	3,816,019
General and administrative expenses	341,528	233,543
Geological and geophysical costs	16,711	—
Depreciation and amortization	13,999	23,125

Total operating expenses	$4,777,342	$4,585,591

OPERATING INCOME (LOSS)	$(63,080)	$2,926

OTHER EXPENSES
Interest expense	$(20,198)	$(58,151)

LOSS OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$(83,278)%	(55,225)

INCOME TAX BENEFIT	9,476	21,648

NET LOSS BEFORE DISCONTINUED OPERATIONS	$(73,802)	$(33,577)

DISCONTINUED OPERATIONS
Loss on sale of mutual fund segment	$(81,140)	$—
Loss from operation of discontinued mutual fund segment (net of tax)	—	(158,919)

Total discontinued operations	$(81,140)	$(158,919)

NET LOSS	$(154,942)	$(192,496)

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

SHARES USED IN COMPUTING NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,535,059
Diluted	14,638,937	14,535,059

NET LOSS PER COMMON SHARE:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic	14,638,937	14,535,059
Diluted	14,638,937	14,535,059

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Nine Months Ended September 30,
	2010	2009
OPERATING REVENUES
Fee income	$723,471	$784,061
Commissions	13,222,033	12,104,112
Interest and other income	459,944	429,986

Total revenue	$14,405,448	$13,318,159

OPERATING EXPENSES
Compensation and benefits	$1,011,630	$1,362,071
Commission expense	12,424,730	11,306,291
General and administrative expenses	822,179	783,269
Geological and geophysical costs	21,951	—
Depreciation and amortization	57,959	79,146

Total operating expenses	$14,338,449	$13,530,777

OPERATING INCOME (LOSS)	$66,999	$(212,618)

OTHER EXPENSES
Interest expense	$(60,857)	$(191,874)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$6,142	$(404,492)

INCOME TAX BENEFIT (EXPENSE)	(140,992)	158,561

NET LOSS BEFORE DISCONTINUED OPERATIONS	$(134,850)	$(245,931)

DISCONTINUED OPERATIONS
Loss on sale of mutual fund segment	$(81,140)	$—
Income from operation of discontinued mutual fund segment (net of tax	—	114,793

Total discontinued operations	$(81,140)	$114,793

NET LOSS	$(215,990)	$(131,138)

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

SHARES USED IN COMPUTING NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,531,573
Diluted	14,638,937	14,531,573

NET LOSS PER COMMON SHARE:
Basic	$(.02)	$(.01)
Diluted	$(.02)	$(.01)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic	14,638,937	14,531,573
Diluted	14,638,937	14,531,573

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(215,990)	$(131,138)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	57,958	79,146
Gain on allocation of ESOP Shares	—	(2,812)
Loss on disposal of fixed assets	—	67,860
(Gain) loss on disposal of discontinued operations	81,140	(228,402)
(Increase) decrease in:
Accounts receivable	(96,594)	379,622
Deferred income asset	63,291	427,103
Income taxes receivable	103,071	(137,261)
Prepaids	(12,469)	48,905
Other assets	(31,483)	(44,510)
Increase (decrease) in:
Accounts payable	191,676	(265,836)
Commissions payable	72,061	(22,967)
Other liabilities	14,912	(183,894)
Net cash provided (used) by operating activities	$227,573	$(14,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of long-term liability	$(58,445)	$(63,450)
Increase of notes payable	25,624	(19,219)
Redemption and call of sub. corp notes	—	(2,000,000)
Repayments from ESOP	—	5,020
Preferred dividends paid	(68,625)	(68,625)
Net cash used by financing activities	$(101,446)	$(2,143,274)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$184,868	$(653,568)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,968,738	$2,840,108

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,153,606	$2,186,540

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in long-term receivable	$(81,140)	$762,740
Decrease in goodwill	76,200	85,050
Decrease in other long-term liabilities	126,167	142,147
Decrease in common stock	49,967	57,097
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010 and 2009

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

The company has elected to use the Successful Efforts accounting method for the oil and gas division. Under this method, all expenses related to geological and geophysical operations are fully expensed on the income statement of the company, and all acquisition costs, i.e., lease costs, are capitalized on the company's balance sheet.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 2010, are not necessarily indicative of operating results for the entire year.

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

In December 2008, the SEC issued a final rule, "Modernization of Oil and Gas Reporting." This rule revised some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as Industry Guide 2. Effective December 31, 2009, the Financial Accounting Standards Board ("FASB") issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC's final rule. The amendments were designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The new standard also clarified that an entity's equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements were effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009; however, the FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. We have incurred acquisition costs and geological and geophysical costs during the nine month period ended September 30, 2010, under our wholly owned subsidiary.

NOTE 3—RECLASSIFICATION

Certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the Company's net loss.

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

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of September 30, 2010, the Company had made thirteen quarterly installment payments totaling $312,316. The liability relating to this acquisition is valued at approximately $290,545 as of September 30, 2010, and has also been recorded by the Company as goodwill. As of September 30, 2010, the total goodwill recorded relating to this acquisition was $876,689.

NOTE 6—DISCONTINUED OPERATIONS

On March 6, 2009, Capital Financial Holdings, Inc. (the "Company") entered into a Definitive Agreement (the "Agreement") with Corridor Investors, LLC ("Buyer"), pursuant to which Buyer agreed to purchase from Seller, and Seller agreed to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies"); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement was to facilitate a change in advisor as well as to transfer, together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. As of July 31, 2009, the required Fund shareholder approval from the various Funds had been received to consummate the change in advisor along with the transfer of the mutual fund service to the Buyer. As per the Agreement, at closing on July 31, 2009, the Buyer paid $1,525,480 (60 BPS of the aggregate net assets, totaling $254,246,596 as of July 30, 2009) to the Company. The Company received $227,200 for the first of the three installments consisting of 10 BPS of the aggregate net assets as of July 30, 2010. The Company had originally estimated this receivable at $762,740 based on the aggregate net assets as of July 30, 2009. As of July 31, 2010, this estimate was reduced to $681,599 due to a reduction in the net aggregate assets of the funds. The difference of $81,140 has been reflected as a revision of this estimate and recorded as a loss on discontinued operations in the current year statement of operations. The Company will receive two additional payments consisting of 10 BPS of the aggregate net assets as of July 30, 2011 and 2012 over the next two years. With the closing and transfer of entities, the Company is no longer involved in the mutual fund service business. The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc. As a result of the transfer, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc., which constitutes the mutual fund division of the Company, will be reflected in the Company's future consolidated financial statements as a discontinued operation.

The results of the mutual fund segment are reported in the Company's Consolidated Statements of Operations separately as discontinued operations. In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

	Three Months ended September 30, 2010	Three Months ended September 30, 2009
Total revenues, net of interest expense	$—	$25,939
Gain (loss) on disposal of discontinued operations	(81,140)	(158,919)
Total gain (loss) on discontinued operations, net of tax	$(81,140)	$(158,919)

	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Total revenues, net of interest expense	$—	$354,328
Gain (loss) on disposal of discontinued operations	(81,140)	114,793
Total gain (loss) on discontinued operations, net of tax	$(81,140)	$114,793

NOTE 7—GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, are as follows:

Balance as of January 1, 2010	$3,431,641
Goodwill acquisition price adjustment during the period	(76,200)
Balance as of September 30, 2010	$3,355,441

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

NOTE 8—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted the FASB accounting and reporting standards for share-based payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the nine months ended September 30, 2010 and 2009.

Option activity for the twelve months ended December 31, 2009 and the nine months ended September 30, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2009	5,888,113	$.54	$.28	$1,081,950
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding on December 31, 2009	5,888,113	$.54	$.28	$—
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding on September 30, 2010	5,888,113	$.54	$.28	$—

Exercisable options at December 31, 2009 and September 30, 2010 were 5,888,113 and 5,888,113, respectively.

NOTE 9—DEBT

Long-term debt at September 30, 2010 and December 31, 2009 was as follows:

	Rate	Current Portion	2010	2009

First Western Bank	6.50%	31,466	285,502	307,902
Convertible promissory note	6.50%	—	950,000	950,000
IPS Acquisition		—	—	49,967
Corwin note	10.00%	48,024	48,024	—
Future payments on acquisitions		198,420	290,545	425,190

Totals		$277,910	$1,574,071	$1,733,059

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

Future Payments on Acquisitions—see Note 5—Business Acquisitions

NOTE 10—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Loss	$(154,942)			$(192,496)
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income Available to Common Shareholders—Basic Earnings per Share	$(177,817)	14,638,937	$(.01)	$(215,371)	14,535,059	$(.01)
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	—	—		—	—
Preferred Stock Dividends	—	—		—	—
Stock Options and Warrants	—	—		—	—
Income Available to Common Shareholders—Diluted Earnings per Share	$(177,817)	14,638,937	$(.01)	$(215,371)	14,535,059	$(.01)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Loss	$(215,990)			$(131,138)
Less: Preferred Stock Dividends	(68,625)			(68,625)
Income Available to Common Shareholders—Basic Earnings per Share	$(284,615)	14,638,937	$(.02)	$(199,763)	14,531,573	$(.01)
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	—	—		—	—
Preferred Stock Dividends	—	—		—	—
Stock Options and Warrants	—	—		—	—
Income Available to Common Shareholders—Diluted Earnings per Share	$(284,615)	14,638,937	$(.02)	$(199,763)	14,531,573	$(.01)

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at September 30, 2010, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2010, because their effect was anti-dilutive.

The Company had outstanding, at September 30, 2010, 3,050,000 Series A preferred shares. The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly. The preferred shares are convertible to the Company's common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended September 30, 2010, because their effect was anti-dilutive.

Additionally, the Company had outstanding at September 30, 2010, a $950,000 convertible promissory note. The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The convertible promissory note was not included in the computation of diluted earnings per share for the quarter and nine-month periods ended September 30, 2010 because the conversion price was greater than the average market price of the common shares during those periods.

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

	Carrying Value at September 30, 2010				Quarter and nine months ended September 30, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$—	$—	$45,000	$—

NOTE 12—SUBSEQUENT EVENTS

No significant events have occurred subsequent to the Company's quarter-end. Subsequent events have been evaluated through November 12, 2010, which is the date these financial statements were issued.

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

Segment Information

As of, and for the three months ended:	Holding Company	Oil & Gas Activities	Broker-Dealer Services	Total

September 30, 2010
Revenues from external customers	$35,340	$945	$4,677,977	$4,714,262
Inter-segment revenues	—	—	—	—
Interest expense	20,198	—	—	20,198
Depreciation and amortization	10,697	(3,516)	6,818	13,999
Income (loss) before income tax benefit (expense)	(97,731)	(31,113)	45,566	(83,278)
Income tax benefit (expense)	14,476	12,000	(17,000)	9,476
Net income (loss) before discontinued operations	(83,255)	(19,113)	28,566	(73,802)
Discontinued operations	(81,140)	—	—	(81,140)
Net income (loss) after discontinued operations	(164,395)	(19,113)	28,566	(154,942)
Segment assets	7,013,673	979,324	2,471,136	10,464,133
Expenditure for segment assets	3,090	2,612	1,644	7,346

As of, and for the three months ended:	Holding Company	Oil & Gas Activities	Broker-Dealer Services	Total

September 30, 2009
Revenues from external customers	$19,529	$—	$4,568,988	$4,588,517
Inter-segment revenues	(5,788)	—	5,788	5,788
Interest expense	58,151	—	—	58,151
Depreciation and amortization	16,782	—	6,343	23,125
Income (loss) before income tax benefit (expense)	(367,251)	—	312,026	(55,225)
Income tax benefit (expense)	143,948	—	(122,300)	21,648
Net loss before discontinued operations	(223,303)	—	189,726	(33,577)
Discontinued operations	(158,919)	—	—	(158,919)
Net income (loss) after discontinued operations	(382,222)	—	189,726	(192,496)
Segment assets	7,366,662	—	2,327,797	9,694,459
Expenditure for segment assets	13,193	—	—	13,193

As of, and for the nine months ended:	Holding Company	Oil & Gas Activities	Broker-Dealer Services	Total

September 30, 2010
Revenues from external customers	$142,073	$2,741	$14,260,634	$14,405,448
Inter-segment revenues	(1,081)	—	1,081	1,081
Interest expense	60,857	—	—	60,857
Depreciation and amortization	37,442	131	20,386	57,959
Income (loss) before income tax benefit (expense)	(372,442)	(68,700)	447,273	6,142
Income tax benefit (expense)	7,008	27,000	(175,000)	(140,992)
Net income (loss) before discontinued operations	(365,423)	(41,700)	272,273	(134,850)
Discontinued operations	(81,140)	—	—	(81,140)
Net income (loss) after discontinued operations	(446,563)	(41,700)	272,273	(215,990)
Segment assets	7,013,673	979,324	2,471,136	10,464,133
Expenditure for segment assets	3,090	2,612	10,373	16,075

As of, and for the nine months ended:	Holding Company	Oil & Gas Activities	Broker-Dealer Services	Total

September 30, 2009
Revenues from external customers	$19,054	$—	$13,299,105	$13,318,159
Inter-segment revenues	(25,364)	—	25,364	25,364
Interest expense	191,874	—	—	191,874
Depreciation and amortization	60,555	—	18,591	79,146
Income (loss) before income tax benefit (expense)	(881,530)	—	477,038	(404,492)
Income tax benefit (expense)	345,561	—	(187,000)	158,561
Net income (loss) before discontinued operations	(535,969)	—	290,038	(245,931)
Discontinued operations	114,793	—	—	114,793
Net income (loss) after discontinued operations	(421,176)	—	290,038	(131,138)
Segment assets	7,366,662	—	2,327,797	9,694,459
Expenditure for segment assets	14,206	—	4,383	18,589

Reconciliation of Segment Information

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Revenues:
Total revenues for reportable segments	$4,714,262	$4,594,305
Elimination of inter-company revenues	—	(5,788)
Consolidated total revenues	$4,714,262	$4,588,517

Profit:
Total reportable segment income	$(154,942)	$(192,496)

Assets:
Total assets for reportable segments	$10,464,133	$9,772,851
Elimination of inter-company receivables	(1,078,392)	(78,392)
Consolidated assets	$9,385,741	$9,694,459

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Revenues:
Total revenues for reportable segments	$14,406,529	$13,343,523
Elimination of inter-company revenues	(1,081)	(25,364)
Consolidated total revenues	$14,405,448	$13,318,159

Profit:
Total reportable segment income (loss)	$(215,990)	$(131,138)

Assets:
Total assets for reportable segments	$10,464,133	$9,772,851
Elimination of inter-company receivables	(1,078,392)	(78,392)
Consolidated assets	$9,385,741	$9,694,459

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(154,942)	$(192,496)	$(215,990)	$(131,138)
Income per share:
Basic	$(.01)	$(.01)	$(.02)	$(.01)
Diluted	$(.01)	$(.01)	$(.02)	$(.01

The Company reported a net loss for the quarter ended September 30, 2010, of $154,942, compared to a net loss of $192,496 for the same quarter in 2009. The Company reported a net loss for the nine months ended September 30, 2010 of $215,990, compared to a net loss of $131,138 for the same period in 2009.

Operating revenues

Total operating revenues for the quarter ended September 30, 2010 were $4,714,262, an increase of 3% from $4,588,517 for the quarter ended September 30, 2009. Total operating revenues for the nine months ended September 30, 2010 were $14,405,448, an increase of 8% from $13,318,159 for the nine months ended September 30, 2009. The increases for the quarter and nine-month periods resulted primarily from increased commission income received by CFS.

Fee Income

Fee income for the quarter ended September 30, 2010 was $218,121, a decrease of 22% from $279,041 for the quarter ended September 30, 2009. Fee income for the nine months ended September 30, 2010 was $723,471, a decrease of 8% from $784,061 for the nine months ended September 30, 2009. The decreases were due to a reduction in fee income received by CFS, as a result of lower values of client assets under management.

The Company earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 5% of the Company's consolidated revenues for the nine months ended September 30, 2010.

Commission Income

Commission income includes CFS commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended September 30, 2010 was $4,337,266, an increase of 6% from $4,089,281 for the quarter ended September 30, 2009. Commission income for the nine months ended September 30, 2010 was $13,222,033, an increase of 9% from $12,104,112 for the nine months ended September 30, 2009. The increases were due primarily to an increase in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 92% of the Company's consolidated revenues for the nine months ended September 30, 2010.

Interest and other income

Interest and other income for the quarter ended September 30, 2010 was $158,875, a decrease of 28% from $220,195 for the quarter ended September 30, 2009. Interest and other income for the nine months ended September 30, 2010 was $459,944, an increase of 7% from $429,986 for the nine months ended September 30, 2009. The decrease in the quarter was due primarily to a decrease in due diligence and marketing allowances received by CFS, and the increase in the nine month period was due to an increase in rental income of the holding company. Interest and other income constituted 3% of the Company's consolidated revenues for the nine months ended September 30, 2010.

Operating expenses

Total operating expenses for the quarter ended September 30, 2010 were $4,777,342, an increase of 4% from $4,585,591 for the quarter ended September 30, 2009. Total operating expenses for the nine months ended September 30, 2010 were $14,338,449, an increase of 6% from $13,530,777 for the nine months ended September 30, 2009. The increases resulted from the net increases in the expense categories described in the paragraphs below.

The table below displays the expenses relating to the Oil and Gas activities for the three and nine month periods ending September 30, 2010:

	Three Months ended September 30,
	2010	2009
Geological and geophysical expenses	$16,711	$—
Depreciation expense	$(3,516)	$—
General and administrative expenses	$(1,969)	$—
Compensation and benefit expenses	$20,833	$—
Total oil and gas expenses	$32,059	$—

	Nine Months ended September 30,
	2010	2009
Geological and geophysical expenses	$21,951	$—
Depreciation expense	$131,2,861	$—
General and administrative expenses	$46,499	$—
Compensation and benefit expenses	$71,442	$—
Total oil and gas expenses	$	$—

Compensation and benefits

Compensation and benefits expense for the quarter ended September 30, 2010 was $331,148, a decrease of 35% from $512,904 for the quarter ended September 30, 2009. Compensation and benefits expense for the nine months ended September 30, 2010 was $1,011,630, a decrease of 26% from $1,362,071 for the nine months ended September 30, 2009. The decreases resulted primarily from a reduction in the number of employees over the past twelve months.

Commission expense

Commission expense for the quarter ended September 30, 2010 was $4,073,956, an increase of 7% from $3,816,019 for the quarter ended September 30, 2009. Commission expense for the nine months ended September 30, 2010 was $12,424,730, an increase of 10% from $11,306,291 for the nine months ended September 30, 2009. The increases in commission expense correspond with the increases in commission income.

General and administrative expense

Total general and administrative expenses for the quarter ended September 30, 2010 were $341,528, an increase of 46% from $233,543 for the quarter ended September 30, 2009. Total general and administrative expenses for the nine months ended September 30, 2010 were $822,179, an increase of 5% from $783,269 for the nine months ended September 30, 2009. The increases were due primarily to an increase in CFS' licensing fees, legal fees, and fees paid to outside parties for IT services performed.

Geological and Geophysical Costs

Total Geological & Geophysical costs for the quarter ended September 30, 2010 were $16,711, and increase of 100% from $0 for the quarter ended September 30, 2009. Total G&G costs for the nine months ended September 30, 2010 were $21,951, and increase from 100% from $0 for the nine months ended September 30, 2009. The increase was due to the oil and gas division being opened in February of 2010.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended September 30, 2010 was $13,999, a decrease of 39% from $23,125 for the quarter ended September 30, 2009. Depreciation and amortization expense for the nine months ended September 30, 2010 was $57,959, a decrease of 27% from $79,146 for the nine months ended September 30, 2009. The decrease for the quarter and nine-month period was due to the disposal of assets associated with the mutual fund division.

The table below displays the capitalized costs relating to the Oil & Gas activities for the three and nine month periods ending September 30, 2010:

Capitalized Costs Relating to the Oil and Gas Producing Activities for the three months ended September 30,
	2010	2009
Unproved oil and gas properties	$81,732	$—
Proved oil and gas	$—	$—

Accumulated depreciation and amortization	$(3,516)	$—
Net capitalized costs	$78,216	$—

Capitalized Costs Relating to the Oil and Gas Producing Activities for the nine months ended September 30,
	2010	2009
Unproved oil and gas properties	$154,996	$—
Proved oil and gas	$—	$—

Accumulated depreciation and amortization	$(131)	$—
Net capitalized costs	$154,865	$—

Liquidity and capital resources

Net cash provided by operating activities was $227,573 for the nine months ended September 30, 2010, as compared to net cash used by operating activities of $14,184 during the nine months ended September 30, 2009. The primary difference corresponds with the increase in the commissions and fee income due to market conditions.

Net cash provided by investing activities was $58,741 for the nine months ended September 30, 2010, compared to net cash provided by investing activities of $1,506,891 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the cash provided by investing activities was received from Corridor Investors, LLC, based off their aggregate net assets, as discussed in Note 6—Discontinued Operations.

Net cash used by financing activities was $101,446 for the nine months ended September 30, 2010, compared to net cash used by financing activities of $2,146,274 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company paid out $68,625 in preferred stock dividends, made three payments totaling $58,445 relating to the United Heritage acquisition (see Note 5—Business Acquisitions) and repaid $22,400 of bank debt.

At September 30, 2010, the Company held $2,153,606 in cash and cash equivalents, as compared to $1,968,738 at December 31, 2009. The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

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

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases, and in other Company-authorized written or oral statements, the words and phrases "can be," "expects," "anticipates," "may affect," :may depend," "believes," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, which could cause actual results for future periods to differ materially from those presently anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

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

The Company is a financial services holding company that, through its broker dealer subsidiary, provides brokerage, investment advisory, insurance and related services. The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. The Company's revenues and net earnings may be either enhanced or diminished from period to period by such external factors. The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base. The Company provides broker-dealer services in support of trading and investment by its representatives' customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, private placement alternative investments, variable annuities and variable life insurance. The Company also provides investment advisory services for its representatives' customers. In the past, investment advisory services were performed by both Capital Financial Services, Inc. on an individual client basis and Integrity Money Management, Inc. on behalf of the mutual fund segment; services through Integrity Money Management, Inc. were discontinued as a result of the disposition of the Mutual Funds Service Segment effective July 31, 2009.

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

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2010, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products. In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company's sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC. and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have financial difficulties. Additionally, difficult economic conditions in general and the stock market decline have contributed to decline in broker-dealer subsidiary client portfolio values. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to regulatory scrutiny and a number of recently instituted legal or arbitration proceedings, including two recently instituted proceedings seeking certification as class actions which name the Company as one of a number of defendants and allege various securities or conduct violations, one with respect to private placements of Medical Capital Corporation and related issuer entities for which the broker-dealer subsidiary placed approximately $100 million of debt securities and the other with regard to private placements of Provident Royalties, LLC and related issuer entities for which the broker-dealer subsidiary placed approximately $60 million of debt securities. The Company intends to vigorously contest the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result.

Item 1A.	Risk Factors

Not Applicable as a Smaller Reporting Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2010	—	—	—	$597,754
August 2010	—	—	—	$597,754
September 2010	—	—	—	$597,754
Total	—	—	—	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: November 12, 2010	By:	/s/ Jacqueline L. Case
Jacqueline L. Case
Interim President and Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Valarie A. Hoskin
Valarie A. Hoskin
Chief Financial Officer
(Principal Financial Officer)