Form 10-K
period 2010-12-31
Capital Financial Holdings, Inc
filed 2011-03-23
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2011: $1,077,468.

On February 28, 2011, there were 14,455,943 shares of the issuer's common equity outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2011, are incorporated by reference in certain sections of Part III.

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

The Company is a financial services holding company that, through its broker dealer subsidiary, provides brokerage, investment advisory, insurance and related services. The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. The Company's revenues and net earnings may be either enhanced or diminished from period to period by such external factors. The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base. The Company provides broker-dealer services in support of trading and investment by its representatives' customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, private placement alternative investments, variable annuities and variable life insurance. The Company also provides investment advisory services for its representative's customers. In the past, investment advisory services were performed by both Capital Financial Services, Inc. on an individual client basis and Integrity Money Management, Inc. on behalf of the mutual fund segment; services through Integrity Money Management, Inc. were discontinued as a result of the disposition of the Mutual Funds Service Segment effective July 31, 2009.

A key component of the broker-dealer subsidiary's business strategy is to recruit well-established, productive representatives who generate substantial revenues from an array of investment products and services. Additionally, the broker-dealer subsidiary assists its representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients.

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

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation by Robert E. Walstad, founder and Chairman Emeritus of the Company. The Company's principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of December 31, 2010, the Company had 22 full-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

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

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2010, the Company had made fifteen quarterly installment payments totaling $330,736. The liability relating to this acquisition is valued at approximately $244,615 as of December 31, 2010, and has also been recorded by the Company as goodwill. Due to the goodwill impairment charge that was recorded (see "Recent Developments" note), as of December 31, 2010, the total goodwill recorded relating to this acquisition was $656,906.

THE COMPANY'S SUBSIDIARIES

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

Capital Financial Services, Inc.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 280 investment representatives and investment advisors.

Capital Energy Resources, Inc.

CER is an oil and gas operating company that will seek opportunities in petroleum and natural gas exploration and production.

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

RECENT DEVELOPMENTS

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying value, goodwill is evaluated for impairment between annual tests. As a result of ongoing volatility in the financial industry and a reduction in the calculated fair market value of its wholly owned subsidiary Capital Financial Services, Inc., the Company performed an interim goodwill impairment test for the quarter ended December 31, 2010. On February 25, 2011, the Company determined that it will incur a goodwill impairment charge for the fourth quarter of the fiscal year ended December 31, 2010 of $753,518 related to the Broker-Dealer segment. This charge resulted from an interim test for impairment under the FASB accounting and reporting standards for goodwill and other intangible assets, prompted by the ongoing volatility in the financial industry and an opinion of fair market value provided by a third party. The Company will not be required to make any current or future cash expenditures as a result of the impairment. The impairment charge will be reflected in the Company's financial statements as of and for the fourth quarter and fiscal year ended December 31, 2010.

In the Company's third quarter filing it reported capitalized costs of $154,865, in the Oil & Gas segment. These costs have been fully expensed, by the Company, as of December 31, 2010. A termination request has been received by CER, requesting termination of the Joint Participation Agreement between CER and Nakota Energy LLC. If this agreement is terminated CER would no longer have rights to the leases, in which CER had paid acquisition costs. It was determined by the Company that until the outcome of this termination is finalized these capitalized costs would be expensed.

On September 24, 2010 the Company announced the resignation of Bradley P. Wells, the Company's Chief Executive Officer and Chief Financial Officer and Treasurer. On October 13, 2010 the Company then announced, effective October 6, 2010, that Jacqueline L. Case had been appointed as the Company's interim President and acting Executive Officer, and Valarie A. Hoskin had been appointed as the Company's interim Chief Financial Officer and Treasurer to replace Bradley P. Wells.

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

In March of 2009 the Company entered into a Definitive Agreement (the "Agreement") with Corridor Investors, LLC ("Buyer"), pursuant to which Buyer agreed to purchase from Seller, and Seller agreed to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies'); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement was to facilitate a change in advisor as well as to transfer, together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. As per the Agreement, closing occurred; the Buyer paid $1,525,480 (60 BPS of the aggregate net assets, totaling $254,246,596 as of July 30, 2009) to the Company. On August 5, 2010 the Company received $227,200 (10 BPS of the aggregate net assets, totaling $227,199,779 as of July 30, 2010), the first of the three additional payments consisting of 10 BPS of the aggregate net assets as of July 30, 2010, 2011 and 2012. With the closing and transfer of entities, the Company is no longer involved in the mutual fund service business. The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc. As a result of the transfer, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc., which constitute the mutual fund division of the Company, will be reflected in the Company's future consolidated financial statements as a discontinued operation.

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

Item 1A. Risk Factors

Not Applicable as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company operates the majority of its business out of its location at 1 Main Street North, Minot, North Dakota, which the Company owns. As of December 31, 2010, the building has a $277,772 mortgage.

Item 3. Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products. In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company's sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have financial difficulties. Additionally, difficult economic conditions in general and the stock market decline have contributed to decline in broker-dealer subsidiary client portfolio values. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to regulatory scrutiny and a number of recently instituted legal or arbitration proceedings, including two recently instituted proceedings seeking certification as class actions which name the Company as one of a number of defendants and allege various securities or conduct violations, one with respect to private placements of Medical Capital Corporation and related issuer entities for which the broker-dealer subsidiary placed approximately $100 million of debt securities and the other with regard to private placements of Provident Royalties, LLC and related issuer entities for which the broker-dealer subsidiary placed approximately $60 million of debt securities. The Company intends to vigorously contest the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result from each individual matter. There is a contemplated settlement regarding both Medical Capital Corporation and Provident Royalties, LLC, by which the Company would contribute monies to a settlement fund. The contemplated settlement, in the amount of $200,000, was recorded in the books of the company as a liability, though the settlement is subject to approval by a number of entities, and there is no assurance that the settlement will be completed.

PART II

Item 4. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about the Company's Common Stock

The Company's Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company's common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On December 31, 2010, the closing price of the Company's Common Shares on the OTC Bulletin Board was $.07 per share. At February 28, 2010, there were approximately 733 shareholders of record.

The following table sets forth the high and low closing prices for the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2010		2009
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	.190	.130	.280	.150
Second Quarter	.190	.110	.240	.140
Third Quarter	.200	.090	.230	.150
Fourth Quarter	.130	..050	.240	.120

The Company has not paid a dividend with respect to its common stock, nor does the Company anticipate paying dividends in the foreseeable future.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Smaller Reporting Company Repurchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2010	-	-	-	$597,754
November 2010	-	-	-	$597,754
December 2010	-	-	-	$597,754
Total	-	-	-	$597,754

Item 5. Selected Financial Data

Not Applicable as a Smaller Reporting Company.

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

				Variance 2010 to 2009	Variance 2009 to 2008
	2010	2009	2008
OPERATING REVENUES
Fee income	$975,010	$1,062,492	$1,551,245	(8)%	(32)%
Commission income	17,746,472	16,096,513	25,869,214	10%	(37)%
Other income	670,325	743,769	975,877	(10)%	(46)%
Total revenue	$19,391,807	$17,902,774	$28,396,336	8%	(37)%

OPERATING EXPENSES
Compensation and benefits	$1,350,094	$1,786,179	$2,089,297	(24)%	(15)%
Commission expense	16,566,033	15,223,613	24,390,850	9%	(38)%
Goodwill impairment expense	753,518	-	-	100%	-
General and administrative expenses	1,423,353	1,036,490	1,125,767	37%	(8%)
Geological & geophysical costs	66,310	-	-	100%	-
Depreciation and amortization	75,381	100,369	115,487	(25)%	(13)%
Total operating expenses	$20,234,689	$18,146,651	$27,721,401	12%	(35)%

OPERATING INCOME (LOSS)	$(842,882)	$(243,877)	$674,935	246%	(136)%

OTHER EXPENSES
Loss on investment	$-	$(31,876)	$-	(100)%	100%
Interest expense	(80,880)	(212,552)	(302,369)	(62)%	(30)%
Net other expenses	$(80,880)	$(244,428)	$(302,369)	(67)%	(19)%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(923,762)	$(488,305)	$372,566	89%	(231)%

INCOME TAX BENEFIT (EXPENSE)	$40,581	$191,416	$(146,046)	(79)%	231%

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(883,181)	$(296,889)	$226,520	197%	(231)%

DISCONTINUED OPERATIONS
Income (Loss) from operations of discontinued operations (net of tax)	$-	$(125,211)	$1,576,389	100%	(107)%
Goodwill impairment expense	-	-	(5,312,606)	-	(100)%
Gain (Loss) on disposal of discontinued operations	(111,601)	228,402	-	(149)%	100%
Net discontinued operations	$(111,601)	$103,191	$(3,736,217)	(208)%	103%

NET LOSS	$(994,782)	$(193,698)	$(3,509,697)	(414)%	94%

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:	(.07)	(.03)	.01

NET LOSS PER COMMON SHARE:	(.07)	(.02)	(.25)

Year Ended December 31, 2010, compared with Year Ended December 31, 2009:

Operating Revenues—Total operating revenues for 2010 were $19,391,807, an increase of 8% from $17,902,774 in 2009. The increase resulted from increased commission income relating to CFS, the Company's broker-dealer division.

Fee Income—Fee income for 2010 was $975,010, an 8% decrease from $1,062,492 in 2009. The decrease was due to a reduction in fees received by CFS due to a reduction in assets under management in CFS' registered investment advisor.

The Company earns investment advisory fees in connection with CFS' registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 5% of the Company's consolidated revenues in 2010.

Commission Income—Commission income includes CFS. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2010 was $17,746,472, a 10% increase from $16,096,513 in 2009. The increase was due primarily to an increase in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 92% of the Company's consolidated revenues in 2010.

Other Income—Other income for 2010 was $670,325 a 10% decrease from $743,769 in 2009. Other income is comprised primarily of due diligence and marketing allowances received by CFS. Other income constituted 4% of the Company's consolidated revenues in 2010.

Operating Expenses—Total operating expenses for 2010 were $20,234,689 a 12% increase from $18,146,651 in 2009. The increase resulted from the net increases in the expense categories described in the paragraphs below.

The table below displays the expenses relating to the Oil & Gas activities for the years ending December 31, 2010, 2009 and 2008:

	2010	2009	2008
Geological & geophysical expenses	$66,310	$-	$-
Depreciation expense	$261	$-	$-
General & administrative expenses	$63,143	$-	$-
Compensation & benefit expenses	$59,608	$-	$-
Total oil & gas expenses	$189,322	$-	$-

Compensation and Benefits—Compensation and benefits expense for 2010 was $1,350,094, a 24% decrease from $1,786,179 in 2009. The decrease resulted primarily from a reduction in incentive overrides paid to certain employees for the recruitment of new registered representatives in CFS, as well as a reduction in the number of employees over the past twelve months.

Commission Expense—Commission expense for 2010 was $16,566,033, an 8% increase from $15,223,613 in 2009. The increase corresponds with the increase in commission income.

Goodwill Impairment Expense—Goodwill impairment expense for 2010 was $753,518, a 100% increase from $0 in 2009. The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying value, goodwill is evaluated for impairment between annual tests. As a result of ongoing volatility in the financial industry and a reduction in the calculated fair market value of its wholly owned subsidiary Capital Financial Services, Inc., the Company performed an interim goodwill impairment test for the quarter ended December 31, 2010. On February 25, 2011, the Company determined that it will incur a goodwill impairment charge for the fourth quarter of the fiscal year ended December 31, 2010 of $753,518 related to the Broker-Dealer segment. This charge resulted from an interim test for impairment under the FASB accounting and reporting standards for goodwill and other intangible assets, prompted by the ongoing volatility in the financial industry and an opinion of fair market value provided by a third party. The Company will not be required to make any current or future cash expenditures as a result of the impairment. The impairment charge will be reflected in the Company's financial statements as of and for the fourth quarter and fiscal year ended December 31, 2010.

General and Administrative Expenses—Total general and administrative expenses for 2010 were $1,423,353, an increase of 37% from $1,036,490 in 2009. The increase was due primarily to an increase in licensing fees and legal expenses paid by CFS.

Geological & Geophysical Costs—Total Geological & Geophysical costs for 2010 were $66,310, an increase of 100% from $0 in 2009. The increase was due to the oil and gas division being opened in February of 2010.

Depreciation and Amortization—Depreciation and amortization for 2010 was $75,381, a 25% decrease from $100,369 in 2009. The decrease was due to the disposal of assets associated with the mutual fund division sale.

Interest Expense—Interest expense was $80,880 for 2010, a 62% decrease from $212,552 in 2009. The decrease was due primarily to a reduction in outstanding debt due to redemptions of the company's subordinated corporate notes processed on June 23rd and July 31st, totaling $500,000, and also the company's decision to call the remaining notes, totaling $1,500,000, processed on September 30, 2009.

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

Commission Income—Commission income includes CFS. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2009 was $16,096,513, a 37% decrease from $25,869,214 in 2008. The decrease was due primarily to a decrease in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 90% of the Company's consolidated revenues in 2009.

Other Income—Other income for 2009 was $743,769, a 24% decrease from $975,877 in 2008. Other income is comprised primarily of due diligence and marketing allowances received by CFS. Other income constituted 4% of the Company's consolidated revenues in 2009.

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

General and Administrative Expenses—Total general and administrative expenses for 2009 were $1,036,490, a decrease of 8% from $1,125,767 in 2008. The decrease was due primarily to a reduction in the distributions being paid to outside wholesalers during the time that Capital Financial Holdings, Inc. owned the mutual fund division.

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

FINANCIAL CONDITION

On December 31, 2010, the Company's assets aggregated $8,707,621, a decrease of 8% from $9,500,728 in 2009, due to increases in cash and cash equivalents, accounts receivable, prepaids, deferred tax asset and other assets, offset by decreases in income tax receivables, long-term assets, goodwill, and net property and equipment. Stockholder's equity was $5,457,729 on December 31, 2010, compared to $6,494,044 on December 31, 2009.

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

Cash provided by operating activities was $204,833 for the year ended December 31, 2010, as compared to net cash used by operating activities of $162,907 for the year ended December 31, 2009 and net cash provided by operating activities of $739,023 for the year ended December 31, 2008.

Net cash provided by investing activities was $211,125 for the year ended December 31, 2010, as compared to net cash provided by investing activities of $1,424,096 for the year ended December 31, 2009 and net cash used by investing activities of $131,326 for the year ended December 31, 2008. During the twelve months ended December 31, 2010, the cash provided by investing activities were the proceeds from the first of three installment payments received from Corridor Investors, LLC (See Note 18-Discontinued Operations), minus office and computer equipment purchased during this time frame.

Net cash used by financing activities was $198,495 for the year ended December 31, 2010, as compared to net cash used by financing activities of $2,132,559 for the year ended December 31, 2009, and net cash used by financing activities of $910,839 for the year ended December 31, 2008. During the year ended December 31, 2010, the Company paid out $91,500 in preferred stock dividends, repaid $30,130 of bank debt and paid $76,865 relating to the acquisition of certain assets of United Heritage Financial Services in 2007.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2010, the Company held $2,186,201 in cash and cash equivalents, as compared to $1,968,738 on December 31, 2009, and $2,840,108 on December 31, 2008. Liquid assets, which consist of cash and cash equivalents, totaled $2,186,201 at December 31, 2010, as compared to $1,968,738 on December 31, 2009, and $2,840,108 on December 31, 2008. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to acquire additional financial services firms, broker recruitment, asset acquisition opportunities for the Company's new oil and gas operations subsidiary, repurchase shares of the Company's common stock, and service debt. Management also expects to realize increases in consultant expenses as well as increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters.

Item 6. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company.

Item 7. Financial Statements and Supplementary Data

The financial statements required by this item, the accompanying notes thereto, and the reports of independent registered public accounting firm are included as part of this Form 10-K immediately following the signatures page, beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company's management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2010, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC's rules and forms.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting, based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2010, is effective.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 10. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

Item 14. Exhibits

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date: March 23, 2011	By /s/ Jacqueline L. Case
Jacqueline L. Case
Interim President & Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2011	By /s/ Valarie A. Hoskin
Valarie A. Hoskin
Chief Financial Officer
(Principal Financial Officer)

Date: March 23, 2011	By /s/ Jeffrey A. Cummer
Jeffrey A. Cummer
Chairman

Date: March 23, 2011	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: March 23, 2011	By /s/ Gregory G. Philipps
Gregory G. Philipps
Director

Date: March 23, 2011	By /s/ Vaune M. Cripe
Vaune M. Cripe
Director

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF

DECEMBER 31, 2010, 2009 AND 2008

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
TABLE OF CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4 - F-5

Consolidated Statements of Stockholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-26

ADDITIONAL INFORMATION

Report of Independent Registered Public Accounting Firm	F-27

Selected Financial Data	F-28

Quarterly Results of Consolidated Operations (Unaudited)	F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Capital Financial Holdings, Inc. and Subsidiaries
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Capital Financial Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Financial Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 23, 2011

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$1,973,938	$1,968,738
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2010 and 2009)	1,432,575	1,242,630
Income taxes receivable	57,900	173,502
Deferred tax asset - current	68,683	45,032
Current portion of long-term receivable	211,969	254,247
Prepaids	38,809	27,849

Total current assets	$3,783,874	$3,711,998

LONG-TERM ASSETS
LT receivable-MF Division Sale	$423,938	$762,740
Less: current portion shown above	(211,969)	(254,247)

Total long-term assets	$211,969	$508,493

PROPERTY AND EQUIPMENT	$1,727,320	$1,711,245
Less accumulated depreciation	(606,753)	(536,395)

Net property and equipment	$1,120,567	$1,174,850

OTHER ASSETS
Goodwill	$2,574,413	$3,431,641
Severance escrow	212,263	-
Deferred tax asset - non-current	579,084	474,755
Other assets (net of accumulated amortization	225,451	198,991
of $214,444 for 2010 and $209,422 for 2009)

Total other assets	$3,591,211	$4,105,387

TOTAL ASSETS	$8,707,621	$9,500,728

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2010	2009
CURRENT LIABILITIES
Accounts payable	$331,895	$103,726
Commissions payable	1,298,078	1,115,134
Other current liabilities	147,532	54,765
Current portion of long-term debt	229,522	278,117

Total current liabilities	$2,007,027	$1,551,742

LONG-TERM LIABILITIES
Note payable	$277,772	$307,902
Convertible promissory note	950,000	950,000
Other long-term liabilities	244,615	475,157
Less current portion of long-term debt	(229,522)	(278,117)

Total long-term liabilities	$1,242,865	$1,454,942

TOTAL LIABILITIES	$3,249,892	$3,006,684

STOCKHOLDERS' EQUITY
Series A Preferred stock - 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital - series A preferred stock	1,524,695	1,524,695
Common stock - 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital - common stock	10,446,302	10,396,335
Accumulated deficit	(6,515,019)	(5,428,737)

TOTAL STOCKHOLDERS' EQUITY	$5,457,729	$6,494,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,707,621	$9,500,728

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
OPERATING REVENUES
Fee income	$975,010	$1,062,492	$1,551,245
Commission income	17,746,472	16,096,513	25,869,214
Other income	670,325	743,769	975,877
Total revenue	$19,391,807	$17,902,774	$28,396,336

OPERATING EXPENSES
Compensation and benefits	$1,350,094	$1,786,179	$2,089,297
Commission expense	16,566,033	15,223,613	24,390,850
Goodwill impairment expense	753,518	-	-
General and administrative expenses	1,423,353	1,036,490	1,125,767
Geophysical & geological costs	66,310	-	-
Depreciation and amortization	75,381	100,369	115,487
Total operating expenses	$20,234,689	$18,146,651	$27,721,401

OPERATING INCOME (LOSS)	$(842,882)	$(243,877)	$674,935

OTHER EXPENSES
Loss on investment	$-	$(31,876)	$-
Interest expense	(80,880)	(212,552)	(302,369)
Net other expenses	$(80,880)	$(244,428)	$(302,369)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(923,762)	$(488,305)	$372,566

INCOME TAX BENEFIT (EXPENSE)	40,581	191,416	(146,046)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(883,181)	$(296,889)	$226,520

DISCONTINUED OPERATIONS
Income (Loss) from operation of discontinued mutual fund segment (net of tax)	$-	$(125,211)	$1,576,389
Goodwill impairment expense	-	-	(5,312,606)
Gain (Loss) on disposal of mutual fund segment	(111,601)	228,402	-
Total discontinued operations (net of tax)	$(111,601)	$103,191	$(3,736,217)

NET LOSS	$(994,782)	$(193,698)	$(3,509,697)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.07)	$(.03)	$.01
Diluted	$(.07)	$(.03)	$.01

SHARES USED IN COMPUTING NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,541,585	14,519,372
Diluted	14,638,937	14,541,585	17,587,107

NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$(.01)	$.00	$(.26)
Diluted	$(.01)	$.01	$(.26)

SHARES USED IN COMPUTING NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,541,585	14,519,372
Diluted	14,638,937	17,591,585	14,519,372

NET LOSS PER COMMON SHARE:
Basic	$(.07)	$(.02)	$(.25)
Diluted	$(.07)	$(.02)	$(.25)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic	14,638,937	14,541,585	14,519,372
Diluted	14,638,937	14,541,585	14,519,372

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Amounts			Shares
	2010	2009	2008	2010	2009	2008
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital

Balance, beginning of year	$10,397,780	$10,375,474	$10,286,346	14,455,943	14,455,943	14,455,943
Common stock issued	49,968	57,097	90,000	-	-	-
Purchase of common stock	-	(34,791)	(872)	-	-	-
Balance, end of year	$10,447,748	$10,397,780	$10,375,474	14,455,943	14,455,943	14,455,943

Accumulated deficit
Balance, beginning of year	$(5,428,737)	$(5,143,539)	$(1,542,342)
Net loss	(994,782)	(193,698)	(3,509,697)
Preferred dividends	(91,500)	(91,500)	(91,500)
Balance, end of year	$(6,515,019)	$(5,428,737)	$(5,143,539)

ESOP activity
Balance, beginning of year	$-	$(48,685)	$(55,379)
Repayments from ESOP	-	48,685	6,694
Balance, end of year	$-	$-	$(48,685)

Total stockholders' equity	$5,457,729	$6,494,044	$6,708,250

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(994,782)	$(193,698)	$(3,509,697)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation	70,357	85,302	115,488
Amortization	5,022	15,067	-
Goodwill impairment expense	753,518	-	5,312,606
Loss on investment	-	31,876	-
Sales commissions amortized	-	-	151,693
Gain on allocation of ESOP shares	-	(34,791)	-
(Gain) Loss on disposal of discontinued operations	111,601	(228,402)	-
Loss on disposal of assets	-	67,860	-
Effects on operating cash flows due to changes in:
Accounts receivable	(189,945)	316,543	632,453
Income taxes receivable	115,602	(145,321)	(28,181)
Prepaids	(10,960)	46,975	(5,057)
Deferred sales commissions capitalized, net of CDSC collected	-	-	13,433
Deferred tax asset	(127,979)	405,541	(840,426)
Other assets	(31,482)	31,657	(587)
Commissions Payable	182,944	(98,056)	(695,308)
Accounts payable	228,169	(266,772)	(340,747)
Income taxes payable	-	-	(20,512)
Other liabilities	92,768	(196,688)	(46,135)

Net cash provided (used) by operating activities	$204,833	$(162,907)	$739,023

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investment	$-	$(76,876)	$-
Purchase of property and equipment	(16,075)	(24,508)	(131,326)
Proceeds on sale of mutual fund division	-	1,525,480	-
Long-term receivable	227,200	-	-

Net cash provided (used) by investing activities	$211,125	$1,424,096	$(131,326)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES

Repayments from ESOP	$-	$48,685	$6,694
Redemption of common stock	-	-	(872)
Reduction of long-term liability	(76,865)	(63,450)	(129,872)
Reduction of short-term borrowing	-	-	(110,085)
Dividends paid	(91,500)	(91,500)	(91,500)
Reduction of notes payable	(30,130)	(26,294)	(24,204)
Redemption of commercial notes	-	-	(561,000)
Reduction of subordinate corporate notes	-	(2,000,000)	-

Net cash used by financing activities	$(198,495)	$(2,132,559)	$(910,839)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$217,463	$(871,370)	$(303,142)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,968,738	2,840,108	3,143,250
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,186,201	$1,968,738	$2,840,108

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$80,880	$382,135	$327,951
Income taxes	$31,929	$276,768	$510,349

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash	$1,973,938	$1,986,738	$2,840,108
Severance escrow	212,263	-	-
Net Cash	$2,186,201	$1,986,738	$2,840,108

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in long-term receivable	$-	$762,740	$-
Decrease in goodwill	$103,710	$109,140	$59,161
Decrease in other long-term liabilities	$153,677	$166,237	$149,161
Increase in common stock	$49,967	$57,097	$90,000
Preferred stock dividends declared	$22,875	$22,875	$22,875
Goodwill impairment expense	$753,518	$-	$5,312,606

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

NOTE 1—NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and significant accounting policies of Capital Financial Holdings, Inc., (formerly known as Integrity Mutual Funds, Inc.) and its Subsidiaries are presented to assist in understanding the Company's consolidated financial statements.

Nature of operations—Capital Financial Holdings, Inc., and its Subsidiaries (the "Company") was established in September 1987 as a North Dakota corporation. The Company derives its revenue from investment advisory fees as well as commissions earned from sales of mutual funds, insurance products, and various other securities through it's Subsidiary Capital Financial Services, Inc. Headquartered in Minot, North Dakota, the Company is marketing its services throughout the United States.

Principles of consolidation—The consolidated financial statements include the accounts of Capital Financial Holdings, Inc., and its wholly owned subsidiaries Capital Financial Services, Inc. ("CFS") and Capital Energy Resources, Inc. ("CER"). All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

Accounting Principles—The company has elected to use the Successful Efforts accounting method for the oil & gas division. Under this method, all expenses related to Geological & Geophysical operations are fully expensed on the income statement of the company, and all Acquisition costs, i.e. lease costs, are capitalized on the company's balance sheet.

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

Revenue recognition—Commission income and the related clearing expenses are recorded on a trade-date basis as securities transactions occur. The revenue earned from 12b-1 and advisory fees is recognized in the period earned.

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

Clearing Deposits—The Company has "Deposit Accounts" with each of its Clearing Firms, as set forth in each of the Clearing Agreements. Upon termination or expiration of these agreements, the Clearing Firms would deliver the balance of these accounts to the Company.

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

Advertising—Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $11,252 in 2010, $27,903 in 2009 and $116,303 in 2008.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 14,638,937 in 2010, in 14,541,585 2009 and 14,519,372 in 2008. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, and written put options. The weighted average shares outstanding used in computing diluted earnings per common share were 14,638,937 in 2010, in 14,541,585 2009 and 14,519,372 in 2008.

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

Severance Escrow—The Company has put into place a contingent Severance Benefit Package for its employees. The package has an expiration date of August 1, 2011. The funds for this package have been placed into an account specifically designated for these funds.

Reclassification—Certain amounts from 2009 and 2008 have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the Company's net income.

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

In December 2007, the FASB issued amended accounting principles related to noncontrolling interests in consolidated financial statements, which require that ownership interests in consolidated subsidiaries held by parties other than the parent (i.e., noncontrolling interests) be accounted for and presented as equity, rather than as a liability or mezzanine equity. These amended accounting principles were effective for the Company's financials beginning in the first quarter of the 2009 fiscal year. Adoption did not have a material effect on the Company's financial condition, results of operations or cash flows.

In June 2008, the FASB issued amended accounting principles related to determining whether an instrument (or embedded feature) is indexed to an entity's own stock. These amended accounting principles provide guidance about whether an instrument (such as the Company's outstanding common stock warrants) should be classified as equity and not subsequently recorded at fair value. The Company adopted these amended accounting principles in the first quarter of the 2009 fiscal year. Adoption did not affect the Company's financial condition, results of operations or cash flows.

In April 2009, the FASB issued amended accounting principles related to recognition and presentation of other-than-temporary impairments. These amended principles prescribe that only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Previously, the entire other-than-temporary impairment was recognized in current period earnings. The Company adopted these amended accounting principles in the second quarter of the 2009 fiscal year. Adoption did not have a material effect on the Company's financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements." ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. ASU No. 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not affect the Company's financial condition, results of operations or cash flows.

In December 2008, the SEC issued a final rule, "Modernization of Oil and Gas Reporting." This rule revised some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as Industry Guide 2. Effective December 31, 2009, the Financial Accounting Standards Board ("FASB") issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC's final rule. The amendments were designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The new standard also clarified that an entity's equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements were effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009; however, the FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. We have incurred acquisition costs and geological and geophysical costs during the twelve month period ended December 31, 2010, under our wholly owned subsidiary, CER.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2010 and 2009 consist of the following:

	Current Maturity	Current Interest Rate
			Amount
			2010	2009
Cash in checking	Demand	-	$1,006,858	$852,483
Cash in escrow	Demand	0.21%	212,263	-
Cash in savings	Demand	0.70%	967,080	1,116,255
			$2,186,201	$1,968,738

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009, consists of the following:

	2010	2009
Office furniture and equipment	$314,615	$301,631
Building and land	1,412,705	1,409,614
	$1,727,320	$1,711,245
Accumulated depreciation and amortization	(606,753)	(536,395)
	$1,120,567	$1,174,850

Depreciation expense totaled $75,381, $85,302 and $98,667 in 2010, 2009 and 2008, respectively.

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

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 restricted common shares to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2010, the Company had made fifteen quarterly installment payments totaling $330,736. The liability relating to this acquisition is valued at approximately $244,615 as of December 31, 2010, and has also been recorded by the Company as goodwill. Due to the goodwill impairment charge that was recorded (see Note 12-Goodwill), as of December 31, 2010, the total goodwill recorded relating to this acquisition was $656,906.

NOTE 5—LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 was as follows:

		Current Portion
	Rate		2010	2009
Long-term debt:
First Western Bank	6.50%	$32,032	$277,772	$307,902
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		197,490	244,615	475,157

Totals		$229,522	$1,472,387	$1,733,059

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

The aggregate amount of required future payments on the above long-term debt at December 31, 2010, is as follows:

Year ending December 31,
2011	$229,522
2012	139,865
2013	153,000
Thereafter	950,000

Total due	$1,472,387

NOTE 6—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2010	2009	2008
Current income tax benefit (expense):
Federal	$-	$-	$(329,803)
State	(17,358)	(13,096)	(86,812)
Total current tax benefit (expense)	$(17,358)	$(13,096)	$(416,615)
Deferred tax benefit (expense):
Federal	$51,334	$181,198	$239,724
State	6,605	23,314	30,845
Total deferred tax benefit (expense)	$57,939	$204,512	$270,569

Total provision for income tax
benefit (expense)	$40,581	$191,416	$(146,046)

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

Deferred tax assets (liabilities) were comprised of the following:

	2010	2009	2008
Deferred tax asset:
Net operating and capital loss carry forwards	$68,687	$52,139	$20,767
Goodwill impairment adjustment	75,371	-	995,920
Stock option compensation	583,374	583,374	583,374

Total deferred tax assets	$727,432	$635,513	$1,600,061

Deferred tax liabilities:
Accumulated depreciation	$25,723	$37,502	$74,545
Accumulated amortization	53,942	78,224	540,371
Total deferred tax liabilities	$79,665	$115,726	$614,916

Net deferred tax asset	$647,767	$519,787	$985,145

Net deferred tax asset - current	$68,683	$45,032	$-
Net deferred tax asset - non-current	579,084	474,755	985,145
Net deferred tax asset	$647,767	$519,787	$985,145

A reconciliation of the difference between the expected income tax benefit (expense) computed at the U.S. statutory income tax rate of 35% and the Company's income tax expense is shown in the following table:

	2010		2009		2008
Federal tax benefit (expense) at statutory rates	$323,317	35%	$(105,000)	(35%)	$1,360,000	35%
State tax benefit (expense), net of federal tax effect	46,188	5%	(15,000)	(5%)	194,000	5%
Tax impact of goodwill impairment expense	(293,872)	(32%)	-	-	(1,086,621)	(28%)
Net tax impact of discontinued operations	-	-	311,416	104%	(522,816)	(14%)
Other	(35,052)	(4%)	-	-	(90,609)	(2%)

Actual tax benefit (expense)	$40,581	4%	$191,416	64%	$(146,046)	(4%)

Included in "other" are amounts separately allocated to stockholder's equity to recognize the related tax effect of the change in net unrealized gain or loss on securities available for sale, ESOP plan activity, and effects of stock-based employee compensation and other adjustments for the years ended December 31, 2010, 2009 and 2008.

The Company has an estimated net operating loss carryover of approximately $200,000 that will expire, if unused, in 2030.

NOTE 7—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 2,098,000 warrants as of December 31, 2010.

In addition to the warrants discussed above, the Company has also issued warrants to purchase 600,000 common shares in March of 2004 at an exercise price of $.60 per share. These options are considered to be fully vested and have a contractual expiration date of September 1, 2010. 100,000 warrants were exercised in 2007, leaving an outstanding balance of 500,000 warrants as of December 31, 2010.

The Company had entered into employment agreements with past employees of the Company. Upon execution of these employment agreements, a one-time granting of stock options took effect. These options are fully vested and have a perpetual life. Each employment contract stated the strike price for which options were granted. In addition, the contracts granted options when the employees reach specified performance goals.

The Company has also issued options to directors as well as various other employees and past employees. The options granted to employees were granted in connection with reaching certain performance goals. These options are considered to be fully vested and have a contractual life of ten years.

As part of the acquisition of Capital Financial Services, Inc., 500,000 options were granted in January of 2002 at a strike price of $.50. These options are fully vested and expire ten years from the acquisition date.

The Company plans to issue additional common shares if any of its outstanding options are exercised. There have been no options exercised to date.

In December of 2005, the Company adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the twelve months ended December 31, 2010.

Option activity for the last three years was as follows:	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2008	5,888,113	$.54	$.28	$1,081,950
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2008	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2009	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2010	5,888,113	$.54	$.28	$-

Exercisable options at the end of 2010, 2009, and 2008 were 5,888,113, respectively. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ .00 to $ .49	1,380,000	Perpetual	$.42	1,380,000	$.42
$ .50 to $ .99	3,935,000	6*	$.52	3,935,000	$.52
$1.00 to $1.50	573,113	3*	$1.01	573,113	$1.01
$ .00 to $ 1.50	5,888,113	4.5*	$.54	5,888,113	$.54

* Excludes options with a perpetual life

NOTE 8—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $4,937, $10,639, and $11,807 for the years ended December 31, 2010, 2009, and 2008, respectively. The matching contributions paid by the Company were $40,629, $77,820 and $105,669 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company established an employee stock ownership plan ("ESOP") effective January 1, 1999. Pursuant to the ESOP, each year the Company would determine the amount to contribute to the plan. Contributions were made at the discretion of the Board of Directors. To be eligible to participate in the plan, an employee must have had completed one year of service and have attained age 21. The ESOP plan was closed by the company, effective December 31, 2009, and the shares have been issued to each plan member.

During 2001, the ESOP purchased 208,000 shares of the Company's common stock, at a weighted average price of $.48 per share. The purchase was funded with a loan of $100,000 from the Company, which was collateralized by the unallocated Company shares owned by the ESOP. As of December 31, 2009 this loan had been paid in full and all shares purchased by this loan had been allocated to employees.

Total ESOP contribution expense recognized was $0, $18,231 and $8,813 for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 9—NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiary Capital Financial Services, Inc. is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2010, this subsidiary had net capital of $518,183; a minimum net capital requirement of $112,454; excess net capital of $405,730 and a ratio of aggregate indebtedness to net capital of 3.26 to 1. This subsidiary is exempt from the reserve requirements of Rule 15c3-3.

NOTE 10—OPERATING SEGMENTS

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

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of each of these segments are the same as those described in Note 1.

As of, and for the year ended, December 31, 2010:

	Holding	Oil & Gas	Broker-Dealer
	Company	Activities	Services	Total
Revenues from external customers	$182,069	$3,209	$19,206,529	$19,391,807
Inter-segment revenues	-	-	1081	1,081
Interest expense	80,880	-	-	80,880
Depreciation and amortization	47,983	262	27,136	75,381
Income (loss) before income tax benefit (expense)	(1,303,886)	(186,114)	566,238	(923,762)
Income tax benefit (expense)	189,581	73,000	(222,000)	40,581
Net income (loss) before discontinued operations	(1,114,306)	(113,113)	344,238	(883,181)
Discontinued operations	(111,601)	-	-	(111,601)
Net income (loss) after discontinued operations	(1,225,907)	(113,113)	344,238	(994,782)
Segment assets	5,081,755	813,886	2,811,980	8,707,621
Expenditure for segment assets	3,090	2,612	10,373	16,075

As of, and for the year ended, December 31, 2009:

	Holding	Oil & Gas	Broker-Dealer
	Company	Activities	Services	Total
Revenues from external customers	$54,420	$-	$17,848,354	$17,902,774
Inter-segment revenues	-	-	26,726	26,726
Interest Expense	212,552	-	-	212,552
Depreciation and amortization	75,386	-	24,983	100,369
Income (loss) before income tax benefit (expense)	(1,056,186)	-	567,881	(488,305)
Income tax benefit (expense)	414,016	-	(222,600)	191,416
Net income (loss) before discontinued operations	(642,170)	-	345,281	(296,889)
Discontinued operations	103,191	-	-	103,191
Net income (loss) after discontinued operations	(538,979)	-	345,281	(193,698)
Segment assets	7,172,931	-	2,327,797	9,500,728
Expenditure for segment assets	13,882	-	10,626	24,508

As of, and for the year ended, December 31, 2008:

	Holding	Oil & Gas	Broker-Dealer
	Company	Activities	Services	Total
Revenues from external customers	$12,520	$-	$28,383,816	$28,396,336
Inter-segment revenues	-	-	29,588	29,588
Interest expense	302,369	-	-	302,369
Depreciation and amortization	95,730	-	19,757	115,487
Income (loss) before income tax benefit (expense)	(1,304,207)	-	1,676,773	372,566
Income tax benefit (expense)	511,254	-	(657,300)	(146,046)
Net income (loss) before discontinued operations	(792,953)	-	1,019,473	226,520
Discontinued operations	(3,736,217)	-	-	(3,736,217)
Net income (loss) after discontinued operations	(4,529,170)	-	1,019,473	(3,509,697)
Segment assets	8,619,220	-	3,913,211	12,532,431
Expenditure for segment assets	80,956	-	50,370	131,326

Reconciliation of Segment Information

	2010	2009	2008
Revenues
Total revenues for reportable segments	$19,392,888	$17,929,500	$28,425,924
Elimination of inter-company revenues	(1,081)	(26,726)	(29,588)
Consolidated total revenue	$19,391,807	$17,902,774	$28,396,336

Profit
Total reportable segment profit (loss)	$(994,782)	$(193,698)	$(3,509,697)

Assets
Total assets for reportable segments	$8,891,013	$9,579,120	$12,610,823
Elimination of inter-company receivables	(183,392)	(78,392)	(78,392)
Consolidated assets	$8,707,621	$9,500,728	$12,532,431

The Mutual Fund segment has been reported in Note 18-Discontinued Operations, for the years ended December 31, 2009 and 2008.

In the Company's third quarter filing it reported capitalized costs of $154,865, in the Oil & Gas segment. These costs have been fully expensed, by the Company, as of December 31, 2010. A termination request has been received by CER, requesting termination of the Joint Participation Agreement between CER and Nakota Energy LLC. If this agreement is terminated CER would no longer have rights to the leases, in which CER had paid acquisition costs. It was determined by the Company that until the outcome of this termination is finalized these capitalized costs would be expensed.

NOTE 11—OPERATING LEASES

The Company had various leases for office equipment that were to expire over the next several years through 2012. The total rent expense for these leases was $20,545, $42,700, and $44,000 for December 31, 2010, 2009 and 2008 respectively.

In October of 2010 the Company signed new lease agreements for office equipment, which were meant to replace the existing lease agreements. These new lease agreements are set to expire in April of 2014.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2010.

Years ending December 31,
2011	$17,442
2012	17,442
2013	17,442
2014	8,721
Total minimum future rental payments	$61,047

NOTE 12—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2010, 2009, and 2008, are as follows:

	Capital Financial Holdings, Inc.	Broker-Dealer Services	Total

Balance as of January 1, 2008	$7,312,606	$3,599,942	$10,912,548
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	-	(59,161)	(59,161)
Impairment losses	(5,312,606)	-	(5,312,606)
Balance as of December 31, 2008	$2,000,000	$3,540,781	$5,540,781
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	-	(109,140)	(109,140)
Reduction in Goodwill as a result of mutual fund segment sale	(2,000,000)	-	(2,000,000)
Balance as of December 31, 2009	$-	$3,431,641	$3,431,641
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	-	(103,710)	(103,710)
Impairment losses	-	(753,518)	(753,518)
Balance as of December 31, 2010	$-	$2,574,413	$2,574,413

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

In December of 2010, as a result of ongoing volatility in the financial industry and a reduction in the estimated fair market value of the Company's wholly owned subsidiary Capital Financial Services, Inc., the Company determined it was necessary to perform an interim goodwill impairment test. At that time the Company recorded a non-cash goodwill impairment loss of $753,518 in the Broker-Dealer Services segment. The fair value of that reporting unit was estimated by using an independent third-party appraisal.

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

NOTE 13—FAIR VALUE DISCLOSURES

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

	Carrying Value at December 31, 2010				Year ended December 31, 2010
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses
Other Investment	$45,000	$-	$-	$45,000	$-

	Carrying Value at December 31, 2009				Year ended December 31, 2009
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses
Beginning Balance	$-	$-	$-	$-	$-
Purchases: Other Investment	76,876	-	-	76,876
Loss impairment included in net earnings	(31,876)	-	-	(31,876)
Other Investment	$45,000	$-	$-	$45,000	$31,876

The loss of $31,876 represents the original purchase price of the investment minus its current fair market value.

Reconciliation of Level 3 Balances:

Balance 1-1-09	$-
Purchase of other investment	76,876
Impairment loss on other investment	(31,876)
Balance 12-31-09	45,000
Impairment loss on other investment	-
Balance 12-31-10	$45,000

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the codification hierarchy (as described above) as of December 31, 2010 and 2008, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2010 and 2008.

	Carrying Value at December 31, 2008				Year ended December 31, 2008
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,000,000	$-	$-	$2,000,000	$5,312,606

Losses of $5,312,606 represent an impairment charge related to the goodwill of the Mutual Fund Services segment. The fair value of the goodwill was estimated by utilizing an independent third-party appraisal (See Note 12 - Goodwill).

	Carrying Value at December 31, 2010				Year ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,574,413	$-	$-	$2,574,413	$753,518

Losses of $753,518 represent an impairment charge related to the goodwill of the Broker-Dealer segment. The fair value of the goodwill was estimated by utilizing an independent third-party appraisal (See Note 12—Goodwill).

Reconciliation of Level 3 Balances:

Balance 1-1-08	$10,912,547
Impairment loss on goodwill	(5,312,606)
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(59,160)
Balance 12-31-08	5,540,781
Reduction in goodwill caused by mutual fund division sale	(2,000,000)
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(109,140)
Balance 12-31-09	3,431,641
Impairment loss on goodwill	(753,518)
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(103,710)
Balance 12-31-10	$2,574,413

See Note 12—Goodwill for a reconciliation of goodwill balances.

NOTE 14—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(883,181)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders - Basic earnings per share	(974,681)	14,638,937	(.07)
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders - Diluted earnings per share	$(974,681)	14,638,937	(.07)

	For the Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(296,889)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders - Basic earnings per share	(388,389)	14,541,585	(.03)
Effect of dilutive securities:
Options and warrants	-	-
Diluted earnings per share	$(388,389)	14,541,585	(.03)

	For the Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income from continuing operations	$226,520
Less: preferred stock dividends	(91,500)
Income available to common stockholders - Basic earnings per share	135,020	14,519,372	$.01
Effect of dilutive securities:
Options and warrants	-	17,735
Preferred stock dividends	91,500	3,050,000
Income available to common stockholders - Diluted earnings per share	$226,520	17,587,107	$.01

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at December 31, 2010, but were not included in the computation of earnings per share for the year ended December 31, 2010. The options and warrants were not included in the calculation because their exercise prices were greater than the average market price of the common shares during the period.

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

The Series A preferred shares were not included in the computation of diluted earnings per share for the year ended December 31, 2010, because their effect was anti-dilutive.

Additionally, the Company had outstanding at December 31, 2010, a $950,000 convertible promissory note. The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The convertible promissory note was not included in the computation of diluted earnings per share for the year ended December 31, 2010, because the conversion price was greater than the average market price of the common shares during those periods.

NOTE 15—COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is reported on the accompanying consolidated statement of shareholders' equity as a component of retained earnings (accumulated deficit) and consists of net loss and other gains and losses affecting shareholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, such items consist primarily of unrealized gains and losses on available-for-sale equity investments.

The following summary sets forth the components of other comprehensive loss, net of tax, accumulated in shareholders' equity:

For the Year Ended December 31, 2010
Net Loss	$(994,782)
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	-
Total Comprehensive Loss	$(994,782)

For the Year Ended December 31, 2009
Net Loss	$(193,698)
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	-
Total Comprehensive Loss	$(193,698)

For the Year Ended December 31, 2008
Net Loss	$(3,509,697)
Other Comprehensive Income (Loss), net of tax:
Unrealized gain on securities	-
Total Comprehensive Loss	$(3,509,697)

NOTE 16—RISKS AND UNCERTAINTIES

The Company has a concentration of credit risk for cash deposits at various financial institutions. These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts.

NOTE 17—RELATED PARTY TRANSACTIONS

Mr. Jeffrey A. Cummer was elected a director of Capital Financial Holdings, Inc. on June 1, 2006. Mr. Cummer is president and senior portfolio manager of SMH Capital Advisors, Inc. During 2008, Capital Financial Holdings, Inc. paid monthly sub-advisory fees to SMH Capital Advisors, Inc. for advisory services provided to some of the Funds. On March 4, 2008, SMH Capital Advisors was notified that the Board of Trustees of The Integrity Funds had approved the termination of the sub-advisory agreements between Integrity Money Management, Inc., and SMH Capital Advisors. Sub-advisory payments made to SMH Capital Advisors, Inc. totaled $0 in 2010, $0 in 2009 and $246,248 in 2008.

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

In October of 2006, Capital Financial Holdings Inc. issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement. The unsecured note carries an interest rate of 6.5% per annum, payable semi-annually, and matures on October 15, 2016. The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into $0.0001 par value common shares of the Company. The conversion price shall be equal to $0.50 per share. The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016. PawnMart, Inc. is a wholly owned subsidiary of Xponential, Inc. Mr. Cummer is Chairman of the Board and Executive Vice President of PawnMart, Inc. Interest payments made to PawnMart, Inc. relating to this note totaled $61,750 in 2010, 2009 and 2008, respectively.

Mr. Steven D. Lysne was elected a director of Capital Financial Holdings, Inc. on May 27, 2005. On February 11, 2008, Steven D. Lysne announced his resignation from the Board of Directors effective upon the Annual Meeting of Shareholders of the Company. Mr. Lysne is CEO and general manager of SRT Communications, Inc. Capital Financial Holdings, Inc. pays SRT Communications, Inc. for telephone and internet services. Payments made to SRT Communications, Inc. totaled $45,156 in 2010, $63,702 in 2009, and $79,563 in 2008.

NOTE 18—DISCONTINUED OPERATIONS

On March 6, 2009, Capital Financial Holdings, Inc. (the "Company") entered into a Definitive Agreement (the "Agreement") with Corridor Investors, LLC ("Buyer"), pursuant to which Buyer agreed to purchase from Seller, and Seller agreed to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies'); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement was to facilitate a change in advisor as well as to transfer, together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. As of July 31, 2009, the required Fund shareholder approval from the various Funds had been received to consummate the change in advisor along with the transfer of the mutual fund service to the Buyer. As per the Agreement, at closing on July 31, 2009, the Buyer paid $1,525,480 (60 BPS of the aggregate net assets, totaling $254,246,596 as of July 30, 2009) to the Company. The Company received $227,200 for the first of the three installments consisting of 10 BPS of the aggregate net assets as of July 30, 2010. The Company had originally estimated this receivable at $762,740 based on the aggregate net assets as of July 30, 2009. Due to a reduction in the net aggregate assets of the funds, this estimate was reduced to $651,138. The difference of $111,601 has been reflected as a revision of this estimate and recorded as a loss on discontinued operations in the current year statement of operations. The Company will receive two additional payments over the next two years, consisting of 10 BPS of the aggregate net assets as of July 30, 2011 and 2012. With the closing and transfer of entities, the Company is no longer involved in the mutual fund service business. The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc. As a result of the transfer, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc., which constitutes the mutual fund division of the Company, will be reflected in the Company's future consolidated financial statements as a discontinued operation.

The results of the mutual fund segment are reported in the Company's Consolidated Statements of Operations separately as discontinued operations. In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

Mutual Fund Segment

	December 31, 2010	December 31, 2009	December 31, 2008
Revenues	$-	$2,058,425	$4,152,890
Income from operation of discontinued mutual fund segment	-	560,864	1,053,573
Goodwill impairment expense	-	-	(5,312,606)
Gain (Loss) on disposal of discontinued operations	(111,601)	228,402	-
Discontinued operations before taxes	(111,601)	789,266	(4,259,033)
Tax benefit (expense) of discontinued operations	-	(686,075)	522,816
Total gain (loss) on discontinued operations, net of tax	$(111,601)	$103,191	$(3,736,217)

NOTE 19—LITIGATION

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products. In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company's sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have financial difficulties. Additionally, difficult economic conditions in general and the stock market decline have contributed to decline in broker-dealer subsidiary client portfolio values. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to regulatory scrutiny and a number of recently instituted legal or arbitration proceedings, including two recently instituted proceedings seeking certification as class actions which name the Company as one of a number of defendants and allege various securities or conduct violations, one with respect to private placements of Medical Capital Corporation and related issuer entities for which the broker-dealer subsidiary placed approximately $100 million of debt securities and the other with regard to private placements of Provident Royalties, LLC and related issuer entities for which the broker-dealer subsidiary placed approximately $60 million of debt securities. The Company intends to vigorously contest the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result from each individual matter. There is a contemplated settlement regarding both Medical Capital Corporation and Provident Royalties, LLC, by which the Company would contribute monies to a settlement fund. The contemplated settlement, in the amount of $200,000, was recorded in the books of the company as a liability, though the settlement is subject to approval by a number of entities.

NOTE 20—SUBSEQUENT EVENTS

There have not been any significant events that have occurred subsequent to the Company's year end. Subsequent events have been evaluated through the date these financial statements were subject to be issued.

ADDITIONAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON ADDITIONAL INFORMATION

To the Stockholders and Directors
Capital Financial Holdings, Inc. and Subsidiaries
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Capital Financial Holdings, Inc. and Subsidiaries for the years ended December 31, 2010, 2009 and 2008, appears on page F-1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on page F-28, related to the 2010, 2009 and 2008 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2010, 2009 and 2008, taken as a whole.

We also have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Financial Holdings, Inc. and Subsidiaries as of December 31, 2008, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended December 31, 2007 and 2006, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page F-28 relating to the 2008, 2007, and 2006 consolidated balance sheets and statements of operations is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 23, 2011

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
SELECTED FINANCIAL DATA *
FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

	2010	2009	2008	2007	2006
Operating revenue	$19,391,807	$17,902,774	$32,549,226	$38,842,231	$27,020,574

Operating income (loss)	$(842,882)	$(243,877)	$(3,584,098)	$1,349,602	$298,310

Income tax benefit (expense)	$40,581	$(274,759)	$376,770	$(434,702)	$(11,091)

Basic earnings (loss) per share	$(.07)	$(.02)	$(.25)	$.03	$(.01)

Diluted earnings (loss) per share	$(.07)	$(.02)	$(.25)	$.03	$(.01)

Total assets	$8,707,621	$9,500,728	$12,532,431	$18,114,830	$15,466,130

Long-term obligations	$1,363,522	$1,733,059	$3,989,040	$4,853,277	$4,090,158

Shareholders' equity	$5,457,729	$6,494,044	$6,708,250	$10,213,625	$9,398,208

Dividends paid	$0	$0	$0	$0	$0

*Excludes discontinued operations of the mutual fund division.

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)*

	Quarter Ended
	3-31-10	6-30-10	9-30-10	12-31-10
Revenues	$4,535,563	$5,155,622	$4,714,262	$4,986,360
Operating income (loss)	(35,148)	165,226	(63,080)	(909,882)
Other expense	(20,391)	(20,268)	(20,198)	(20,023)
Income tax benefit (expense)	(44,772)	(105,695)	9,476	181,573
Net income (loss)	(100,311)	39,263	(154,942)	(778,792)

Per Share
Operating income (loss)	(.00)	.01	.00	(.06)
Other expense	(.00)	(.00)	(.00)	(.00)
Income tax benefit (expense)	(.00)	(.01)	(.00)	(.01)

	Quarter Ended
	3-31-09	6-30-09	9-30-09	12-31-09
Revenues	$5,114,009	$5,389,687	$4,588,517	$4,584,615
Operating income (loss)	(42,296)	366,741	2,926	(31,259)
Other expense	(67,688)	(66,035)	(58,151)	(52,554)
Income tax benefit (expense)	(37,157)	(92,206)	(378,147)	21,153
Net income (loss)	(147,141)	208,499	(192,496)	(62,560)

Per Share
Operating income (loss)	(.00)	.02	(.00)	(.00)
Other expense	(.01)	(.01)	(.01)	(.01)
Income tax benefit (expense)	(.00)	(.01)	(.03)	(.00)

	Quarter Ended
	3-31-08	6-30-08	9-30-08	12-31-08
Revenues	$9,487,056	$9,260,788	$7,660,078	$6,141,304
Operating income (loss)	568,758	678,592	305,406	(5,136,853)
Other expense	(82,824)	(82,074)	(69,255)	(68,216)
Income tax benefit (expense)	(201,647)	(259,997)	(107,001)	945,415
Net income (loss)	284,287	336,521	129,149	(4,259,654)

Per Share, Basic
Operating income (loss)	.04	.05	.02	(.36)
Other expense	(.01)	(.01)	(.01)	(.01)
Income tax benefit (expense)	(.01)	(.02)	(.01)	.07

(1) For calculating per share amounts, basic and diluted common share are not materially different.

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

*Excludes discontinued operations of the mutual fund division.