Form 10-Q
period 2011-03-31
Capital Financial Holdings, Inc
filed 2011-05-12
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	☑	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of April 30, 2011, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$1,948,320	$1,973,938
Accounts receivable (net of an allowance of $24,000 for 2011 and 2010)	1,461,154	1,432,575
Income taxes receivable	49,643	57,900
Deferred tax asset – current	68,683	68,683
Current portion of long-term receivable	211,969	211,969
Prepaids	27,484	38,809

Total current assets	$3,767,253	$3,783,874

LONG-TERM ASSETS
LT receivable-MF Division Sale	$423,938	423,938
Less: current portion shown above	(211,969)	(211,969)

Total long-term assets	$211,969	211,969

PROPERTY AND EQUIPMENT	$1,732,985	$1,727,320
Less accumulated depreciation	(624,030)	(606,753)

Net property and equipment	$1,108,955	$1,120,567

OTHER ASSETS
Goodwill	$2,553,683	$2,574,413
Severance escrow	212,314	212,263
Deferred tax asset – non-current	575,134	579,084
Other assets (net of accumulated amortization	225,503	225,451
of $214,444 for 2011 and $214,444 for 2010)

Total other assets	$3,566,634	$3,591,211

TOTAL ASSETS	$8,654,811	$8,707,621

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	December 31,
	2011	2010
CURRENT LIABILITIES
Accounts payable	$187,087	$331,895
Commissions payable	1,466,673	1,298,078
Other current liabilities	65,664	147,532
Current portion of long-term debt	236,869	229,522

Total current liabilities	$1,956,293	$2,007,027

LONG-TERM LIABILITIES
Note payable	$269,870	$277,772
Convertible promissory note	950,000	950,000
Other long-term liabilities	206,395	244,615
Less current portion of long-term debt	(236,869)	(229,522)

Total long-term liabilities	$1,189,396	$1,242,865

TOTAL LIABILITIES	$3,145,689	$3,249,892

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;	$305	$305
3,050,000 and 3,050,000 shares issued and outstanding, respectively
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital – common stock	10,446,300	10,446,302
Accumulated deficit	(6,463,624)	(6,515,019)

TOTAL STOCKHOLDERS’ EQUITY	$5,509,122	$5,457,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,654,811	$8,707,621

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
OPERATING REVENUES
Fee income	$257,734	$245,365
Commissions	4,775,579	4,157,845
Other income	136,777	132,353

Total revenue	$5,170,090	$4,535,563

OPERATING EXPENSES
Compensation and benefits	$234,875	$336,724
Commission expense	4,463,500	3,923,233
General and administrative expenses	342,864	287,929
Geological and geophysical costs	-	1,284
Depreciation and amortization	17,277	21,541

Total operating expenses	$5,058,516	$4,570,711

OPERATING INCOME (LOSS)	$111,574	$(35,148)

OTHER EXPENSES
Interest expense	$(19,851)	$(20,391)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$91,723	$(55,539)

INCOME TAX EXPENSE	(17,454)	(44,772)

NET INCOME (LOSS)	$74,269	$(100,311)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$.00	$(.01)
Diluted	$.00	$(.01)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$74,269	$(100,311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,277	21,541
(Increase) decrease in:
Accounts receivable	(28,579)	(114,785)
Income taxes receivable	8,257	(5,923)
Prepaids	11,325	(9,187)
Deferred tax asset	3,950	33,490
Other assets	(52)	(13,269)
Increase (decrease) in:
Accounts payable	(144,808)	(10,777)
Commissions payable	168,595	280,146
Other liabilities	(81,868)	3,348
Net cash provided by operating activities	$28,366	$84,273

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(5,666)	$(7,158)
Net cash used by investing activities	$(5,666)	$(7,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of notes payable	$(7,902)	$(7,361)
Reduction of long-term liability	(17,490)	(18,065)
Preferred dividends paid	(22,875)	(22,875)
Net cash used by financing activities	$(48,267)	$(48,301)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(25,567)	$28,814

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$2,186,201	1,968,738

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,160,634	$1,997,552

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash	$1,948,320	$1,997,552
Severance escrow	212,314	-
Net Cash	$2,160,634	$1,997,552

INVESTING AND FINANCING ACTIVITIES:
Decrease in goodwill	$20,730	$26,490
Decrease in other long-term liabilities	20,730	26,490
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011 and 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiary (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010, of Capital Financial Holdings, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2010, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of operating results for the entire year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 on pages F-9 through F-11 of our 2010 Form 10-K.

The Company adopted Accounting Standards Codification (“ASC”) 805, Business Combinations.  ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition.  It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity.  For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009.  The adoption of ASC 805 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting.”  This rule revised some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Industry Guide 2.  Effective December 31, 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s final rule.  The amendments were designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology.  Additionally, this new accounting standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation.  The new standard also clarified that an entity’s equity-method investments must be considered in determining whether it has significant oil and gas activities.  The disclosure requirements were effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009; however, the FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities.

NOTE 3 - INCOME TAXES

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

The Company has adopted the FASB accounting and reporting standards for share-based payment (See Note 6 – Stock Warrants, Stock Splits, and Stock Options.)  As a result, the Company expenses stock-based employee compensation for book purposes on the grant date, but does not expense them for tax purposes until such options are exercised.  Deferred tax assets are a result of these timing differences.

NOTE 4 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. (“IPS Advisory”), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company’s shares as of the closing date, which was $.36 per share.  The put option is exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company will also provide IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company’s common shares if assets of the Fund reach $100 million and 150,000 options on the Company’s common shares if the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary.  In April 2010 the put option mentioned above expired, which resulted in the liability of this acquisition to be reduced to $0.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to UHFS.  As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  As of March 31, 2011, the Company had made sixteen quarterly installment payments totaling $348,226.  The liability relating to this acquisition is valued at approximately $206,395 as of March 31, 2011, and has also been recorded by the Company as goodwill.  Due to the goodwill impairment charge that was recorded (See Note 5-Goodwill), as of March 31, 2011, the total goodwill recorded relating to this acquisition was $636,176.

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2011, are as follows:

Balance as of January 1, 2011	$2,574,413
Goodwill acquisition price adjustment during the period (see Note 4)	(20,730)
Balance as of March 31, 2011	$2,553,683

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

In December of 2010, as a result of ongoing volatility in the financial industry and a reduction in the estimated fair market value of the Company’s wholly owned subsidiary Capital Financial Services, Inc., the Company determined it was necessary to perform an interim goodwill impairment test. At that time the Company recorded a non-cash goodwill impairment loss of $753,518 in the Broker-Dealer Services segment. The fair value of that reporting unit was estimated by using an independent third-party appraisal.

NOTE 6 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted the FASB accounting and reporting standards for share-based payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2011 and 2010.

Option activity for the twelve months ended December 31, 2010 and the three months ended March 31, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2010	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2010	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on March 31, 2011	5,888,113	$.54	$.28	$-

Exercisable options totaled 5,888,113 at both December 31, 2010 and March 31, 2011.

NOTE 7 - DEBT

Long-term debt at March 31, 2011 and December 31, 2010 was as follows:

	Rate	Current Portion	2011	2010

First Western Bank	6.50%	32,599	269,870	277,772
Convertible promissory note	6.50%	-	950,000	950,000
Future payments on acquisitions		204,270	206,395	244,615

Totals		$236,869	$1,426,265	$1,472,387

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

Future Payments on Acquisitions – see Note 4 – Business Acquisitions

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$74,269			$(100,311)
Less: Preferred Stock Dividends	(22,875)			(22,875)
Loss Available to Common Shareholders – Basic Earnings per Share	$51,394	14,638,937	$.00	$(123,186)	14,638,937	$(.01)
Effect of Dilutive Securities:
Convertible Promissory Note Interest (net of taxes)	-	-		-	-
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	-		-	-
Income (Loss) Available to Common Shareholders – Diluted Earnings per Share	$51,394	14,638,937	$.00	$(123,186)	14,638,937	$(.01)

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at March 31, 2011, and were not included in the computation of diluted earnings per share for the quarter ending March 31, 2011.  The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares during those periods.

The Company had outstanding, at March 31, 2011, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares became convertible to the Company’s common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after September 30, 2009.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2011.

Additionally, the Company had outstanding at March 31, 2011, a $950,000 convertible promissory note.  The unsecured note carries an interest rate of 6.5% per year, payable semi-annually, and matures on October 15, 2016.  The holder of the note has the right, at any time after October 15, 2009, to convert the note in whole or in part, into common shares of the Company at a conversion price of $0.50 per share.  The entire principal amount of this note shall be automatically converted into common shares at the conversion price on October 15, 2016.

The convertible promissory note was not included in the computation of diluted earnings per share for the quarter ended March 31, 2011, because the conversion price was greater than the average market price of the common shares during those periods.

NOTE 9 – FAIR VALUE DISCLOSURES

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

•
Level 3 are unobservable inputs for the asset or liability and rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

The application of valuation techniques applied to similar assets and liabilities has been consistently applied.  The following is a description of the valuation methodologies used for instruments measured at fair value:

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which will allow CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature will become available three years from the date of the first income distribution, which was December of 2007.  The fair market value of this $76,876 investment is estimated to be $45,000 based on discounted cash flows; however this amount could fluctuate with the prices of oil and natural gas.  CFS will continue to carry the investment on its books at the $45,000 value until the “presentment” feature can be utilized.

	Carrying Value at March 31, 2011				Quarter ended March 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

	Carrying Value at March 31, 2010				Quarter ended March 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

Reconciliation of Level 3 Balances:

Balance 1-1-10	$45,000
Purchase of other investment	-
Impairment loss on other investment	-
Balance 12-31-10	45,000
Impairment loss on other investment	-
Balance 3-31-11	$45,000

In December of 2010, as a result of ongoing volatility in the financial industry and a reduction in the estimated fair market value of the Company’s wholly owned subsidiary Capital Financial Services, Inc., the Company determined it was necessary to perform an interim goodwill impairment test. At that time the Company recorded a non-cash goodwill impairment loss of $753,518 in the Broker-Dealer Services segment. The fair value of that reporting unit was estimated by using an independent third-party appraisal.

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the codification hierarchy (as described above) as of December 31, 2010 and March 31, 2011, for which a nonrecurring change in fair value had been recorded during the fiscal year ended December 31, 2010.

	Carrying Value at December 31, 2010				Year ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,574,413	$-	$-	$2,574,413	$753,518

Losses of $753,518 represent an impairment charge related to the goodwill of the Broker-Dealer segment. The fair value of the goodwill was estimated by utilizing an independent third-party appraisal.

	Carrying Value at March 31, 2011				Three Months ended March 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,553,683	$-	$-	$2,553,683	$-

Reconciliation of Level 3 Balances:

Balance 1-1-10	$3,431,641
Impairment loss on goodwill	(753,518)
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(103,710)
Balance 12-31-10	2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(20,730)
Balance 3-31-11	$2,553,683

NOTE 10 – SUBSEQUENT EVENTS

No significant events have occurred subsequent to the Company’s quarter-end.  Subsequent events have been evaluated through the date these financial statements were subject to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

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

Segment Information

	Holding	Oil & Gas	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

March 31, 2011
Revenues from external customers	$38,318	$1,286	$5,130,486	$5,170,090
Interest expense	19,851	-	-	19,851
Depreciation and amortization	10,403	131	6,743	17,277
Income (loss) before income tax benefit (expense)	(121,802)	(9,252)	222,776	91,722
Income tax benefit (expense)	65,747	3,800	(87,000)	(17,453)
Net income (loss)	(56,055)	(5,452)	135,776	74,269
Segment assets	6,218,280	804,635	2,815,288	9,838,203
Expenditure for segment assets	717	-	4,949	5,666

	Holding	Oil & Gas	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

March 31, 2010
Revenues from external customers	$35,726	$664	$4,499,173	$4,535,563
Interest Expense	20,391	-	-	20,391
Depreciation and amortization	14,683	216	6,642	21,541
Income (loss) before income tax benefit (expense)	(163,155)	(1,400)	109,016	(55,539)
Income tax benefit	(2,418)	346	(42,700)	(44,772)
Net income (loss)	(165,573)	(1,054)	66,316	(100,311)
Segment assets	7,174,439	998,600	2,503,696	10,676,735
Expenditure for segment assets	-	-	7,158	7,158

Reconciliation of Segment Information

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Consolidated total revenues	$5,170,090	$4,535,563

Profit:
Total reportable segment income (loss)	$74,269	$(100,311)

Assets:
Total assets for reportable segments	$9,838,203	$10,676,735
Elimination of inter-company receivables	(1,183,392)	(1,078,392)
Consolidated assets	$8,654,811	$9,598,343

In 2010 the Company reported capitalized costs of $154,865, in the Oil & Gas segment.  These costs had been fully expensed, by the Company, as of December 31, 2010.  A termination request had been received by CER, requesting termination of the Joint Participation Agreement between CER and Nakota Energy LLC.  If this agreement is terminated CER will no longer have rights to the leases, in which CER had paid acquisition costs.  It was determined by the Company that until the outcome of this termination is finalized these capitalized costs would be expensed.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$74,269	(100,311)
Income per share:
Basic	$.00	$(.01)
Diluted	$.00	$(.01)

The Company reported net income for the quarter ended March 31, 2011, of $74,269, compared to a net loss of $100,311 for the same quarter in 2010.

Operating revenues

Total operating revenues for the quarter ended March 31, 2011 were $5,170,090, an increase of 14% from $4,535,563 for the quarter ended March 31, 2010.  The increase resulted primarily from an increase in commissions received by CFS, the Company’s broker-dealer division.

Fee Income

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  Fee income for the quarter ended March 31, 2011 was $257,734, an increase of 5% from $245,365 for the quarter ended March 31, 2010.  The increase was due primarily to an increase in assets under management in CFS’ registered investment advisor. These fees constituted 5% of the Company’s consolidated revenues in 2011.

Commission Income

Commission income includes CFS.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income for the quarter ended March 31, 2011 was $4,775,579, a 15% increase from $4,157,845 in 2010.  The increase was due primarily to an increase in commissions received by CFS due to market conditions.  Future market conditions will continue to impact commission levels.  Commission revenues constituted 92% of the Company’s consolidated revenues in 2011.

Other income

Other income for the quarter ended March 31, 2011 was $136,777, an increase of 3% from $132,353 for the quarter ended March 31, 2010.  The increase was due primarily to an increase in rental income received by the Holding Company.  Other income constituted 3% of the Company’s consolidated revenues for the three months ended March 31, 2011.

Operating expenses

Total operating expenses for the quarter ended March 31, 2011 were $5,058,516, an increase of 11% from $4,570,711 for the quarter ended March 31, 2010.  The increase resulted from the net increase in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended March 31, 2011 was $234,875, a decrease of 30% from $336,724 for the quarter ended March 31, 2010.  The decrease resulted primarily from a reduction in the number of employees over the past twelve months.

Commission expense

Commission expense for the quarter ended March 31, 2011 was $4,463,500 an increase of 14% from $3,923,233 for the quarter ended March 31, 2010.  The increase in commission expense corresponds with the increase in commission income.

General and administrative expense

Total general and administrative expenses for the quarter ended March 31, 2011 were $342,864, an increase of 19% from $287,929 for the quarter ended March 31, 2010.  The increase was due to an increase in legal expenses paid by CFS and CFH.

Geological & Geophysical Costs

Total Geological & Geophysical costs for the quarter ended March 31, 2011 were $0, a decrease of 100% from $1,284 for the quarter ended March 31, 2010.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended March 31, 2011 was $17,277, a decrease of 20% from $21,541 for the quarter ended March 31, 2010.

Liquidity and capital resources

Net cash provided by operating activities was $28,366 for the three months ended March 31, 2011, as compared to net cash provided by operating activities of $84,273 during the three months ended March 31, 2010.

Net cash used by investing activities was $5,666 for the three months ended March 31, 2011, compared to net cash used by investing activities of $7,158 for the three months ended March 31, 2010.  During the three months ended March 31, 2011, the primary use of cash for investing activities was the purchase of additional computer equipment.

Net cash used by financing activities was $48,267 for the three months ended March 31, 2011, compared to net cash used by financing activities of $48,301 for the three months ended March 31, 2010.  During the three months ended March 31, 2011, the Company paid out $22,875 in preferred stock dividends, made a $17,490 payment relating to the United Heritage acquisition (see Note 4 – Business Acquisitions) and repaid $7,902 of bank debt.

At March 31, 2011, the Company held $2,160,634 in cash and cash equivalents, as compared to $2,186,201 at December 31, 2010.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

The Company currently has no lines of credit available.

The Company has historically relied upon sales of its equity securities and debt instruments, as well as bank loans, for liquidity and growth. Management believes that the Company’s existing liquid assets, along with cash flow from operations, will provide the Company with sufficient resources to meet its ordinary operating expenses during the next twelve months. Significant, unforeseen or extraordinary expenses may require the Company to seek alternative financing sources, including common or preferred share issuance or additional debt financing.

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to acquire additional financial services firms, broker recruitment, asset acquisition opportunities for the Company’s new oil and gas operations subsidiary, repurchase shares of the Company’s common stock, and service debt. Management also expects to realize increases in consultant expenses as well as increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters.

FORWARD-LOOKING STATEMENTS

When used herein, in future filings by the Company with the Securities and Exchange Commission (“SEC”), in the Company's press releases, and in other Company-authorized written or oral statements, the words and phrases "can be," "expects," "anticipates," "may affect," "may depend," "believes," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Such statements are subject to certain risks and uncertainties, including those set forth in this "Forward-Looking Statements" section, which could cause actual results for future periods to differ materially from those presently anticipated or projected.  The Company does not undertake and specifically disclaims any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

Forward-looking statements include, but are not limited to, statements about the Company’s:

•	Business strategies and investment policies,
•	Possible or assumed future results of operations and operating cash flows,
•	Financing plans and the availability of short-term borrowing,
•	Competitive position,
•	Potential growth opportunities,
•	Recruitment and retention of the Company’s key employees,
•	Potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,
•	Likelihood of success and impact of litigation,
•	Expected tax rates,
•	Expectations with respect to the economy, securities markets, the market for merger and acquisition activity, the market for asset management activity, and other industry trends,
•	Competition, and
•	Effect from the impact of future legislation and regulation on the Company.

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

The Company is a financial services holding company that, through its broker dealer subsidiary, provides brokerage, investment advisory, insurance and related services.  The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. The Company’s revenues and net earnings may be either enhanced or diminished from period to period by such external factors. The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base.  The Company provides broker-dealer services in support of trading and investment by its representatives’ customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, private placement alternative investments, variable annuities and variable life insurance.  The Company also provides investment advisory services for its representative’s customers

A key component of the broker-dealer subsidiary’s business strategy is to recruit well-established, productive representatives who generate substantial revenues from an array of investment products and services. Additionally, the broker-dealer subsidiary assists its representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a Smaller Reporting Company

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products.  In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company’s sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have financial difficulties.  Additionally, difficult economic conditions in general and the stock market decline have contributed to decline in broker-dealer subsidiary client portfolio values.  As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to regulatory scrutiny and a number of recently instituted legal or arbitration proceedings, including two recently instituted proceedings seeking certification as class actions which name the Company as one of a number of defendants and allege various securities or conduct violations, one with respect to private placements of Medical Capital Corporation and related issuer entities for which the broker-dealer subsidiary placed approximately $100 million of debt securities and the other with regard to private placements of Provident Royalties, LLC and related issuer entities for which the broker-dealer subsidiary placed approximately $60 million of debt securities.  The Company intends to vigorously contest the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters.  Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated.  The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result from each individual matter.  There is a contemplated settlement regarding both Medical Capital Corporation and Provident Royalties, LLC, by which the Company would contribute monies to a settlement fund.  The contemplated settlement, in the amount of $200,000, was recorded in the books of the Company as a liability, though the settlement is subject to approval by a number of entities and there is no assurance that the settlement will be completed.

ITEM 1A.	RISK FACTORS

Not Applicable as a Smaller Reporting Company

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Small Business Issuer Repurchases of Equity Securities:

In November of 1997, the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of its outstanding common stock from time to time in the open market.  The table below displays the dollar value of shares that may yet be purchased under this plan.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2011	-	-	-	$597,754
February 2011	-	-	-	$597,754
March 2011	-	-	-	$597,754
Total	-	-	-	$597,754

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: May 12, 2011	By:	/s/ John Carlson
John Carlson
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Valarie A. Hoskin
Valarie A. Hoskin
Chief Financial Officer
(Principal Financial Officer)