Form 10-Q
period 2011-06-30
Capital Financial Holdings, Inc
filed 2011-08-10
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☑

As of July 29, 2011, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$1,351,425	$1,973,938
Accounts receivable (net of an allowance of $24,000 for 2011 and 2010)	1,480,805	1,432,575
Income taxes receivable	34,198	57,900
Deferred tax asset – current	67,586	68,683
Current portion of long-term receivable	192,929	211,969
Prepaids	18,986	38,809

Total current assets	$3,145,929	$3,783,874

LONG-TERM ASSETS
LT receivable-MF Division Sale	$385,858	423,938
Less: current portion shown above	(192,929)	(211,969)

Total long-term assets	$192,929	211,969

PROPERTY AND EQUIPMENT	$1,732,985	$1,727,320
Less accumulated depreciation	(641,272)	(606,753)

Net property and equipment	$1,091,713	$1,120,567

OTHER ASSETS
Goodwill	$2,529,743	$2,574,413
Severance escrow	251,307	212,263
Deferred tax asset – non-current	571,453	579,084
Other assets (net of accumulated amortization of $214,444 for 2011 for 2010)	225,503	225,451

Total other assets	$3,578,006	$3,591,211

TOTAL ASSETS	$8,008,577	$8,707,621

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	June 30,	December 31,
	2011	2010
CURRENT LIABILITIES
Accounts payable	$248,502	$331,895
Commissions Payable	1,227,470	1,298,078
Other current liabilities	381,165	147,532
Promissory Note	75,000	-
Current portion of long-term debt	189,045	229,522

Total current liabilities	$2,121,182	$2,007,027

LONG-TERM LIABILITIES
Note payable	$261,934	$277,772
Convertible promissory note	-	950,000
Other long-term liabilities	158,185	244,615
Less current portion of long-term debt	(189,045)	(229,522)

Total long-term liabilities	$231,074	$1,242,865

TOTAL LIABILITIES	$2,352,256	$3,249,892

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;	1,446	1,446
14,455,943 and 14,455,943 shares issued and outstanding, respectively
Additional paid in capital – common stock	10,446,301	10,446,302
Accumulated deficit	(6,316,426)	(6,515,019)

TOTAL STOCKHOLDERS’ EQUITY	$5,656,321	$5,457,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,008,577	$8,707,621

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,
	2011	2010
OPERATING REVENUES
Fee income	$252,179	$259,984
Commissions	4,320,866	4,726,922
Other income	125,632	168,716

Total revenue	$4,698,677	$5,155,622

OPERATING EXPENSES
Compensation and benefits	$324,212	$343,759
Commission expense	3,991,226	4,427,541
General and administrative expenses	345,753	192,722
Geological & geophysical expenses	-	3,956
Depreciation and amortization	17,242	22,418

Total operating expenses	$4,678,433	$4,990,396

OPERATING INCOME	$20,244	$165,226

OTHER INCOME (EXPENSES)
Interest expense	$(16,156)	$(20,268)
Gain on payoff of convertible promissory note	235,000	-
Net other income (expense)	$218,844	$(20,268)

INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$239,088	$144,958

INCOME TAX EXPENSE	(30,934)	(105,695)

NET INCOME BEFORE DISCONTINUED OPERATIONS	$208,154	$39,263

DISCONTINUED OPERATIONS
Loss on sale of mutual fund segment	$(38,081)	$-

NET INCOME	$170,073	$39,263

NET INCOME OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$.01	$.00
Diluted	$.01	$.00

SHARES USED IN COMPUTING NET INCOME OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	17,688,937	14,638,937

NET INCOME PER COMMON SHARE:
Basic	$.01	$.00
Diluted	$.01	$.00

SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	17,688,937	14,638,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
OPERATING REVENUES
Fee income	$509,913	$505,349
Commissions	9,096,445	8,884,767
Other income	262,409	301,069

Total revenue	$9,868,767	$9,691,185

OPERATING EXPENSES
Compensation and benefits	$559,087	$680,483
Commission expense	8,454,727	8,350,774
General and administrative expenses	688,617	480,651
Geological & geophysical expenses	-	5,240
Depreciation and amortization	34,519	43,959

Total operating expenses	$9,736,950	$9,561,107

OPERATING INCOME	$131,817	$130,078

OTHER INCOME (EXPENSES)
Interest expense	$(36,007)	$(40,659)
Gain on payoff of convertible promissory note	235,000	-
Net other income (expenses)	$198,993	(40,659)

INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$330,810	$89,419

INCOME TAX EXPENSE	$(48,387)	$(150,467)

NET (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	$282,423	$(61,048)

DISCONTINUED OPERATIONS
Loss on sale of mutual fund segment	$(38,081)	$-

NET INCOME (LOSS)	$244,342	$(61,048)

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$.02	$(.01)
Diluted	$.02	$(.01)

SHARES USED IN COMPUTING NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$.01	$(.01)
Diluted	$.01	$(.01)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$244,342	$(61,048)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,519	43,959
Loss on disposal of discontinued operations	38,081	-
(Increase) decrease in:
Accounts receivable	(48,230)	(351,299)
Income taxes receivable	23,702	105,797
Prepaids	19,823	(10)
Deferred tax asset	8,728	57,575
Other assets	(52)	(78,263)
Increase (decrease) in:
Commissions Payable	(70,608)	339,263
Accounts payable	(83,393)	230,136
Other liabilities	233,633	(6,199)
Net cash provided by operating activities	$400,545	$279,911

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(5,666)	$(8,729)
Net cash used by investing activities	$(5,666)	$(8,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of notes payable	$(15,838)	$(14,846)
Prepayment of convertible promissory note	(950,000)	-
Reduction of long-term liability	(41,760)	(36,575)
Issuance of promissory note	75,000	-
Preferred dividends paid	$(45,750)	$(45,750)
Net cash used by financing activities	$(978,348)	$(97,171)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(583,469)	$174,011

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$2,186,201	$1,968,738

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,602,732	$2,142,749

RECONCILIATION OF CASH AND CASH EQUIVALENTS Cash	$1,351,425	$2,142,749
Severance escrow	251,307	-
Net Cash	$1,602,732	$2,142,749

INVESTING AND FINANCING ACTIVITIES:
Decrease in goodwill	$44,670	$49,620
Decrease in other long-term liabilities	44,670	99,587
Increase in common stock	-	49,967
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2011 and 2010

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2011, are not necessarily indicative of operating results for the entire year.

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

NOTE 4 - BUSINESS ACQUISITIONS

On April 22, 2005, the Company acquired the management rights to the IPS Millennium Fund and the IPS New Frontier Fund from IPS Advisory, Inc. (“IPS Advisory”), and merged them into a new Integrity Fund called the Integrity Growth & Income Fund.  The two funds had combined assets of approximately $57 million at the time of acquisition.  The purchase agreement called for total consideration of approximately 656,000 common shares of the Company.  The Company provided IPS Advisory with 250,000 common shares upon closing.  The remaining consideration of approximately 406,000 common shares, which was subject to adjustment based on retention of assets in the fund, was to be issued as follows:  203,000 common shares at the one-year anniversary of the closing date, and 203,000 common shares at the two-year anniversary of the closing date.  The shares are subject to a put option, which allows the holders of the shares to put them back to the Company at a price equal to the market price of the Company’s shares as of the closing date, which was $.36 per share.  The put option was exercisable with respect to one-third of the shares per year starting on the third anniversary of the closing date.  The Company also provided IPS Advisory with a stock option incentive bonus based on growth in assets in the Fund based on the following schedule:  150,000 options on the Company’s common shares if assets of the Fund reach $100 million and 150,000 options on the Company’s common shares if the assets of the Fund reach $200 million.  The options will have a strike price of $.65 per share and mature 10 years from the closing date.  The securities issued in connection with this transaction were issued on a private placement basis. In April of 2006, the one-year anniversary payment of 158,603 common shares was made, which reflected the assets of the acquired funds at the one-year anniversary.  In June of 2007, the two-year anniversary payment of 138,797 common shares was made, which reflected the assets of the acquired funds at the two-year anniversary.  In April 2010 the put option mentioned above expired, which resulted in the liability of this acquisition to be reduced to $0.

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to UHFS.  As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  As of June 30, 2011, the Company had made seventeen quarterly installment payments totaling $372,496.  The liability relating to this acquisition is valued at approximately $158,185 as of June 30, 2011, and has also been recorded by the Company as goodwill.  Due to the goodwill impairment charge that was recorded (See Note 5-Goodwill), as of June 30, 2011, the total goodwill recorded relating to this acquisition was $612,236.

NOTE 5 – GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2011, are as follows:

Balance as of January 1, 2011	$2,574,413
Goodwill acquisition price adjustment during the period (see Note 4)	(44,670)
Balance as of June 30, 2011	$2,529,743

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.  As of June 30, 2011, by using an independent third-party appraisal, the Company determined that there was not an impairment of goodwill.

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

NOTE 6—DISCONTINUED OPERATIONS

On March 6, 2009, Capital Financial Holdings, Inc. (the “Company”) entered into a Definitive Agreement (the “Agreement”) with Corridor Investors, LLC (“Buyer”), pursuant to which Buyer agreed to purchase from Seller, and Seller agreed to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies'); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement was to facilitate a change in advisor as well as to transfer, together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940.  As of July 31, 2009, the required Fund shareholder approval from the various Funds had been received to consummate the change in advisor along with the transfer of the mutual fund service to the Buyer.  As per the Agreement, at closing on July 31, 2009, the Buyer paid $1,525,480 (60 BPS of the aggregate net assets, totaling $254,246,596 as of July 30, 2009) to the Company.  The Company received $227,200 for the first of the three installments consisting of 10 BPS of the aggregate net assets as of July 30, 2010.  The Company had originally estimated this receivable at $762,740 based on the aggregate net assets as of July 30, 2009.  The estimated receivable was adjusted to $651,138, which was reported in the 2010 10-K as a loss of $111,601, due to a reduction in the net aggregate assets of the funds.  Due to continued reduction in the net aggregate assets an additional revision to this estimate has been completed.  The difference of $38,801 has been recorded as a loss on discontinued operations in the current year statement of operations.  The Company will receive two additional payments within the next year, consisting of 10 BPS of the aggregate net assets as of July 30, 2011 and 2012.  With the closing and transfer of entities, the Company is no longer involved in the mutual fund service business.  The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc.  As a result of the transfer, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc., which constituted the mutual fund division of the Company, will be reflected in the Company’s current and future consolidated financial statements as a discontinued operation.

The results of the mutual fund segment are reported in the Company’s Consolidated Statements of Operations separately as discontinued operations.  In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

	Three Months ended June 30, 2011	Three Months ended June 30, 2010
Total revenues, net of interest expense	$-	$-
Loss from discontinued operations, net of tax	38,081	-
Total loss on discontinued operations, net of tax	$38,081	$-

	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Total revenues, net of interest expense	$-	$-
Loss from discontinued operations, net of tax	38,081	-
Total loss on discontinued operations, net of tax	$38,081	$-

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted the FASB accounting and reporting standards for share-based payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2011 and 2010.

Option activity for the twelve months ended December 31, 2010 and the six months ended June 30, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2010	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2010	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on June 30, 2011	5,888,113	$.54	$.28	$-

Exercisable options totaled 5,888,113 at both December 31, 2010 and June 30, 2011.

NOTE 8 - DEBT

Long-term debt at June 30, 2011 and December 31, 2010 was as follows:

	Rate	Current Portion	2011	2010

First Western Bank	6.50%	32,985	261,934	277,772
Convertible promissory note	6.50%	-	-	950,000
Future payments on acquisitions		156,060	158,185	244,615

Totals		$189,045	$420,119	$1,472,387

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

Convertible Promissory Note  - In October of 2006, the Company issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement.  The unsecured note carried an interest rate of 6.5% per annum, payable semi-annually, and was scheduled to mature on October 15, 2016.  The company negotiated with Pawnmart, Inc. to prepay the note at a discounted rate of $715,000, as of June 6, 2011.  A payment of $640,000 was sent to Pawnmart, Inc., and a $75,000 promissory note was signed for the remaining balance due.  This promissory note carries an interest rate of 6.5%, per annum, payable at the maturity date of the note, which is May 26, 2012.

Future Payments on Acquisitions – see Note 4 – Business Acquisitions

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income	$170,073			$39,263
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income Available to Common Shareholders – Basic Earnings per Share	$147,198	14,638,937	$.01	$16,388	14,638,937	$.00
Effect of Dilutive Securities:
Preferred Stock Dividends	22,875	3,050,000		-	-
Stock Options and Warrants	-	-		-	-
Income Available to Common Shareholders – Diluted Earnings per Share	$170,073	17,688,937	$.01	$16,388	14,638,937	$.00

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$244,342			$(61,048)
Less: Preferred Stock Dividends	(45,750)			(45,750)
Income (Loss) Available to Common Shareholders – Basic Earnings per Share	$198,592	14,638,937	$.01	$(106,798)	14,638,937	$(.01)
Effect of Dilutive Securities:
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	-		-	-
Income (Loss) Available to Common Shareholders – Diluted Earnings per Share	$198,592	14,638,937	$.01	$(106,798)	14,638,937	$(.01)

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at June 30, 2011, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2011.  The options and warrants were not included in the calculations because their exercise prices were greater than the average market price of the common shares during those periods.

The Company had outstanding, at June 30, 2011, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares became convertible to the Company’s common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after September 30, 2009.

The Series A preferred shares were included in the computation of diluted earnings per share for the quarter ended June 30, 2011 because their effect was dilutive.

NOTE 10 – FAIR VALUE DISCLOSURES

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value in three broad levels:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

●	Level 2 inputs are inputs (other than quoted prices included within level 1) that are observable for the asset or liability, either directly or indirectly.

●	Level 3 are unobservable inputs for the asset or liability and rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.)

The application of valuation techniques applied to similar assets and liabilities has been consistently applied.  The following is a description of the valuation methodologies used for instruments measured at fair value:

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which will allow CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature will become available three years from the date of the first income distribution, which was December of 2007.  The fair market value of this $76,876 investment is estimated to be $45,000 based on discounted cash flows; however this amount could fluctuate with the prices of oil and natural gas.  CFS will continue to carry the investment on its books at the $45,000 value until the “presentment” feature is utilized.

	Carrying Value at June 30, 2011				Quarter ended June 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

	Carrying Value at June 30, 2010				Quarter ended June 30, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

Reconciliation of Level 3 Balances:

Balance 1-1-10	$45,000
Purchase of other investment	-
Impairment loss on other investment	-
Balance 12-31-10	45,000
Impairment loss on other investment	-
Balance 6-30-11	$45,000

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

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the codification hierarchy (as described above) as of December 31, 2010 and June 30, 2011, for which a nonrecurring change in fair value had been recorded during the fiscal year ended December 31, 2010.

	Carrying Value at December 31, 2010				Year ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,574,413	$-	$-	$2,574,413	$753,518

Losses of $753,518 represent an impairment charge related to the goodwill of the Broker-Dealer segment. The fair value of the goodwill was estimated by utilizing an independent third-party appraisal.

	Carrying Value at June 30, 2011				Three Months ended June 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,529,743	$-	$-	$2,529,743	$-

	Carrying Value at June 30, 2011				Six Months ended June 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,529,743	$-	$-	$2,529,743	$-

Reconciliation of Level 3 Balances:

Balance 1-1-10	$3,431,641
Impairment loss on goodwill	(753,518)
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(103,710)
Balance 12-31-10	2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(44,670)
Balance 6-30-11	$2,553,683

NOTE 11 – SUBSEQUENT EVENTS

Voted on by the board of directors and effective July 1, 2011, the Company will be closing its oil and gas subsidiary, Capital Energy Resources, Inc.

On August 2, 2011, Corridor Investors, LLC requested an early payoff of the Long-term Receivable due from the sale of the mutual fund division.  The company has accepted the offer proposed, and is expecting a payment in the amount of $148,686 on August 8, 2011.  This payment will replace the third and final installment due in July 2012.

No additional events have occurred subsequent to the Company’s quarter-end.  Subsequent events have been evaluated through the date these financial statements were subject to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

Currently the Company organizes its current business units into two reportable segments: broker-dealer services and oil and gas activities. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives.  As mentioned in Note 11 – Subsequent Events, the Company will be closing its oil & gas subsidiary, Capital Energy Resources, Inc.

The Company's reportable segments are strategic business units that offer different products and services. They have been managed separately because each business requires different technology and marketing strategies.

Segment Information

	Holding	Oil & Gas	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

June 30, 2011
Revenues from external customers	$38,150	$640	$4,659,887	$4,698,677
Interest expense	16,156	-	-	16,156
Depreciation and amortization	10,266	131	6,845	17,242
Income (loss) before income tax benefit (expense)	24,346	(8,731)	223,473	239,088
Income tax benefit (expense)	53,866	3,200	(88,000)	(30,934)
Net income (loss) before discontinued operations	78,212	(5,531)	135,473	208,154
Discontinued operations	38,081	-	-	38,081
Net income (loss) after discontinued operations	40,131	(5,531)	135,473	170,073
Segment assets	5,474,547	71,308	2,997,317	8,543,172
Expenditure for segment assets	-	-	-	-

	Holding	Oil & Gas	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

June 30, 2010
Revenues from external customers	$69,925	$1,132	$5,083,484	$5,154,541
Inter-segment revenues	(1,081)	-	1,081	1,081
Interest Expense	20,268	-	-	20,268
Depreciation and amortization	12,061	3,431	6,926	22,418
Income (loss) before income tax benefit (expense)	(111,546)	(36,187)	292,691	144,958
Income tax benefit (expense)	(5,049)	14,654	(115,300)	(105,695)
Net income (loss) before discontinued operations	(116,595)	(21,533)	177,391	39,263
Discontinued operations	-	-	-	-
Net income (loss) after discontinued operations	(116,595)	(21,533)	177,391	39,263
Segment assets	7,119,695	965,386	2,849,399	10,934,480
Expenditure for segment assets	-	-	-	-

	Holding	Oil & Gas	Broker-Dealer
As of, and for the six months ended:	Company	Activities	Services	Total

June 30, 2011
Revenues from external customers	$76,469	$1,926	$9,790,372	$9,868,767
Interest expense	36,007	-	-	36,007
Depreciation and amortization	20,669	261	13,589	34,519
Income (loss) before income tax benefit (expense)	(97,456)	(17,983)	446,249	330,810
Income tax benefit (expense)	119,613	7,000	(175,000)	(48,387)
Net income (loss) before discontinued operations	22,157	(10,983)	271,249	282,423
Discontinued operations	(38,081)	-	-	(38,081)
Net income (loss) after discontinued operations	(15,925)	(10,983)	271,249	244,342
Segment assets	5,474,547	71,308	2,997,317	8,543,172
Expenditure for segment assets	717	-	4,949	5,666

	Holding	Oil & Gas	Broker-Dealer
As of, and for the six months ended:	Company	Activities	Services	Total

June 30, 2010
Revenues from external customers	$105,651	$1,796	$9,582,657	$9,690,104
Inter-segment revenues	(1,081)	-	1,081	1,081
Interest Expense	40,659	-	-	40,659
Depreciation and amortization	26,744	3,647	13,568	43,959
Income (loss) before income tax benefit (expense)	(274,701)	(37,587)	401,707	89,419
Income tax benefit (expense)	(7,467)	15,000	(158,000)	(150,467)
Net income (loss) before discontinued operations	(282,169)	(22,587)	243,708	(61,048)
Discontinued operations	-	-	-	-
Net income (loss) after discontinued operations	(282,169)	(22,587)	243,708	(61,048)
Segment assets	7,119,695	965,386	2,849,399	10,934,480
Expenditure for segment assets	-	-	8,729	8,729

Reconciliation of Segment Information

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Revenues:
Total revenues for reportable segments	$4,698,677	$5,156,704
Elimination of inter-company revenues	-	(1,081)
Consolidated total revenues	$4,698,677	$5,155,623

Profit:
Total reportable segment income	$170,073	$39,263

Assets:
Total assets for reportable segments	$8,543,172	$10,934,480
Elimination of inter-company receivables	(534,595)	(1,078,392)
Consolidated assets	$8,008,577	$9,856,088

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Revenues:
Total revenues for reportable segments	$9,868,767	$9,692,266
Elimination of inter-company revenues	-	(1,081)
Consolidated total revenues	$9,868,767	$9,691,185

Profit:
Total reportable segment income (loss)	$244,342	$(61,048)

Assets:
Total assets for reportable segments	$8,543,172	$10,934,480
Elimination of inter-company receivables	(534,595)	(1,078,392)
Consolidated assets	$8,008,577	$9,856,088

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$170,073	$39,263	$244,342	$(61,048)
Income per share:
Basic	$.01	$.00	$.02	$(.01)
Diluted	$.01	$.00	$.02	$(.01)

The Company reported net income for the quarter ended June 30, 2011, of $170,073, compared to net income of $39,263 for the same quarter in 2010.   The Company reported net income for the six months ended June 30, 2011 of $244,342, compared to a net loss of $61,048 for the same period in 2010.

Operating revenues

Total operating revenues for the quarter ended June 30, 2011 were $4,698,677, a decrease of 9% from $5,155,622 for the quarter ended June 30, 2010.  The decrease for the quarter resulted from reduced commission and fee income relating to CFS, the Company’s broker-dealer division.  Total operating revenues for the six months ended June 30, 2011 were $9,868,767, an increase of 2% from $9,691,185 for the six months ended June 30, 2010.  The increase for the six-month period resulted from an increase in commission and fee income relating to CFS, the Company’s broker-dealer division.

Fee Income

Fee income for the quarter ended June 30, 2011 was $252,179, a decrease of 3% from $259,984 for the quarter ended June 30, 2010.   The decrease was due to a reduction in fee income received by CFS, due to a reduction in assets under management.  Fee income for the six months ended June 30, 2011 was $509,913, an increase of 1% from $505,349 for the six months ended June 30, 2010.  The increase was due to an increase in fee income received by CFS, due to an increase in assets under management during the six month period.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company’s consolidated revenues in 2011.

Commission Income

Commission income includes CFS.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income for the quarter ended June 30, 2011 was $4,320,866, a 9% decrease from $4,726,922 in 2010.  The decrease was due to an reduction in commissions received by CFS due to market conditions.  Commission income for the six months ended June 30, 2011 was $9,096,445, an increase of 2% from $8,884,767 for the six months ended June 30, 2010.  The increase for the six-month period was due to the increase in commissions received by CFS due to market conditions.    Future market conditions will continue to impact commission levels.  Commission revenues constituted 92% of the Company’s consolidated revenues in 2011.

Other income

Other income for the quarter ended June 30, 2011 was $125,632, a decrease of 26% from $168,716 for the quarter ended June 30, 2010.  Other income for the six months ended June 30, 2011 was $262,409, a decrease of 13% from $301,069 for the six months ended June 30, 2010.  The decreases were due primarily to a decrease in underwriting income received by CFS.  Other income constituted 3% of the Company’s consolidated revenues for the six months ended June 30, 2010.

Operating expenses

Total operating expenses for the quarter ended June 30, 2011 were $4,678,433, a decrease of 6% from $4,990,396 for the quarter ended June 30, 2010. Total operating expenses for the six months ended June 30, 2011 were $9,736,950, an increase of 2% from $9,561,107 for the six months ended June 30, 2010.  The differences resulted from the changes in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended June 30, 2011 was $324,212, a decrease of 6% from $343,759 for the quarter ended June 30, 2010.  Compensation and benefits expense for the six months ended June 30, 2011 was $559,087, a decrease of 18% from $680,483 for the six months ended June 30, 2010. The decrease resulted primarily from a reduction in the number of employees over the past twelve months.

Commission expense

Commission expense for the quarter ended June 30, 2011 was $3,991,226 a decrease of 10% from $4,427,541 for the quarter ended June 30, 2010.  Commission expense for the six months ended June 30, 2011 was $8,454,727, an increase of 1% from $8,350,774 for the six months ended June 30, 2010.  The changes in commission expense for the quarter and six months ended June 30, 2011, correspond with the changes in fee and commission income for the quarter and six months ended June 30, 2011.

General and administrative expense

Total general and administrative expenses for the quarter ended June 30, 2011 were $345,753, an increase of 79% from $192,722 for the quarter ended June 30, 2010.  Total general and administrative expenses for the six months ended June 30, 2011 were $688,617, an increase of 43% from $480,651 for the six months ended June 30, 2010.  The increases for the quarter and six months ended June 30, 2011 were due primarily to an increase in legal expenses paid by CFH and CFS.

Geological & Geophysical Costs

Total Geological & Geophysical costs for the quarter ended June 30, 2011 were $0, a decrease of 100% from $3,956 for the quarter ended June 30, 2010.  Total Geological & Geophysical costs for the six months ended June 30, 2011 were $0, a decrease of 100% from $5,240 for the six months ended June 30, 2010.  See Note 11 – Subsequent Events for an explanation of decreases in the quarter and six months ending June 30, 2011.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended June 30, 2011 was $17,242, a decrease of 23% from $22,418 for the quarter ended June 30, 2010.  Depreciation and amortization expense for the six months ended June 30, 2011 was $34,519, a decrease of 21% from $43,959 for the six months ended June 30, 2010.

Liquidity and capital resources

Net cash provided by operating activities was $400,545 for the six months ended June 30, 2011, as compared to net cash provided by operating activities of $279,911 during the six months ended June 30, 2010.

Net cash used by investing activities was $5,666 for the six months ended June 30, 2011, compared to net cash used by investing activities of $8,729 for the six months ended June 30, 2010.  During the six months ended June 30, 2011, the primary use of cash for investing activities was the purchase of additional computer equipment.

Net cash used by financing activities was $978,348 for the six months ended June 30, 2011, compared to net cash used by financing activities of $97,171 for the six months ended June 30, 2010.  During the six months ended June 30, 2011, the Company paid out $45,750 in preferred stock dividends, made two payments totaling $41,760 relating to the United Heritage acquisition (see Note 4 – Business Acquisitions), repaid $7,936 of bank debt, prepaid its $950,000 convertible promissory note at a discount, and issued a $75,000 promissory note in connection with the prepayment of its convertible promissory note (See Note 8 – Debt).

At June 30, 2011, the Company held $1,602,732 in cash and cash equivalents, as compared to $2,186,201 at December 31, 2010.  The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiaries to meet regulatory net capital requirements.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be broker recruitment, repurchase shares of the Company’s common stock, and debt service. Management also expects to realize increases in consultant expenses as well as increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters.

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

Forward-looking statements include, but are not limited to, statements about the Company’s:

●	Business strategies and investment policies,
●	Possible or assumed future results of operations and operating cash flows,
●	Financing plans and the availability of short-term borrowing,
●	Competitive position,
●	Potential growth opportunities,
●	Recruitment and retention of the Company’s key employees,
●	Potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,
●	Likelihood of success and impact of litigation,
●	Expected tax rates,
●	Expectations with respect to the economy, securities markets, the market for merger and acquisition activity, the market for asset management activity, and other industry trends,
●	Competition, and
●	Effect from the impact of future legislation and regulation on the Company.

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

●	General political and economic conditions which may be less favorable than expected;
●	The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;
●	Unfavorable legislative, regulatory, or judicial developments;
●	Adverse findings or rulings in arbitrations, litigation or regulatory proceedings;
●	Incidence and severity of catastrophes, both natural and man-made;
●	Changes in accounting rules, policies, practices, and procedures which may adversely affect the business;
●	Terrorist activities or other hostilities which may adversely affect the general economy.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2011	-	-	-	$597,754
May 2011	-	-	-	$597,754
June 2011	-	-	-	$597,754
Total	-	-	-	$597,754

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ John Carlson
John Carlson
Chief Executive Officer & President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Valarie A. Hoskin
Valarie A. Hoskin
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)