Form 10-Q/A
period 2011-06-30
Capital Financial Holdings, Inc
filed 2011-08-15
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

	Carrying Value at June 30, 2011				Three Months ended June 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,529,743	$-	$-	$2,529,743	$-

	Carrying Value at June 30, 2011				Six Months ended June 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,529,743	$-	$-	$2,529,743	$-

Reconciliation of Level 3 Balances:

Balance 1-1-10	$3,431,641
Impairment loss on goodwill	(753,518)
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(103,710)
Balance 12-31-10	2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(44,670)
Balance 6-30-11	$2,529,743

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

Segment Information

	Holding	Oil & Gas	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

June 30, 2011
Revenues from external customers	$38,150	$640	$4,659,887	$4,698,677
Interest expense	16,156	-	-	16,156
Depreciation and amortization	10,266	131	6,845	17,242
Income (loss) before income tax benefit (expense)	24,346	(8,731)	223,473	239,088
Income tax benefit (expense)	53,866	3,200	(88,000)	(30,934)
Net income (loss) before discontinued operations	78,212	(5,531)	135,473	208,154
Discontinued operations	38,081	-	-	38,081
Net income (loss) after discontinued operations	40,131	(5,531)	135,473	170,073
Segment assets	5,474,547	71,308	2,997,317	8,543,172
Expenditure for segment assets	-	-	-	-

	Holding	Oil & Gas	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

June 30, 2010
Revenues from external customers	$69,925	$1,132	$5,083,484	$5,154,541
Inter-segment revenues	(1,081)	-	1,081	1,081
Interest Expense	20,268	-	-	20,268
Depreciation and amortization	12,061	3,431	6,926	22,418
Income (loss) before income tax benefit (expense)	(111,546)	(36,187)	292,691	144,958
Income tax benefit (expense)	(5,049)	14,654	(115,300)	(105,695)
Net income (loss) before discontinued operations	(116,595)	(21,533)	177,391	39,263
Discontinued operations	-	-	-	-
Net income (loss) after discontinued operations	(116,595)	(21,533)	177,391	39,263
Segment assets	7,119,695	965,386	2,849,399	10,934,480
Expenditure for segment assets	-	-	-	-

	Holding	Oil & Gas	Broker-Dealer
As of, and for the six months ended:	Company	Activities	Services	Total

June 30, 2011
Revenues from external customers	$76,469	$1,926	$9,790,372	$9,868,767
Interest expense	36,007	-	-	36,007
Depreciation and amortization	20,669	261	13,589	34,519
Income (loss) before income tax benefit (expense)	(97,456)	(17,983)	446,249	330,810
Income tax benefit (expense)	119,613	7,000	(175,000)	(48,387)
Net income (loss) before discontinued operations	22,157	(10,983)	271,249	282,423
Discontinued operations	(38,081)	-	-	(38,081)
Net income (loss) after discontinued operations	(15,925)	(10,983)	271,249	244,342
Segment assets	5,474,547	71,308	2,997,317	8,543,172
Expenditure for segment assets	717	-	4,949	5,666

	Holding	Oil & Gas	Broker-Dealer
As of, and for the six months ended:	Company	Activities	Services	Total

June 30, 2010
Revenues from external customers	$105,651	$1,796	$9,582,657	$9,690,104
Inter-segment revenues	(1,081)	-	1,081	1,081
Interest Expense	40,659	-	-	40,659
Depreciation and amortization	26,744	3,647	13,568	43,959
Income (loss) before income tax benefit (expense)	(274,701)	(37,587)	401,707	89,419
Income tax benefit (expense)	(7,467)	15,000	(158,000)	(150,467)
Net income (loss) before discontinued operations	(282,169)	(22,587)	243,708	(61,048)
Discontinued operations	-	-	-	-
Net income (loss) after discontinued operations	(282,169)	(22,587)	243,708	(61,048)
Segment assets	7,119,695	965,386	2,849,399	10,934,480
Expenditure for segment assets	-	-	8,729	8,729

Reconciliation of Segment Information

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Revenues:
Total revenues for reportable segments	$4,698,677	$5,156,704
Elimination of inter-company revenues	-	(1,081)
Consolidated total revenues	$4,698,677	$5,155,623

Profit:
Total reportable segment income	$170,073	$39,263

Assets:
Total assets for reportable segments	$8,543,172	$10,934,480
Elimination of inter-company receivables	(534,595)	(1,078,392)
Consolidated assets	$8,008,577	$9,856,088

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Revenues:
Total revenues for reportable segments	$9,868,767	$9,692,266
Elimination of inter-company revenues	-	(1,081)
Consolidated total revenues	$9,868,767	$9,691,185

Profit:
Total reportable segment income (loss)	$244,342	$(61,048)

Assets:
Total assets for reportable segments	$8,543,172	$10,934,480
Elimination of inter-company receivables	(534,595)	(1,078,392)
Consolidated assets	$8,008,577	$9,856,088

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$170,073	$39,263	$244,342	$(61,048)
Income per share:
Basic	$.01	$.00	$.01	$(.01)
Diluted	$.01	$.00	$.01	$(.01)

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