Form 10-Q
period 2011-09-30
Capital Financial Holdings, Inc
filed 2011-11-08
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

As of October 31, 2011, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$981,395	$1,973,938
Accounts receivable (net of an allowance of $24,000 for 2011 and 2010)	1,297,989	1,432,575
Income taxes receivable	57,699	57,900
Deferred tax asset – current	53,687	68,683
Current portion of long-term receivable	-	211,969
Prepaids	39,146	38,809

Total current assets	$2,429,916	$3,783,874

LONG-TERM ASSETS
LT receivable-MF Division Sale	$-	$423,938
Less: current portion shown above	-	(211,969)

Total long-term assets	$-	211,969

PROPERTY AND EQUIPMENT	$1,737,143	$1,727,320
Less accumulated depreciation	(657,776)	(606,753)

Net property and equipment	$1,079,367	$1,120,567

OTHER ASSETS
Goodwill	$2,500,828	$2,574,413
Severance escrow	229,524	212,263
Deferred tax asset	524,508	579,084
Other assets (net of accumulated amortization
of $214,444 for 2011 and 2010)	225,503	225,451

Total other assets	$3,480,363	$3,591,211

TOTAL ASSETS	$6,989,646	$8,707,621

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	December 31,
	2011	2010
CURRENT LIABILITIES
Accounts payable	$99,448	$331,895
Commissions payable	1,082,657	1,298,078
Other current liabilities	187,493	147,532
Current portion of long-term debt	108,210	229,522

Total current liabilities	$1,477,808	$2,007,027

LONG-TERM LIABILITIES
Notes payable	$-	$277,772
Convertible promissory note	-	950,000
Other long-term liabilities	108,210	244,615
Less current portion of long-term debt	(108,210)	(229,522)

Total long-term liabilities	$-	$1,242,865

TOTAL LIABILITIES	$1,477,808	$3,249,892

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;
14,455,943 and 14,455,943 shares issued and outstanding, respectively	1,446	1,446
Additional paid in capital – common stock	10,446,301	10,446,302
Accumulated deficit	(6,460,909)	(6,515,019)

TOTAL STOCKHOLDERS’ EQUITY	$5,511,838	$5,457,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,989,646	$8,707,621

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,
	2011	2010
OPERATING REVENUES
Fee income	$241,824	$218,121
Commissions	3,758,218	4,337,266
Interest and other income	170,681	158,875

Total revenue	$4,170,723	$4,714,262

OPERATING EXPENSES
Compensation and benefits	$238,999	$331,148
Commission expense	3,519,747	4,073,956
General and administrative expenses	435,331	358,239
Depreciation and amortization	16,504	13,999

Total operating expenses	$4,210,581	$4,777,342

OPERATING LOSS	$(39,858)	$(63,080)

OTHER EXPENSES
Interest expense	$(4,724)	$(20,198)

LOSS OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(44,582)	$(83,278)

INCOME TAX BENEFIT (EXPENSE)	$(38,445)	$9,476

NET LOSS BEFORE DISCONTINUED OPERATIONS	$(83,027)	$(73,802)

DISCONTINUED OPERATIONS
Loss on sale of mutual fund segment	$(38,581)	$(81,140)

NET LOSS	$(121,608)	$(154,942)

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

SHARES USED IN COMPUTING NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

NET LOSS PER COMMON SHARE:
Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
OPERATING REVENUES
Fee income	$751,737	$723,471
Commissions	12,854,662	13,222,033
Interest and other income	433,090	459,944

Total revenue	$14,039,489	$14,405,448

OPERATING EXPENSES
Compensation and benefits	$798,086	$1,011,630
Commission expense	11,974,474	12,424,730
General and administrative expenses	1,123,948	844,130
Depreciation and amortization	51,023	57,959

Total operating expenses	$13,947,531	$14,338,449

OPERATING INCOME	$91,958	$66,999

OTHER INCOME (EXPENSES)
Interest expense	$(40,730)	$(60,857)
Gain on payoff of discounted convertible promissory note	235,000	-
Net other income (expenses)	$194,270	$(60,857)

INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$286,228	$6,142

INCOME TAX EXPENSE	$(86,832)	$(140,992)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$199,396	$(134,850)

DISCONTINUED OPERATIONS
Loss on sale of mutual fund segment	$(76,662)	$(81,140)

NET INCOME (LOSS)	$122,734	$(215,990)

NET INCOME OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$.01	$(.01)
Diluted	$.01	$(.01)

SHARES USED IN COMPUTING NET INCOME OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$.00	$(.02)
Diluted	$.00	$(.02)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$122,734	$(215,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,023	57,958
Loss on sale of mutual fund segment	76,662	81,140
(Increase) decrease in:
Accounts receivable	134,586	(96,594)
Deferred tax asset	69,571	63,291
Income taxes receivable	202	103,071
Prepaids	(338)	(12,469)
Other assets	(52)	(31,483)
Increase (decrease) in:
Accounts payable	(232,445)	191,676
Commissions payable	(215,422)	72,061
Other liabilities	39,961	14,912
Net cash provided by operating activities	$46,482	$227,573

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(9,823)	$(16,075)
Acquisition costs	-	(152,384)
Long-term receivable	347,276	227,200
Net cash provided by investing activities	$337,453	$58,741

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of long-term liability	$(62,820)	$(58,445)
Reduction of notes payable	(277,772)	25,624
Pre-payment of convertible promissory note	(950,000)	-
Preferred dividends paid	(68,625)	(68,625)
Net cash used by financing activities	$(1,359,217)	$(101,446)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(975,282)	$184,868

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$2,186,201	1,968,738

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,210,919	$2,153,606

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash	$981,395	$2,153,606
Severance escrow	229,524	-
Net Cash	$1,210,919	$2,153,606

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Decrease in long-term receivable	$76,662	$81,140
Decrease in goodwill	73,585	76,200
Decrease in other long-term liabilities	73,585	126,167
Decrease in common stock	-	49,967
Preferred stock dividends declared	22,875	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2011 and 2010

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of operating results for the entire year.

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

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2010 condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.  These reclassifications had no effect on the Company’s net income (loss).

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

The Company has adopted the FASB accounting and reporting standards for share-based payment (See Note 8 – Stock Warrants, Stock Splits, and Stock Options.)  As a result, the Company expenses stock-based employee compensation for book purposes on the grant date, but does not expense them for tax purposes until such options are exercised.  Deferred tax assets are a result of these timing differences.

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

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to UHFS.  As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  As of September 30, 2011, the Company had made eighteen quarterly installment payments totaling $393,556.  The liability relating to this acquisition is valued at approximately $108,210 as of September 30, 2011, and has also been recorded by the Company as goodwill.  Due to the goodwill impairment charge that was recorded on December 31, 2010 (See Note 6-Goodwill), as of September 30, 2011, the total goodwill recorded relating to this acquisition was $583,321.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, are as follows:

Balance as of January 1, 2011	$2,574,413
Goodwill acquisition price adjustment during the period	(73,585)
Balance as of September 30, 2011	$2,500,828

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.  At June 30, 2011, by using an independent third-party appraisal, the Company determined that there was not an impairment of goodwill.

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

NOTE 7 – DISCONTINUED OPERATIONS

On March 6, 2009, Capital Financial Holdings, Inc. (the “Company”) entered into a Definitive Agreement (the “Agreement”) with Corridor Investors, LLC (“Buyer”), pursuant to which Buyer agreed to purchase from Seller, and Seller agreed to sell to Buyer: (i) all of the issued and outstanding shares of each of three subsidiaries of the Company, Integrity Fund Services, Inc., a share transfer agency, Integrity Funds Distributor, Inc., a FINRA member broker dealer and Integrity Mutual Funds, Inc. of Nevada, a non-operating entity (the "Companies'); (ii) all of Seller's right, title and interest in and to certain tangible assets and (iii) the sale of certain assets of Integrity Money Management, Inc. related to its mutual fund advisory business. The purpose of the Agreement was to facilitate a change in advisor as well as to transfer, together with the operating subsidiaries, the combined mutual fund service business of the Seller currently provided to The Integrity Funds, Integrity Managed Portfolios, ND Tax-Free Fund, Inc., Montana Tax-Free Fund, Inc. and Integrity Fund of Funds, Inc. ("the Funds"), which are investment companies registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940.  As of July 31, 2009, the required Fund shareholder approval from the various Funds had been received to consummate the change in advisor along with the transfer of the mutual fund service to the Buyer.  As per the Agreement, at closing on July 31, 2009, the Buyer paid $1,525,480 (60 BPS of the aggregate net assets, totaling $254,246,596 as of July 30, 2009) to the Company.  The Company received $227,200 for the first of the three installments and $198,590 for the second of the three installments consisting of 10 BPS of the aggregate net assets as of July 30, 2010 and 2011. The Company had originally estimated this receivable at $762,740 based on the aggregate net assets as of July 30, 2009.  The estimated receivable was adjusted to $651,138, which was reported in the 2010 10-K as a loss of $111,601, due to a reduction in the net aggregate assets of the funds.  Due to continued reduction in the net aggregate assets additional revisions to this estimate have been completed.  The difference of $76,662 has been recorded as a loss on discontinued operations in the current year statement of operations.  On August 2, 2011, Corridor Investors, LLC requested an early payoff of the Long-Term Receivable due.  The Company has accepted the offer proposed, and received a final payment of $148,686 in August of 2011.  With the closing and transfer of entities, the Company is no longer involved in the mutual fund service business.  The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc.  As a result of the transfer, post closing of the transaction, Integrity Fund Services, Inc., Integrity Funds Distributor, Inc. and Integrity Money Management, Inc., which constituted the mutual fund division of the Company, will be reflected in the Company’s current and future consolidated financial statements as discontinued operations of the mutual fund segment.

The results of the mutual fund segment are reported in the Company’s Consolidated Statements of Operations separately as discontinued operations.  In accordance with GAAP, the Consolidated Balance Sheets have not been restated.

Summarized financial information for discontinued operations is as follows:

	Three Months ended September 30, 2011	Three Months ended September 30, 2010
Total revenues, net of interest expense	$-	$-
Loss from discontinued operations of mutual fund segment, net of tax	38,581	81,140
Total loss on discontinued operations, net of tax	$38,581	$81,140
	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Total revenues, net of interest expense	$-	$-
Loss from discontinued operations of mutual fund segment, net of tax	76,662	81,140
Total loss on discontinued operations, net of tax	$76,662	$81,140

Voted on by the board of directors and effective July 1, 2011, the Company closed its oil and gas subsidiary, Capital Energy Resources, Inc.  The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc.  The impact of closing this subsidiary, on the consolidated statement of operation, was not significant for the three or nine months ending September 30, 2011, respectively.

NOTE 8 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2005, the Company adopted the FASB accounting and reporting standards for share-based payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the nine months ended September 30, 2011 and 2010.

Option activity for the twelve months ended December 31, 2010 and the nine months ended September 30, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2010	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2010	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on September 30, 2011	5,888,113	$.54	$.28	$-

Exercisable options totaled 5,888,113 at both December 31, 2010 and September 30, 2011.

NOTE 9 - DEBT

Long-term debt at September 30, 2011 and December 31, 2010 was as follows:

	Rate	Current Portion	2011	2010

First Western Bank	6.50%	-	-	277,772
Convertible promissory note	6.50%	-	-	950,000
Future payments on acquisitions		108,210	108,210	244,615

Totals		$108,210	$108,210	$1,472,387

Summaries of the terms of the current long-term debt agreements follow:

First Western Bank - In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt.  The debt was refinanced in September of 2009 and carried an interest rate of 6.50%, with monthly payments of $4,105.  On August 18, 2011, the Company paid the remaining balance due to First Western Bank.

Convertible Promissory Note - In October of 2006, the Company issued a $950,000 convertible promissory note to PawnMart, Inc., in a private placement.  The unsecured note carried an interest rate of 6.50% per annum, payable semi-annually, and was scheduled to mature on October 15, 2016.  The company negotiated with Pawnmart, Inc. to prepay the note at a discounted rate of $715,000, as of June 6, 2011.  A payment of $640,000 was sent to Pawnmart, Inc., and a $75,000 promissory note was signed for the remaining balance due.  This promissory note carried an interest rate of 6.50%, per annum, payable at the maturity date of the note, which was May 26, 2012.  On September 19, 2011, the Company paid the promissory note in full plus accrued interest, for a total payment of $76,523.

Future Payments on Acquisitions – see Note 5 – Business Acquisitions

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Loss	$(121,608)			$(154,942)
Less: Preferred Stock Dividends	(22,875)			(22,875)
Income Available to Common Shareholders – Basic Earnings per Share	$(144,483)	14,638,937	$(.01)	$(177,817)	14,638,937	$(.01)
Effect of Dilutive Securities:
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	-		-	-
Income Available to Common Shareholders – Diluted Earnings per Share	$(144,483)	14,638,937	$(.01)	$(177,817)	14,638,937	$(.01)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Income (Loss)	$122,734			$(215,990)
Less: Preferred Stock Dividends	(68,625)			(68,625)
Income Available to Common Shareholders – Basic Earnings per Share	$54,109	14,638,937	$.00	$(284,615)	14,638,937	$(.02)
Effect of Dilutive Securities:
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	-		-	-
Income Available to Common Shareholders – Diluted Earnings per Share	$54,109	14,638,937	$.00	$(284,615)	14,638,937	$(.02)

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at September 30, 2011, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2011, because their effect was anti-dilutive.

The Company had outstanding, at September 30, 2011, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares are convertible to the Company’s common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended September 30, 2011, because their effect was anti-dilutive.

NOTE 11 – FAIR VALUE DISCLOSURES

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

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available.  The fair market value of this $76,876 investment is estimated to be $45,000 based on discounted cash flows; however this amount could fluctuate with the prices of oil and natural gas.  CFS has determined, based off of information provided by the Limited Partnership, that the “presentment” feature will not be utilized at this time, due to the reduction in the present value of the investment.

	Carrying Value at September 30, 2011				Quarter ended September 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

	Carrying Value at September 30, 2010				Quarter ended September 30, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

Reconciliation of Level 3 Balances:

Balance 1-1-10	$45,000
Purchase of other investment	-
Impairment loss on other investment	-
Balance 12-31-10	45,000
Impairment loss on other investment	-
Balance 9-30-11	$45,000

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

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the codification hierarchy (as described above) as of December 31, 2010 and September 30, 2011, for which a nonrecurring change in fair value had been recorded during the fiscal year ended December 31, 2010.

	Carrying Value at December 31, 2010				Year ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,574,413	$-	$-	$2,574,413	$753,518

Losses of $753,518 represent an impairment charge related to the goodwill of the Broker-Dealer segment. The fair value of the goodwill was estimated by utilizing an independent third-party appraisal.

	Carrying Value at September 30, 2011				Three Months ended September 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,500,828	$-	$-	$2,500,828	$-

	Carrying Value at September 30, 2011				Nine Months ended September 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,500,828	$-	$-	$2,500,828	$-

Reconciliation of Level 3 Balances:

Balance 1-1-10	$3,431,641
Impairment loss on goodwill	(753,518)
Reduction in goodwill related to UHFS acquisition (See Note 5-Business Acquisitions)	(103,710)
Balance 12-31-10	2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 5-Business Acquisitions)	(73,585)
Balance 9-30-11	$2,500,828

NOTE 12 – SUBSEQUENT EVENTS

On October 21, 2011, the Company signed a Stock Purchase Agreement and Promissory Note with PawnMart, Inc., which allows the Company to purchase back its 3,050,000 shares of outstanding Preferred Stock from PawnMart, Inc. in exchange for a Promissory Note in the amount of $1,300,000, approximately $0.4262 per share.  The note carries a 7% interest rate, and will be paid in 24 quarterly installments of $66,801.  There were no additional events that have occurred subsequent to the Company’s quarter-end.  Subsequent events have been evaluated through November 8, 2011, which is the date these financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$(121,608)	$(154,942)	$122,734	$(215,990)
Income (loss) per share:
Basic	$(.01)	$(.01)	$.00	$(.02)
Diluted	$(.01)	$(.01)	$.00	$(.02)

The Company reported a net loss for the quarter ended September 30, 2011, of $121,608, compared to a net loss of $154,942 for the same quarter in 2010.  The Company reported net income for the nine months ended September 30, 2011 of $122,734, compared to a net loss of $215,990 for the same period in 2010.

Operating revenues

Total operating revenues for the quarter ended September 30, 2011 were $4,170,723, a decrease of 12% from $4,714,262 for the quarter ended September 30, 2010.  Total operating revenues for the nine months ended September 30, 2011 were $14,039,489, a decrease of 3% from $14,405,448 for the nine months ended September 30, 2010.  The decreases for the quarter and nine-month periods resulted primarily from decreased commission income received by CFS.

Fee Income

Fee income for the quarter ended September 30, 2011 was $241,824, an increase of 11% from $218,121 for the quarter ended September 30, 2010.  Fee income for the nine months ended September 30, 2011 was $751,737, an increase of 4% from $723,471for the nine months ended September 30, 2010.  The increases were due to rise in fee income received by CFS, as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company’s consolidated revenues for the nine months ended September 30, 2011.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended September 30, 2011 was $3,758,218, a decrease of 13% from $4,337,266 for the quarter ended September 30, 2010.  Commission income for the nine months ended September 30, 2011 was $12,854,662, a decrease of 3% from $13,222,033 for the nine months ended September 30, 2010.  The decreases were due primarily to the reduction in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels.  Commission revenues constituted 92% of the Company’s consolidated revenues for the nine months ended September 30, 2011.

Interest and other income

Interest and other income for the quarter ended September 30, 2011 was $170,681, an increase of 7% from $158,875 for the quarter ended September 30, 2010.  Interest and other income for the nine months ended September 30, 2011 was $433,090, a decrease of 6% from $459,944 for the nine months ended September 30, 2010.  The increase in the quarter was due primarily to settlement checks received, addressed to Integrity Money Management, Inc., which was closed after the mutual fund division sale in 2009, and the decrease in the nine month period was due to a reduction in settlement checks received, regarding the same subsidiary.  Interest and other income constituted 3% of the Company’s consolidated revenues for the nine months ended September 30, 2011.

Operating expenses

Total operating expenses for the quarter ended September 30, 2011 were $4,210,581, a decrease of 12% from $4,777,342 for the quarter ended September 30, 2010.  Total operating expenses for the nine months ended September 30, 2011 were $13,947,531, a decrease of 3% from $14,338,449 for the nine months ended September 30, 2010.  The decreases resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended September 30, 2011 was $238,999, a decrease of 28% from $331,148 for the quarter ended September 30, 2010.  Compensation and benefits expense for the nine months ended September 30, 2011 was $798,086, a decrease of 21% from $1,011,630 for the nine months ended September 30, 2010.  The decreases resulted primarily from a reduction in the number of employees over the past twelve months.

Commission expense

Commission expense for the quarter ended September 30, 2011 was $3,519,747, a decrease of 14% from $4,073,956 for the quarter ended September 30, 2010.  Commission expense for the nine months ended September 30, 2011 was $11,974,474, a decrease of 4% from $12,424,730 for the nine months ended September 30, 2010.  The decreases in commission expense correspond with the decreases in commission income.

General and administrative expense

Total general and administrative expenses for the quarter ended September 30, 2011 were $435,331, an increase of 22% from $358,239 for the quarter ended September 30, 2010.  Total general and administrative expenses for the nine months ended September 30, 2011 were $1,123,948, an increase of 33% from $844,130 for the nine months ended September 30, 2010.  The increases were due primarily to an increase in legal expenses paid by the Company.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended September 30, 2011 was $16,504, an increase of 18% from $13,999 for the quarter ended September 30, 2010.  Depreciation and amortization expense for the nine months ended September 30, 2011 was $51,023, a decrease of 12% from $57,959 for the nine months ended September 30, 2010.  The changes resulted from the disposition and reclassification of assets associated with the oil and gas division.

Liquidity and capital resources

Net cash provided by operating activities was $46,482 for the nine months ended September 30, 2011, as compared to net cash provided by operating activities of $227,573 during the nine months ended September 30, 2010.  The primary difference corresponds with the decrease in the commission income, due to market conditions.

Net cash provided by investing activities was $337,453 for the nine months ended September 30, 2011, compared to net cash provided by investing activities of $58,741 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, the cash provided by investing activities was received from Corridor Investors, LLC, based off their aggregate net assets, as discussed in Note 6-Discontinued Operations.

Net cash used by financing activities was $1,359,217 for the nine months ended September 30, 2011, compared to net cash used by financing activities of $101,446 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, the Company paid out $68,625 in preferred stock dividends, made three payments totaling $62,820 relating to the United Heritage acquisition (see Note 5 – Business Acquisitions), repaid $277,772 of bank debt and paid off the convertible promissory note of $950,000.

At September 30, 2011, the Company held $1,210,919 in cash and cash equivalents, as compared to $2,186,201 at December 31, 2010.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products.  In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company’s sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties.  Additionally, difficult economic conditions in general and the stock market decline have contributed to decline in our broker-dealer subsidiary’s client portfolio values.  As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to regulatory scrutiny and a number of legal and/or arbitration proceedings, including two proceedings seeking certification as class actions which name the Company as one of a number of defendants and allege various securities law or conduct violations, one with respect to private placements of Medical Capital Corporation and related issuer entities for which the broker-dealer subsidiary placed approximately $100 million of debt securities and the other with regard to private placements of Provident Royalties, LLC and related issuer entities for which the broker-dealer subsidiary placed approximately $60 million of debt securities.  The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters.  Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated.  The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2011	-	-	-	$597,754
August 2011	-	-	-	$597,754
September 2011	-	-	-	$597,754
Total	-	-	-	$597,754

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: November 8, 2011	By: /s/ John Carlson
John Carlson,
Chief Executive Officer & President (Principal Executive Officer)
Date: November 8, 2011	By: /s/ Valarie A. Hoskin
Valarie A. Hoskin,
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)