Form 10-K
period 2011-12-31
Capital Financial Holdings, Inc
filed 2012-03-20
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of ___________ to___________

Commission File Number 000-25958

CAPITAL FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Main Street North
Minot, North Dakota 58703
(Address of principal executive offices)

701.837.9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock; $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of February 24, 2012 was $484,135, based on the last reported sale price.  For purposes of this calculation, the Registrant has assumed that its board of directors, executive officers and holders of greater than five percent of the Registrant’s shares are affiliates.

On February 29, 2012, there were 14,455,943 shares of the issuer’s common equity outstanding.

References in this Annual Report on Form 10-K to the “Company”, “CFH”, “we”, “us”, “its” or “our” includes the subsidiary, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2012, are incorporated by reference in certain sections of Part III.

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

The Company is a financial services holding company that, through its broker dealer subsidiary, Capital Financial Services, Inc., provides brokerage, investment advisory, insurance and related services.  The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. The Company’s revenues and net earnings may be either enhanced or diminished from period to period by such external factors. The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base.  The Company provides broker-dealer services in support of trading and investment by its representatives’ customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, private placement alternative investments, variable annuities and variable life insurance.  The Company also provides investment advisory services for its representative’s customers

A key component of the broker-dealer subsidiary’s business strategy is to recruit well-established, productive representatives who generate substantial revenues from an array of investment products and services. Additionally, the broker-dealer subsidiary assists its representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients.

PART I

ITEM 1. BUSINESS

OVERVIEW

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of December 31, 2011, the Company had 16 full-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

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

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 options to purchase shares of the Company, to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2011, the Company had made nineteen quarterly installment payments totaling $411,766. The liability relating to this acquisition is valued at approximately $61,590 as of December 31, 2011.  Due to the goodwill impairment charge that was recorded for the year ended December 31, 2010, as of December 31, 2011, the total goodwill recorded relating to this acquisition was $554,911.

THE COMPANY’S SUBSIDIARY

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

Capital Financial Services, Inc.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 240 investment representatives and investment advisors.

DESCRIPTION OF BUSINESS

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

REGULATION

Virtually all aspects of the Company’s businesses are subject to various complex and extensive federal and state laws and regulations. Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company’s subsidiaries, record-keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees. The Company’s subsidiary is registered with various federal and state government agencies, including the SEC, as well as FINRA, a self-regulatory industry organization, as described below.

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

Since 1993, FINRA rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through broker-dealers. Congress and the SEC presently are considering amendments to Rule 12b-1 and other statutory provisions and rules that regulate the distribution of mutual fund shares. The effect of the rule amendments and other legislative or regulatory actions might be to limit the amount of fees that could be paid pursuant to a fund’s 12b-1 Plan in a situation where a fund has no, or limited, new sales for a prolonged period of time, as well as the imposition of other limits on the use of fund assets to pay for distribution.

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

RECENT DEVELOPMENTS

On February 22, 2012, the Company entered into an agreement to sell its headquarters building, located at 1 Main Street North, Minot North Dakota, to Corridor Investors, LLC., at a sales price of $990,000.  The sale is scheduled to close on March 30, 2012, however, there is no assurance that this sale will be completed.  Upon the sale, the proceeds will be paid to PawnMart, Inc. as payment on the $1,300,000 promissory note, which is secured by the building, to reduce the balance due on that note.  The holder of the title will release the title for this sale and has agreed to issue an unsecured note for the remaining balance due.  The new note has not yet been finalized as of the filing date of this report.

On October 21, 2011, the Company repurchased 3,050,000 of its preferred shares, owned by PawnMart, Inc., in exchange for a Promissory Note for $1,300,000.  This note carries an interest rate of 7%, is payable in 24 quarterly payments of approximately $66,801, and is secured by the building owned by the Company.  The note matures on October 1, 2017.  The shares are reported in the stockholders’ equity section of the Company’s balance sheet as treasury stock, and are deducted from the total stockholders’ equity.

On July 1, 2011, the Board of Directors of the Company voted to close its oil and gas subsidiary, Capital Energy Resources, Inc.  The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc.  The impact on the consolidated statement of operation, with regard to closing this subsidiary, was not considered significant for the year-ended December 31, 2011.

AVAILABILITY OF SEC REPORTS

All SEC reports may be viewed and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. local time. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

All SEC reports are also made available on the Company’s website at http://capitalfinancialholdings.com. These reports, including annual reports on Form 10-K and 10-KSB, quarterly reports of Form 10-Q and 10-QSB, and current reports on Form 8-K, are available on the same day they are filed with the SEC.

ITEM 1A. RISK FACTORS

Not Applicable as a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable as a Smaller Reporting Company.

ITEM 2. PROPERTIES

The Company operates the majority of its business out of its location at 1 Main Street North, Minot, North Dakota, which the Company owned as of December 31, 2011.   On February 22, 2012, the Company entered into an agreement to sell this property to Corridor Investors, LLC, and the scheduled closing date of this sale is March 30, 2012.

ITEM 3. LEGAL PROCEEDINGS

The Company, through its subsidiary Capital Financial Services, Inc., operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  As a result, the Company is involved in various disputes and legal proceedings, including litigation and arbitration, including a number of legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products.  In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company’s sales of commissioned products were in private placements of alternative products, three of which were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have financial difficulties.  Additionally, difficult economic conditions in general and the stock market decline have contributed to decline in broker-dealer subsidiary client portfolio values.  As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several FINRA arbitration claims, and two trustee actions, one in Delaware Federal Court and one in Delaware Bankruptcy Court.  Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated.  The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result from each individual matter.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information about the Company’s Common Stock

The Company’s Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company’s common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On December 31, 2011, the closing price of the Company’s Common Shares on the OTC Bulletin Board was $.06 per share. At February 29, 2012, there were approximately 665 shareholders of record.

The following table sets forth the high and low closing prices for the Company’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2011		2010
	Fiscal Year		Fiscal Year
Quarter	High	Low	High	Low

First Quarter	.130	.050	.190	.130
Second Quarter	.070	.040	.190	.110
Third Quarter	.080	.040	.200	.090
Fourth Quarter	.070	.040	.130	.050

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2011	-	-	-	$597,754
November 2011	-	-	-	$597,754
December 2011	-	-	-	$597,754
Total	-	-	-	$597,754

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable as a Smaller Reporting Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

				Variance 2011 to	Variance 2010 to
	2011	2010	2009	2010	2009
OPERATING REVENUES
Fee income	$1,031,083	$975,010	$1,062,492	6%	(8)%
Commission income	16,180,938	17,746,472	16,096,513	(9)%	10%
Other income	778,453	670,325	743,769	16%	(10)%
Total revenue	$17,990,474	$19,391,807	$17,902,774	(7)%	8%

OPERATING EXPENSES
Compensation and benefits	$1,067,439	$1,350,094	$1,786,179	(21)%	(24)%
Commission expense	15,111,206	16,566,033	15,223,613	(9)%	9%
Goodwill impairment expense	-	753,518	-	(100)%	100%
General and administrative expenses	1,487,384	1,489,663	1,036,490	(.01)%	44%
Depreciation and amortization	67,837	75,381	100,369	(10)%	(25)%
Total operating expenses	$17,733,866	$20,234,689	$18,146,651	(12)%	12%

OPERATING INCOME (LOSS)	$256,608	$(842,882)	$(243,877)	130%	246%

OTHER EXPENSES
Loss on investment	$-	$-	$(31,876)	-	(100)%
Interest expense	(63,480)	(80,880)	(212,552)	(22)%	(62)%
Total other expenses	$(63,480)	$(80,880)	$(244,428)	(22)%	(67)%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$193,128	$(923,762)	$(488,305)	(121)%	89%

INCOME TAX BENEFIT (EXPENSE)	$(58,813)	$40,581	$191,416	(245)%	(79)%

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$134,315	$(883,181)	$(296,889)	(115)%	197%

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations (net of tax)	$-	$-	$(125,211)	-	100%
Gain (Loss) on disposal of discontinued operations	(76,663)	(111,601)	228,402	(31)%	(149)%
Net discontinued operations	$(76,663)	$(111,601)	$103,191	(31)%	(208)%

NET INCOME (LOSS)	$57,652	$(994,782)	$(193,698)	106%	(414)%
NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:	.01	(.07)	(.03)
NET INCOME (LOSS) PER COMMON SHARE:	.00	(.07)	(.02)

Year Ended December 31, 2011, compared with Year Ended December 31, 2010:

Operating Revenues—Total operating revenues for 2011 were $17,990,474, a decrease of 7% from $19,391,807 in 2010. The decrease resulted from decreased commission income earned by CFS, the Company’s broker-dealer division.

Fee Income—Fee income for 2011 was $1,031,083, a 6% increase from $975,010 in 2010. The increase was due to an increase in fees received by CFS as a result of an increase in assets under management in CFS’ registered investment advisor.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor. The Company pays the registered representatives a portion of this fee income as a commission expense and retains the balance. These fees constituted 6% of the Company’s consolidated revenues in 2011.

Commission Income—Commission income includes CFS. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2011 was $16,180,938, a 9% decrease from $17,746,472 in 2010. The decrease was due primarily to a decrease in commissions received by CFS as a result of market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 90% of the Company’s consolidated revenues in 2011.

Other Income—Other income for 2011 was $778,453 a 16% increase from $670,325 in 2010. The increase was due primarily to the gain of $235,000, recognized in the second quarter, from the prepayment of a $950,000 convertible promissory note due to PawnMart, Inc.  Other income constituted 4% of the Company’s consolidated revenues in 2011.

Operating Expenses—Total operating expenses for 2011 were $17,733,866 a 12% decrease from $20,234,689 in 2010. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and Benefits—Compensation and benefits expense for 2011 was $1,067,439, a 21% decrease from $1,350,094 in 2010. The decrease resulted primarily from a reduction in the number of persons employed by the Company over the past twelve months.

Commission Expense—Commission expense for 2011 was $15,111,206, a 9% decrease from $16,566,033 in 2010. The decrease corresponds with the decrease in commission income.

Goodwill Impairment Expense— Goodwill impairment expense for 2011 was $0, a 100% decrease from $753,518 in 2009.

The Company’s goodwill represents the excess of purchase prices over the fair value of the identifiable net assets of previously acquired broker/dealer businesses.  The goodwill is not amortized; instead it is tested for impairment annually or more frequently if the fair value of a reporting unit is below its carrying value. Absent any impairment indicators, the Company performs its annual goodwill impairment testing as of June 30 of each year.

The Company’s policy is to test goodwill for impairment using a fair value approach at the reporting unit level.  The Company performs its goodwill impairment test in two steps.  Step one compares the fair value of the reporting unit to its carrying value, including goodwill.  If the fair value of the unit determined in step one is lower than its carrying value, the Company proceeds to step two, which then compares the carrying value of goodwill to its implied fair value.  Any excess of carrying value of goodwill over its implied fair value at a reporting unit is recorded as impairment.

The valuation methodology the Company utilizes in testing the Company’s goodwill for impairment is based on the income approach.  The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using a discounted rate that compensates for the risk in attaining the projected cash flows.  This approach is dependent upon a number of significant management estimates about future performance including but not limited to, market performance, income taxes, capital spending and working capital changes.

As of December 31, 2011, there were no impairment indicators, so further testing of goodwill was not deemed necessary.

In December of 2010, as a result of ongoing volatility in the financial industry and a reduction in the estimated fair market value of the Company’s wholly owned subsidiary Capital Financial Services, Inc., the Company determined it was necessary to perform an interim goodwill impairment test.  In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value.  The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $753,518 was necessary to reduce the carrying value of goodwill to its implied fair value.

General and Administrative Expenses—Total general and administrative expenses for 2011 were $1,487,384, a decrease of .01% from $1,489,663 in 2010.

Depreciation and Amortization—Depreciation and amortization for 2011 was $67,837, a 10% decrease from $75,381 in 2010.

Interest Expense—Interest expense was $63,480 for 2011, a 22% decrease from $80,880 in 2010. The decrease was due to the fact that we prepaid a convertible promissory note in the amount of $715,000 in the second quarter of 2011.

Year Ended December 31, 2010, compared with Year Ended December 31, 2009:

Operating Revenues—Total operating revenues for 2010 were $19,391,807, an increase of 8% from $17,902,774 in 2009. The increase resulted from increased commission income earned by CFS, the Company’s broker-dealer division.

Fee Income—Fee income for 2010 was $975,010, an 8% decrease from $1,062,492 in 2009. The decrease was due to a reduction in fees received by CFS due to a reduction in assets under management in CFS’ registered investment advisor.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 5% of the Company’s consolidated revenues in 2010.

Commission Income—Commission income earned by CFS. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2010 was $17,746,472, a 10% increase from $16,096,513 in 2009. The increase was due primarily to an increase in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 92% of the Company’s consolidated revenues in 2010.

Other Income—Other income for 2010 was $670,325 a 10% decrease from $743,769 in 2009. Other income is comprised primarily of due diligence and marketing allowances received by CFS. Other income constituted 4% of the Company’s consolidated revenues in 2010.

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

Goodwill Impairment Expense— Goodwill impairment expense for 2010 was $753,518, a 100% increase from $0 in 2009.

The Company’s goodwill represents the excess of purchase prices over the fair value of the identifiable net assets of previously acquired broker/dealer businesses.  The goodwill is not amortized; instead it is tested for impairment annually or more frequently if the fair value of a reporting unit is below its carrying value. Absent any impairment indicators, the Company performs its annual goodwill impairment testing as of June 30 of each year.

The Company’s policy is to test goodwill for impairment using a fair value approach at the reporting unit level.  The Company performs its goodwill impairment test in two steps.  Step one compares the fair value of the reporting unit to its carrying value, including goodwill.  If the fair value of the unit determined in step one is lower than its carrying value, the Company proceeds to step two, which then compares the carrying value of goodwill to its implied fair value.  Any excess of carrying value of goodwill over its implied fair value at a reporting unit is recorded as impairment.

The valuation methodology the Company utilizes in testing the Company’s goodwill for impairment is based on the income approach.  The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using a discounted rate that compensates for the risk in attaining the projected cash flows.  This approach is dependent upon a number of significant management estimates about future performance including but not limited to, market performance, income taxes, capital spending and working capital changes.

In December of 2010, as a result of ongoing volatility in the financial industry and a reduction in the estimated fair market value of the Company’s wholly owned subsidiary Capital Financial Services, Inc., the Company determined it was necessary to perform an interim goodwill impairment test.  In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value.  The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $753,518 was necessary to reduce the carrying value of goodwill to its implied fair value.

General and Administrative Expenses—Total general and administrative expenses for 2010 were $1,489,663, an increase of 44% from $1,036,490 in 2009. The increase was due primarily to an increase in licensing fees and legal expenses paid by CFS.

Depreciation and Amortization—Depreciation and amortization for 2010 was $75,381, a 25% decrease from $100,369 in 2009. The decrease was due to the disposal of assets associated with the mutual fund division sale.

Interest Expense—Interest expense was $80,880 for 2010, a 62% decrease from $212,552 in 2009. The decrease was due primarily to a reduction in outstanding debt due to redemptions of the company’s subordinated corporate notes processed on June 23rd and July 31st, totaling $500,000, and also the company’s decision to call the remaining notes, totaling $1,500,000, processed on September 30, 2009.

FINANCIAL CONDITION

On December 31, 2011, the Company’s assets aggregated $6,923,067, a decrease of 20% from $8,707,621 in 2010, due to increases in income tax receivables, the employee sponsored severance escrow and other assets, offset by decreases in cash and cash equivalents, accounts receivable, deferred tax asset, long-term receivable, goodwill, and net property and equipment. Stockholder’s equity was $4,146,756 on December 31, 2011, compared to $5,457,729 on December 31, 2010.

On December 31, 2010, the Company’s assets aggregated $8,707,621, a decrease of 8% from $9,500,728 in 2009, due to increases in cash and cash equivalents, accounts receivable, prepaids, deferred tax asset and other assets, offset by decreases in income tax receivables, long-term assets, goodwill, and net property and equipment.  Stockholder’s equity was $5,457,729 on December 31, 2010, compared to $6,494,044 on December 31, 2009.

Cash used by operating activities was $219,164 for the year ended December 31, 2011, as compared to net cash provided by operating activities of $204,833 for the year ended December 31, 2010 and net cash used by operating activities of $162,907 for the year ended December 31, 2009.

Net cash provided by investing activities was $333,989 for the year ended December 31, 2011, as compared to net cash provided by investing activities of $211,125 for the year ended December 31, 2010 and net cash provided by investing activities of $1,424,096 for the year ended December 31, 2009. During the year ended December 31, 2011, the cash provided by investing activities were from the final payment being received from the sale of the mutual fund division (See Note 17-Discontinued Operations), minus office and computer equipment purchased during this time frame.

Net cash used by financing activities was $1,142,428 for the year ended December 31, 2011, as compared to net cash used by financing activities of $198,495 for the year ended December 31, 2010, and net cash used by financing activities of $2,132,559 for the year ended December 31, 2009. During the year ended December 31, 2011, the Company paid out $68,625 in preferred stock dividends, repaid $277,772 of bank debt, prepaid the $950,000 convertible promissory note at a $235,000 discount and paid $81,030 relating to the acquisition of certain assets of United Heritage Financial Services in 2007.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2011, the Company held $1,158,598 in cash and cash equivalents, as compared to $2,186,201 on December 31, 2010, and $1,968,738 on December 31, 2009. Liquid assets, which consist of cash and cash equivalents, totaled $1,158,598 at December 31, 2011, as compared to $2,186,201 on December 31, 2010, and $1,968,738 on December 31, 2009. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to acquire additional financial services firms, broker recruitment, and repurchase shares of the Company’s common stock, and service debt. Management also expects to realize increases in consultant expenses as well as increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Capital Financial Holdings, Inc. (together with its consolidated subsidiary, the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011, is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed herewith or incorporated herein by reference as set forth below:

2.1	Share Purchase Agreement and Change of Advisor between Capital Financial Holdings, Inc. and Corridor Investors, LLC.

3.1
Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in the Company’s Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004 and amended on June 5, 2009).

3.2
Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 contained in the Company’s Quarterly Report on Form 10-QSB, as amended (File No. 0-25958), filed with the Commission on August 11, 2006).

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

4.3	Instruments defining rights of holders of securities: (See Exhibit 3.1 & 3.2)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 contained in the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 contained in the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2005).

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

99.1
Management Rights Agreement to the IPS Millennium Fund and the IPS New Frontier Fund entered into between Capital Financial Holdings, Inc. (formerly known as Integrity Mutual Funds, Inc.) and IPS Advisory, Inc.

99.2	Asset Purchase Agreement between Capital Financial Holdings, Inc. and United Heritage Financial Group, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: March 20, 2012	By:	/s/ John Carlson
John Carlson,
Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature & Title

Date: March 20, 2012	By:	/s/ John R. Carlson
John R. Carlson,
President & Executive Officer
(Principal Executive Officer)

Date: March 20, 2012	By:	/s/ Valarie A. Hoskin
Valarie A. Hoskin,
Chief Financial Officer & Corporate Secretary
(Principal Financial & Accounting Officer)

Date: March 20, 2012	By:	/s/ Jeffrey A. Cummer
Jeffrey A. Cummer,
Chairman

Date: March 20, 2012	By:	/s/ Vance A. Castleman
Vance A. Castleman,
Director

Date: March 20, 2012	By:	/s/ Myron D. Thompson
Myron D. Thompson,
Director

Date: March 20, 2012	By:	/s/ Gregory G. Philipps
Gregory G. Philipps,
Director

Date: March 20, 2012	By:	/s/ Vaune M. Cripe
Vaune M. Cripe,
Director

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF

DECEMBER 31, 2011, 2010 AND 2009

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

TABLE OF CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-4 - F-5

Consolidated Statements of Operations	F-6 – F-7

Consolidated Statements of Stockholders’ Equity	F-8

Consolidated Statements of Cash Flows	F-9 – F-10

Notes to Consolidated Financial Statements	F-11 – F-25

ADDITIONAL INFORMATION

Report of Independent Registered Public Accounting Firm	F-26

Selected Financial Data	F-27

Quarterly Results of Consolidated Operations (Unaudited)	F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Capital Financial Holdings, Inc. and Subsidiary
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 20, 2012

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$929,030	$1,973,938
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2011 and 2010)	1,294,930	1,432,575
Income taxes receivable	58,354	57,900
Deferred tax asset – current	81,287	68,683
Current portion of long-term receivable	-	211,969
Prepaids	44,063	38,809

Total current assets	$2,407,664	$3,783,874

LONG-TERM ASSETS
LT receivable-MF Division Sale	$-	$423,938
Less: current portion shown above	-	(211,969)

Total long-term assets	$-	$211,969

PROPERTY AND EQUIPMENT	$1,740,606	$1,727,320
Less accumulated depreciation	(674,590)	(606,753)

Net property and equipment	$1,066,016	$1,120,567

OTHER ASSETS
Goodwill	$2,472,419	$2,574,413
Severance escrow	229,568	212,263
Deferred tax asset – non-current	521,897	579,084
Other assets (net of accumulated amortization
of $214,444 for 2011 and 2010)	225,503	225,451

Total other assets	$3,449,387	$3,591,211

TOTAL ASSETS	$6,923,067	$8,707,621

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
CURRENT LIABILITIES
Accounts payable	$85,094	$331,895
Commissions payable	1,184,745	1,298,078
Other current liabilities	144,882	147,532
Current portion of long-term debt	242,475	229,522

Total current liabilities	$1,657,196	$2,007,027

LONG-TERM LIABILITIES
Note payable	$-	$277,772
Convertible promissory note	-	950,000
Promissory note	1,300,000	-
Other long-term liabilities	61,590	244,615
Less current portion of long-term debt	(242,475)	(229,522)

Total long-term liabilities	$1,119,115	$1,242,865

TOTAL LIABILITIES	$2,776,311	$3,249,892

STOCKHOLDERS’ EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 shares issued and 0 outstanding	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;
14,455,943 and 14,455,943 shares issued and outstanding, respectively	1,446	1,446
Additional paid in capital – common stock	10,446,302	10,446,302
Accumulated deficit	(6,525,992)	(6,515,019)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	-

TOTAL STOCKHOLDERS’ EQUITY	$4,146,756	$5,457,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,923,067	$8,707,621

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
OPERATING REVENUES
Fee income	$1,031,083	$975,010	$1,062,492
Commission income	16,180,938	17,746,472	16,096,513
Other income	778,453	670,325	743,769
Total revenue	$17,990,474	$19,391,807	$17,902,774

OPERATING EXPENSES
Compensation and benefits	$1,067,439	$1,350,094	$1,786,179
Commission expense	15,111,206	16,566,033	15,223,613
Goodwill impairment expense	-	753,518	-
General and administrative expenses	1,487,384	1,489,663	1,036,490
Depreciation and amortization	67,837	75,381	100,369
Total operating expenses	$17,733,866	$20,234,689	$18,146,651

OPERATING INCOME (LOSS)	$256,608	$(842,882)	$(243,877)

OTHER EXPENSES
Loss on investment	$-	$-	$(31,876)
Interest expense	(63,480)	(80,880)	(212,552)
Total other expenses	$(63,480)	$(80,880)	$(244,428)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$193,128	$(923,762)	$(488,305)

INCOME TAX BENEFIT (EXPENSE)	(58,813)	40,581	191,416

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$134,315	$(883,181)	$(296,889)

DISCONTINUED OPERATIONS
Loss from operation of discontinued mutual fund segment (net of tax)	$-	$-	$(125,211)
Gain (Loss) on disposal of mutual fund segment	(76,663)	(111,601)	228,402
Total discontinued operations (net of tax)	$(76,663)	$(111,601)	$103,191

NET INCOME (LOSS)	$57,652	$(994,782)	$(193,698)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$.01	$(.07)	$(.03)
Diluted	$.01	$(.07)	$(.03)

SHARES USED IN COMPUTING NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,638,937	14,541,585
Diluted	14,638,937	14,638,937	14,541,585

NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$(.01)	$(.01)	$.01
Diluted	$(.01)	$(.01)	$.01

SHARES USED IN COMPUTING NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,638,937	14,541,585
Diluted	14,638,937	14,638,937	14,541,585

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$.00	$(.07)	$(.02)
Diluted	$.00	$(.07)	$(.02)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	14,638,937	14,638,937	14,541,585
Diluted	14,638,937	14,638,937	14,541,585

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Amounts			Shares
	2011	2010	2009	2011	2010	2009
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital

Balance, beginning of year	$10,447,748	$10,397,780	$10,375,474	14,455,943	14,455,943	14,455,943
Common stock issued	-	49,968	57,097	-	-	-
Purchase of common stock	-	-	(34,791)	-	-	-
Balance, end of year	$10,447,748	$10,447,748	$10,397,780	14,455,943	14,455,943	14,455,943

Accumulated deficit
Balance, beginning of year	$(6,515,019)	$(5,428,737)	$(5,143,539)
Net income (loss)	57,652	(994,782)	(193,698)
Preferred dividends	(68,625)	(91,500)	(91,500)
Balance, end of year	$(6,525,992)	$(6,515,019)	$(5,428,737)

ESOP activity
Balance, beginning of year	$-	$-	$(48,685)
Repayments from ESOP	-	-	48,685
Balance, end of year	$-	$-	$-

Treasury stock and additional paid-in capital
Balance, beginning of year	$-	$-	$-
Purchase of preferred stock	(1,300,000)	-	-
Balance, end of year	$(1,300,000)	$-	$-

Total stockholders’ equity	$4,146,756	$5,457,729	$6,494,043

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$57,652	$(994,782)	$(193,698)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	67,837	70,357	85,302
Amortization	-	5,022	15,067
Goodwill impairment expense	-	753,518	-
Loss on investment	-	-	31,876
Gain on prepayment of convertible promissory note	(235,000)	-	-
Gain on allocation of ESOP shares	-	-	(34,791)
(Gain) loss on disposal of discontinued operations	76,663	111,601	(228,402)
Loss on disposal of assets	-	-	67,860
Effects on operating cash flows due to changes in:
Accounts receivable	137,645	(189,945)	316,543
Income taxes receivable	(454)	115,602	(145,321)
Prepaids	(5,254)	(10,960)	46,975
Deferred tax asset	44,583	(127,979)	405,541
Other assets	(52)	(31,482)	31,657
Commissions Payable	(113,333)	182,944	(98,056)
Accounts payable	(246,801)	228,169	(266,772)
Other liabilities	(2,650)	92,768	(196,688)

Net cash provided (used) by operating activities	$(219,164)	$204,833	$(162,907)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of investment	$-	$-	$(76,876)
Purchase of property and equipment	(13,286)	(16,075)	(24,508)
Proceeds on sale of mutual fund division	-	-	1,525,480
Long-term receivable	347,275	227,200	-

Net cash provided by investing activities	$333,989	$211,125	$1,424,096

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES

Repayments from ESOP	$-	$-	$48,685
Reduction of long-term liability	(81,031)	(76,865)	(63,450)
Dividends paid	(68,625)	(91,500)	(91,500)
Reduction of notes payable	(277,772)	(30,130)	(26,294)
Prepayment of convertible promissory note	(715,000)	-	-
Reduction of subordinate corporate notes	-	-	(2,000,000)

Net cash used by financing activities	$(1,142,428)	$(198,495)	$(2,132,559)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,027,603)	$217,463	$(871,370)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,186,201	1,968,738	2,840,108
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,158,598	$2,186,201	$1,968,738

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$63,480	$80,880	$382,135
Income taxes	$16,921	$31,929	$276,768

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash	$929,030	$1,973,938	$1,986,738
Severance escrow	229,568	212,263	-
Net Cash	$1,158,598	$2,186,201	$1,986,738

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in long-term receivable	$-	$-	$762,740
Decrease in goodwill	$101,994	$103,710	$109,140
Decrease in other long-term liabilities	$101,994	$153,677	$166,237
Increase in common stock	$-	$49,967	$57,097
Preferred stock dividends declared	$-	$22,875	$22,875
Goodwill impairment expense	$-	$753,518	$-

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

NOTE 1—NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and significant accounting policies of Capital Financial Holdings, Inc., and its Subsidiary are presented to assist in understanding the Company’s consolidated financial statements.

Nature of operations—Capital Financial Holdings, Inc., and its Subsidiary (the “Company”) was established in September 1987 as a North Dakota corporation. The Company derives its revenue from investment advisory fees as well as commissions earned from sales of mutual funds, insurance products, and various other securities through it’s Subsidiary Capital Financial Services, Inc. Headquartered in Minot, North Dakota, the Company is marketing its services throughout the United States.

Principles of consolidation—The consolidated financial statements include the accounts of Capital Financial Holdings, Inc., and its wholly owned subsidiary Capital Financial Services, Inc. (“CFS”).  All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

Concentrations—Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through CFS, the Company’s broker-dealer subsidiary. The company’s revenues are largely dependent on the sales activity of registered representatives operating as independent contractors. Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

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

Stock-based compensation—In December of 2005, the Company adopted the Financial Accounting Standards Board (“FASB”) accounting and reporting standards for share-based payment which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

Cash and cash equivalents—The Company’s policy is to record all liquid investments with original maturities of three months or less as cash equivalents. Liquid investments with maturities greater than three months are recorded as investments.

Clearing Deposits—The Company has “Deposit Accounts” with each of its Clearing Firms, as set forth in each of the Clearing Agreements. Upon termination or expiration of these agreements, the Clearing Firms would deliver the balance of these accounts to the Company.

Accounts receivable—The Company’s receivables consist primarily of concessions related to registered representative activity. Management evaluates the need for an allowance for doubtful accounts by identifying troubled accounts and using historical experience. Accounts receivable are written off when management deems them uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company does not charge interest on its receivables.

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

Other assets—Other assets include debt issue costs, clearing deposits and other miscellaneous assets. Debt issue costs are amortized over the life of the corresponding debt.

Advertising—Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $45 in 2011, $11,252 in 2010 and $27,903 in 2009.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 14,638,937 in 2011 and 2010 and 14,541,585 in 2009. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, written put options, and preferred shares.  The weighted average shares outstanding used in computing diluted earnings per common share were 14,638,937 in 2011 and 2010 and 14,541,585 in 2009.

Income taxes—The Company files a consolidated income tax return with its wholly owned subsidiary. The amount of deferred tax benefit or expense is recognized as of the date of the consolidated financial statements, utilizing currently enacted tax laws and rates. Deferred tax benefits or expenses are recognized in the financial statements for the changes in deferred tax assets between years. The Company’s policy is to evaluate the likelihood that its uncertain tax positions will prevail upon examination based on the extent to which those positions have substantial support within the Internal Revenue Code and Regulations, Revenue Rulings, court decisions, and other evidence. It is the opinion of management that the Company has no significant uncertain tax positions that would be subject to change upon examination. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they were filed.

Severance Escrow—The Company has put into place a contingent Severance Benefit Package for its employees. The package has an annual expiration date of August 1st, and can be renewed by the board of the Company. The funds for this package have been placed into an account specifically designated for these funds.

Reclassification—Certain amounts from 2010 and 2009 have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on the Company’s net income.

Recent Accounting Developments—In July 2009, the FASB launched the FASB Accounting Standards Codification (the Codification) as the single source of Generally Accepted Accounting Principals (“GAAP”). While the Codification did not change GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification was effective for the firm for the third quarter of fiscal 2009 and did not have an effect on the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. ASU No. 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not affect the Company’s financial condition, results of operations or cash flows.

In January 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the guidance contained in Accounting Standards Codification (“ASC”) 310, Receivables.  The new guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment.”  Under ASU No. 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed beginning after December 15, 2011.  The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2011 and 2010 consist of the following:

	Current	Current	Amount
	Maturity	Interest Rate	2011	2010
Cash in checking	Demand	-	$803,290	$1,006,858
Cash in escrow	Demand	0.05%	229,568	212,263
Cash in savings	Demand	0.25%	125,740	967,080
			$1,158,598	$2,186,201

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010, consists of the following:

	2011	2010
Office furniture and equipment	$325,201	$314,615
Building and land	1,415,405	1,412,705
	$1,740,606	$1,727,320
Accumulated depreciation and amortization	(674,590)	(606,753)
	$1,066,016	$1,120,567

Depreciation expense totaled $67,837, $75,381 and $85,302 in 2011, 2010 and 2009, respectively.

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

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 options to purchase common shares of the Company, to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2011, the Company had made nineteen quarterly installment payments totaling $411,766. The liability relating to this acquisition is valued at approximately $61,590 as of December 31, 2011.  Due to the goodwill impairment charge that was recorded for the year ended December 31, 2010, as of December 31, 2011, the total goodwill recorded relating to this acquisition was $554,911.

NOTE 5—LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 was as follows:

	Rate	Current Portion	2011	2010
Long-term debt:
First Western Bank	6.50%	$-	$-	$277,772
Convertible promissory note	6.50%	-	-	950,000
Promissory note	7.00%	180,885	1,300,000	-
Future payments on acquisitions		61,590	61,590	244,615

Totals		$242,475	$1,361,590	$1,472,387

Summaries of the terms of the current long-term debt agreements follow:

First Western Bank— In June of 1999, the Company converted its outstanding balance of $500,000 borrowed on its bank line-of-credit to long-term debt.  The debt was refinanced in September of 2009 and carried an interest rate of 6.50%, with monthly payments of $4,105.  On August 18, 2011, the Company paid the remaining balance due to First Western Bank.

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

Convertible Promissory Note— In October of 2006, the Company issued a $950,000 convertible promissory note in a private placement to PawnMart, Inc., which is a wholly owned subsidiary of Xponential, Inc.  The unsecured note carried an interest rate of 6.50% per annum, payable semi-annually, and was scheduled to mature on October 15, 2016.  The company negotiated with PawnMart, Inc. to prepay the note at a discounted rate of $715,000, as of June 6, 2011.  A payment of $640,000 was sent to PawnMart, Inc., and a $75,000 promissory note was signed for the remaining balance due.  This promissory note carried an interest rate of 6.50%, per annum, payable at the maturity date of the note, which was May 26, 2012.  On September 19, 2011, the Company paid the promissory note in full plus accrued interest, for a total payment of $76,523.

Promissory Note- On October 21, 2011, the Company issued a promissory note to PawnMart, Inc. in exchange for the repurchase of the 3,050,000 shares of preferred stock.  The note carries an interest rate of 7%, with quarterly payments of $66,801.  On October 1, 2017, the remaining balance will be due in full.

Future Payments On Acquisitions-See Note 4 Business Acquisitions.

The aggregate amount of required future payments on the above long-term debt at December 31, 2011, is as follows:

Year ending December 31,
2012	$242,475
2013	193,884
2014	207,815
Thereafter	717,416

Total due	$1,361,590

NOTE 6—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2011	2010	2009
Current income tax benefit (expense):
Federal	$-	$-	$-
State	(14,183)	(17,358)	(13,096)
Total current tax benefit (expense)	$(14,183)	$(17,358)	$(13,096)
Deferred tax benefit (expense):
Federal	$(39,542)	$51,334	$181,198
State	(5,088)	6,605	23,314
Total deferred tax benefit (expense)	$(44,630)	$57,939	$204,512

Total provision for income tax
benefit (expense)	$(58,813)	$40,581	$191,416

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

Deferred tax assets (liabilities) were comprised of the following:

	2011	2010	2009
Deferred tax asset:
Net operating and capital loss carry forwards	$81,292	$68,687	$52,139
Goodwill impairment adjustment	-	75,371	-
Stock option compensation	583,374	583,374	583,374

Total deferred tax assets	$664,666	$727,432	$635,513

Deferred tax liabilities:
Accumulated depreciation	$16,015	$25,723	$37,502
Accumulated amortization	45,467	53,942	78,224
Total deferred tax liabilities	$61,482	$79,665	$115,726

Net deferred tax asset	$603,184	$647,767	$519,787

Net deferred tax asset – current	$81,287	$68,683	$45,032
Net deferred tax asset – non-current	521,897	579,084	474,755
Net deferred tax asset	$603,184	$647,767	$519,787

A reconciliation of the difference between the expected income tax benefit (expense) computed at the U.S. statutory income tax rate of 35% and the Company’s income tax expense is shown in the following table:

	2011		2010		2009
Federal tax benefit (expense) at statutory rates	$(67,595)	(35%)	$323,317	35%	$(105,000)	(35%)
State tax benefit (expense), net of federal tax effect	(9,656)	(5%)	46,188	5%	(15,000)	(5%)
Tax impact of goodwill impairment expense	-	-	(293,872)	(32%)	-	-
Net tax impact of discontinued operations	-	-	-	-	311,416	104%
Other	18,438	10%	(35,052)	(4%)	-	-

Actual tax benefit (expense)	$(58,813)	28%	$40,581	4%	$191,416	64%

The Company has an estimated net operating loss carryover of approximately $239,000 that will expire, if unused, in 2030.

NOTE 7—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 2,098,000 warrants as of December 31, 2011.

In addition to the warrants discussed above, in March of 2004 the Company had also issued warrants to purchase 600,000 common shares at an exercise price of $.60 per share. In 2007 the holder of the warrants exercised their right to 100,000 shares, which left a balance of 500,000 shares.  These warrants expired as of September 1, 2010.

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

As part of the acquisition of Capital Financial Services, Inc., 500,000 options were granted in January of 2002 at a strike price of $.50. These options were fully vested and expired on January 15, 2012.

The Company plans to issue additional common shares if any of its outstanding options are exercised. There have been no options exercised to date.

In December of 2005, the Company adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the twelve months ended December 31, 2011.

Option activity for the last three years was as follows:
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2009	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2009	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2010	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2011	5,888,113	$.54	$.28	$-

Exercisable options at the end of 2011, 2010, and 2009 were 5,888,113, respectively. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.00 to $ .49	1,380,000	Perpetual		$.42	1,380,000	$.42
$.50 to $ .99	3,935,000	5	*	$.52	3,935,000	$.52
$1.00 to $1.50	573,113	2	*	$1.01	573,113	$1.01
$.00 to $ 1.50	5,888,113	3.5	*	$.54	5,888,113	$.54
* Excludes options with a perpetual life

NOTE 8—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $3,679, $4,937, and $10,639 for the years ended December 31, 2011, 2010, and 2009, respectively. The matching contributions paid by the Company were $32,624, $40,629 and $77,820 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company established an employee stock ownership plan (“ESOP”) effective January 1, 1999. Pursuant to the ESOP, each year the Company would determine the amount to contribute to the plan. Contributions were made at the discretion of the Board of Directors. To be eligible to participate in the plan, an employee must have had completed one year of service and have attained age 21. The ESOP plan was closed by the company, effective December 31, 2009, and the shares have been issued to each plan member.

During 2001, the ESOP purchased 208,000 shares of the Company’s common stock, at a weighted average price of $.48 per share. The purchase was funded with a loan of $100,000 from the Company, which was collateralized by the unallocated Company shares owned by the ESOP. As of December 31, 2009 this loan had been paid in full and all shares purchased by this loan had been allocated to employees.

Total ESOP contribution expense recognized was $0 in the years 2011 and 2010, and $18,231 for 2009.

NOTE 9—NET CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiary Capital Financial Services, Inc. is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2011, this subsidiary had net capital of $481,279; a minimum net capital requirement of $117,335; excess net capital of $363,943 and a ratio of aggregate indebtedness to net capital of 3.66 to 1. This subsidiary is exempt from the reserve requirements of Rule 15c3-3.

NOTE 10—OPERATING LEASES

The Company has various leases for office equipment that are set to expire over the next several years through 2014. The total rent expense for these leases was $16,254, $20,545, and $42,700 for December 31, 2011, 2010 and 2009 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2011.

Years ending December 31,
2012	$17,442
2013	17,442
2014	8,721
Total minimum future rental payments	$43,605

NOTE 11—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2011, 2010, and 2009, are as follows:

	Capital Financial Holdings, Inc.	Broker-Dealer Services	Total
Balance as of January 1, 2009	$2,000,000	$3,540,781	$5,540,781
Goodwill acquisition price adjustment during the period (see Note 4)	-	(109,140)	(109,140)
Reduction in Goodwill as a result of mutual fund segment sale	(2,000,000)	-	(2,000,000)
Balance as of December 31, 2009	$-	$3,431,641	$3,431,641
Goodwill acquisition price adjustment during the period (see Note 4)	-	(103,710)	(103,710)
Impairment losses	-	(753,518)	(753,518)
Balance as of December 31, 2010	$-	$2,574,413	$2,574,413
Goodwill acquired during the period	-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)	-	(101,994)	(101,994)
Impairment losses	-	-	-
Balance as of December 31, 2011	$-	$2,472,419	$2,472,419

The Company’s goodwill represents the excess of purchase prices over the fair value of the identifiable net assets of previously acquired broker/dealer businesses.  The goodwill is not amortized; instead it is tested for impairment annually or more frequently if the fair value of a reporting unit is below its carrying value. Absent any impairment indicators, the Company performs its annual goodwill impairment testing as of June 30 of each year.

The Company’s policy is to test goodwill for impairment using a fair value approach at the reporting unit level.  The Company performs its goodwill impairment test in two steps.  Step one compares the fair value of the reporting unit to its carrying value, including goodwill.  If the fair value of the unit determined in step one is lower than its carrying value, the Company proceeds to step two, which then compares the carrying value of goodwill to its implied fair value.  Any excess of carrying value of goodwill over its implied fair value at a reporting unit is recorded as impairment.

The valuation methodology the Company utilizes in testing the Company’s goodwill for impairment is based on the income approach.  The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using a discounted rate that compensates for the risk in attaining the projected cash flows.  This approach is dependent upon a number of significant management estimates about future performance including but not limited to, market performance, income taxes, capital spending and working capital changes.

As of December 31, 2011, there were no impairment indicators, so further testing of goodwill was not deemed necessary.

In December of 2010, as a result of ongoing volatility in the financial industry and a reduction in the estimated fair market value of the Company’s wholly owned subsidiary Capital Financial Services, Inc., the Company determined it was necessary to perform an interim goodwill impairment test.  In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value.  The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $753,518 was necessary to reduce the carrying value of goodwill to its implied fair value.

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

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available.  The cost of this investment is $76,876, and its estimated fair value is estimated to be $45,000 based on discounted cash flows; however this amount could fluctuate with the prices of oil and natural gas.  CFS has determined, based off of information provided by the Limited Partnership, that the “presentment” feature will not be utilized at this time, due to the reduction in the present value of the investment.

	Carrying Value at December 31, 2011				Year ended December 31, 2011
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses
Other Investment	$45,000	$-	$-	$45,000	$-

	Carrying Value at December 31, 2010				Year ended December 31, 2010
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses
Other Investment	$45,000	$-	$-	$45,000	$-

	Carrying Value at December 31, 2009				Year ended December 31, 2009
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses
Beginning Balance	$-	$-	$-	$-	$-
Purchases: Other Investment	76,876	-	-	76,876
Loss impairment included in net earnings	(31,876)	-	-	(31,876)
Other Investment	$45,000	$-	$-	$45,000	$31,876

The loss of $31,876 represents the original purchase price of the investment minus its current fair market value.

Reconciliation of Level 3 Balances:

Balance 1-1-09	$-
Purchase of other investment	76,876
Impairment loss on other investment	(31,876)
Balance 12-31-09	$45,000
Impairment loss on other investment	-
Balance 12-31-10	$45,000
Impairment loss on other investment	-
Balance 12-31-11	$45,000

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the codification hierarchy (as described above) as of December 31, 2010, for which a nonrecurring change in fair value had been recorded during the year ended December 31, 2010.

	Carrying Value at December 31, 2011				Year ended December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,472,419	$-	$-	$2,472,419	$-

	Carrying Value at December 31, 2010				Year ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,574,413	$-	$-	$2,574,413	$753,518

Losses of $753,518 represent an impairment charge related to the goodwill attributable to the Broker-Dealer segment. (See Note 11—Goodwill).

Reconciliation of Level 3 Balances:

Balance 1-1-09	$3,540,781
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(109,140)
Balance 12-31-09	$3,431,641
Impairment loss on goodwill	(753,518)
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(103,710)
Balance 12-31-10	$2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(101,994)
Balance 12-31-11	$2,472,419

See Note 11—Goodwill, for a reconciliation of goodwill balances.

NOTE 13—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income from continuing operations	$134,315
Less: preferred stock dividends	-
Income available to common stockholders – Basic earnings per share	134,315	14,638,937	$.01
Effect of dilutive securities:
Options and warrants	-	-
Income available to common stockholders –Diluted earnings per share	$134,315	14,638,937	$.01

	For the Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(883,181)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders – Basic earnings per share	(974,681)	14,638,937	$(.07)
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders –Diluted earnings per share	$(974,681)	14,638,937	$(.07)

	For the Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Loss from continuing operations	$(296,889)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders – Basic earnings per share	(388,389)	14,541,585	$(.03)
Effect of dilutive securities:
Options and warrants	-	-
Diluted earnings per share	$(388,389)	14,541,585	$(.03)

Options and warrants to purchase 7,986,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at December 31, 2011, but were not included in the computation of earnings per share for the year ended December 31, 2011. The options and warrants were not included in the calculation because their exercise prices were greater than the average market price of the common shares during the period.

In December of 2003, the Company issued 3,050,000 Series A preferred shares for total proceeds of $1,525,000. The holders of the Series A preferred shares were entitled to receive cumulative dividends at a rate of 6% per year, payable quarterly. These dividends were in preference and priority to any payment of any dividend on the Company’s common shares. The holders of the Series A preferred shares were also entitled to a liquidation preference of $.50 per share. The Series A preferred shares were convertible to the Company’s common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance. At any time after five years from issuance, the Company had the right to redeem any or all of the Series A preferred shares after a sixty day notice upon payment of the liquidation preference of $.50 per share to the holders, for a total of $1,525,000.  On October 21, 2011, the Company issued a promissory note to PawnMart, Inc. in exchange for the repurchase of the 3,050,000 shares of preferred stock.  These shares are being held buy the Company as Treasury Stock.

NOTE 14—COMPREHENSIVE INCOME (LOSS)

The Company no longer holds AFS Securities, and as such there were no differences between net income (loss) and comprehensive income (loss).

NOTE 15—RISKS AND UNCERTAINTIES

The Company has a concentration of credit risk for cash deposits at various financial institutions. These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts.

NOTE 16—RELATED PARTY TRANSACTIONS

Mr. Jeffrey A. Cummer was elected as a director of the Company on June 1, 2006. Mr. Cummer is Chief Executive Officer and Chairman of the Board of Xponential, Inc. In May of 2006, Xponential, Inc. issued a tender offer to purchase up to 3,000,000 shares of the Company’s common shares at a purchase price of $0.40 per share. At the close of the tender offer, Xponential, Inc. had obtained 1,323,642 shares, representing approximately 9.76% of the Company’s outstanding common shares.

In October of 2006, the Company issued a $950,000 convertible promissory note in a private placement to PawnMart, Inc., which is a wholly owned subsidiary of Xponential, Inc.  The unsecured note carried an interest rate of 6.50% per annum, payable semi-annually, and was scheduled to mature on October 15, 2016.  The company negotiated with PawnMart, Inc. to prepay the note at a discounted rate of $715,000, as of June 6, 2011.  A payment of $640,000 was sent to PawnMart, Inc., and a $75,000 promissory note was signed for the remaining balance due.  This promissory note carried an interest rate of 6.50%, per annum, payable at the maturity date of the note, which was May 26, 2012.  On September 19, 2011, the Company paid the promissory note in full plus accrued interest, for a total payment of $76,523.  Interest payments made to PawnMart, Inc. relating to this note totaled $30,875 in 2011 and $61,750 in 2010 and 2009, respectively.

On October 21, 2011, the Company issued a promissory note to PawnMart, Inc., in exchange for the repurchase of the 3,050,000 shares of preferred stock owned by PawnMart, Inc.  These shares are being held buy the company as Treasury Stock.  The note is secured by the building owned by the Company and carries an interest rate of 7%, with quarterly payments of $66,801.  The note matures on October 1, 2017.  The building securing this note is being sold to Corridor Investors, LLC on March 30, 2012, for $990,000, under a sales agreement entered into and signed on February 22, 2012.  The proceeds from the sale will be paid to the holder of the note, and the remaining balance of this note will be due under an unsecured note for the remaining amount due.

NOTE 17—DISCONTINUED OPERATIONS

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

Summarized financial information for discontinued operations is as follows:

Mutual Fund Segment

	December 31, 2011	December 31, 2010	December 31, 2009
Revenues	$-	$-	$2,058,425
Income from operation of discontinued mutual fund segment	-	-	560,864
Gain (Loss) on disposal of discontinued operations	(76,663)	(111,601)	228,402
Discontinued operations before taxes	(76,663)	(111,601)	789,266
Tax expense of discontinued operations	-	-	(686,075)
Total gain (loss) on discontinued operations, net of tax	$(76,663)	$(111,601)	$103,191

Voted on by the board of directors and effective July 1, 2011, the Company closed its oil and gas subsidiary, Capital Energy Resources, Inc.  The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc.  The impact of closing this subsidiary, on the consolidated statement of operation, was not significant for the twelve months ending December 31, 2011.

NOTE 18—LITIGATION

The Company, through its subsidiary Capital Financial Services, Inc., operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  As a result, the Company is involved in various disputes and legal proceedings, including litigation and arbitration, including a number of legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products.  In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company’s sales of commissioned products were in private placements of alternative products, three of which were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have financial difficulties.  Additionally, difficult economic conditions in general and the stock market decline have contributed to decline in broker-dealer subsidiary client portfolio values.  As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several FINRA arbitration claims, and two trustee actions, one in Delaware Federal Court and one in Delaware Bankruptcy Court.  Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated.  The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result from each individual matter.

NOTE 19—SUBSEQUENT EVENTS

Other than the sale of the principle place of business, discussed under Note 16, there have not been any other significant events that have occurred subsequent to the Company’s year end. Subsequent events have been evaluated through the date these financial statements were subject to be issued.

ADDITIONAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ADDITIONAL INFORMATION

To the Stockholders and Directors
Capital Financial Holdings, Inc. and Subsidiary
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Capital Financial Holdings, Inc. and Subsidiary for the years ended December 31, 2011, 2010 and 2009, appears on page F-1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on page F-25, related to the 2011, 2010 and 2009 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, taken as a whole.

We also have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2009, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the periods ended December 31, 2008 and 2007, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page F-25 relating to the 2009, 2008, and 2007 consolidated balance sheets and statements of operations is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 20, 2012

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
SELECTED FINANCIAL DATA *
FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

	2011	2010	2009	2008	2007
Operating revenue	$17,990,474	$19,391,807	$17,902,774	$32,549,226	$38,842,231

Operating income (loss)	$256,608	$(842,882)	$(243,877)	$(3,584,098)	$1,349,602

Income tax benefit (expense)	$(58,813)	$40,581	$(274,759)	$376,770	$(434,702)

Basic earnings (loss) per share	$.00	$(.07)	$(.02)	$(.25)	$.03

Diluted earnings (loss) per share	$.00	$(.07)	$(.02)	$(.25)	$.03

Total assets	$6,923,410	$8,707,621	$9,500,728	$12,532,431	$18,114,830

Long-term obligations	$1,361,590	$1,472,387	$1,733,059	$3,989,040	$4,853,277

Shareholders’ equity	$4,146,756	$5,457,729	$6,494,044	$6,708,250	$10,213,625

Dividends paid	$0	$0	$0	$0	$0
_____
*Excludes discontinued operations of the mutual fund division.

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED) *

	Quarter Ended
	3-31-11	6-30-11	9-30-11	12-31-11
Revenues	$5,170,090	$4,933,677	$4,170,723	$3,715,984
Operating income (loss)	111,574	255,244	(39,858)	(70,352)
Other expense	(19,851)	(16,156)	(4,724)	(22,749)
Income tax benefit (expense)	(17,454)	(30,934)	(38,445)	28,020
Net income (loss)	74,269	170,073	(121,608)	(65,082)

	Quarter Ended
	3-31-10	6-30-10	9-30-10	12-31-10
Revenues	$4,535,563	$5,155,622	$4,714,262	$4,986,360
Operating income (loss)	(35,148)	165,226	(63,080)	(909,882)
Other expense	(20,391)	(20,268)	(20,198)	(20,023)
Income tax benefit (expense)	(44,772)	(105,695)	9,476	181,573
Net income (loss)	(100,311)	39,263	(154,942)	(778,792)

	Quarter Ended
	3-31-09	6-30-09	9-30-09	12-31-09
Revenues	$5,114,009	$5,389,687	$4,588,517	$4,584,615
Operating income (loss)	(42,296)	366,741	2,926	(31,259)
Other expense	(67,688)	(66,035)	(58,151)	(52,554)
Income tax benefit (expense)	(37,157)	(92,206)	(378,147)	21,153
Net income (loss)	(147,141)	208,499	(192,496)	(62,560)

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

*Excludes discontinued operations of the mutual fund division.