Form 10-Q
period 2012-03-31
Capital Financial Holdings, Inc
filed 2012-05-16
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$785,032	$929,030
Accounts receivable (net of an allowance of $24,000 for 2012 and 2011)	1,280,636	1,294,930
Income taxes receivable	52,009	58,354
Deferred tax asset – current	138,119	81,287
Prepaids	29,185	44,063

Total current assets	$2,284,981	$2,407,664
PROPERTY AND EQUIPMENT	$	$
Property and equipment	307,833	1,740,606
Less accumulated depreciation	(258,696)	(674,590)
Net property and equipment	$49,137	$1,066,016

OTHER ASSETS
Goodwill	$2,155,068	$2,472,419
Severance escrow	260,473	229,568
Deferred tax asset	549,113	521,897
Other assets (net of accumulated amortization of $214,444 for 2012 and 2011)	225,890	225,503

Total other assets	$3,190,544	$3,449,387

TOTAL ASSETS	$5,524,662	$6,923,067

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Unaudited)

	March 31,	December 31,
	2012	2011

CURRENT LIABILITIES
Accounts payable	$109,533	$85,094
Commissions payable	1,244,304	1,184,745
Other current liabilities	27,917	144,882
Current portion of long-term liabilities	231,703	242,475

Total current liabilities	$1,613,457	$1,657,196

LONG-TERM LIABILITIES
Promissory note	162,243	1,057,525
Other long-term liabilities	-	61,590

Total long-term liabilities	$162,243	$1,119,115

TOTAL LIABILITIES	$1,775,700	$2,776,311

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 14,455,943 and 14,455,943 shares issued and outstanding, respectively	1,446	1,446
Additional paid in capital – common stock	10,446,301	10,446,301
Accumulated deficit	(6,923,785)	(6,525,991)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$3,748,962	$4,146,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,524,662	$6,923,067

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2012	2011
OPERATING REVENUES
Fee income	$259,305	$257,734
Commissions	3,864,888	4,775,579
Interest and other income	36,585	136,777

Total revenue	$4,160,778	$5,170,089

OPERATING EXPENSES
Compensation and benefits	$263,261	$234,875
Commission expense	3,569,916	4,463,500
General and administrative expenses	449,969	342,864
Depreciation and amortization	14,892	17,277
Goodwill impairment	314,531	-

Total operating expenses	$4,612,569	$5,058,516

OPERATING INCOME/(LOSS)	$(451,791)	$111,574

OTHER INCOME/(EXPENSES)
Interest expense	$(21,769)	$(19,851)

INCOME/(LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	$(473,560)	$91,723

INCOME TAX BENEFIT (EXPENSE)	$75,766	$(17,454)

NET INCOME/LOSS	$(397,794)	$74,269

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.03)	$.00
Diluted	$(.03)	$.00

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(397,794)	$74,269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,892	17,277
Goodwill Impairment	314,531	-
Loss on sale of building	74,651
Deferred tax (benefit)/expense	(75,766)
(Incre`ase) decrease in:
Accounts receivable	14,294	(28,579)
Deferred tax-current	(8,281)	3,950
Income taxes receivable	6,345	8,257
Prepaids & Other	17,311	11,273

Increase (decrease) in:
Accounts payable	24,439	(144,808)
Commissions payable	59,559	168,595
Other liabilities	(116,965)	(81,868)
Net cash (used in) provided by operating activities	$(72,784)	$28,366

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(3,909)	$(5,666)
Proceeds from sale of building	931,245	-
Net cash (used in) provided by investing activities	$927,336	$(5,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liability	$(19,410)	$(17,490)
Repayment of promissory note	(948,235)	(7,902)
Preferred dividends paid	-	(22,875)
Net cash used in financing activities	$(967,645)	$(48,267)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(113,093)	$(25,566)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,158,598	2,186,201

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,045,505	$2,160,635

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash	$785,032	$1,948,321
Severance escrow	260,473	212,314
Net Cash	$1,045,505	$2,160,635

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends declared	-	22,875
Cash paid for interest	21,769	19,851

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2012 and 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiary (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011, of Capital Financial Holdings, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2011, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2012, are not necessarily indicative of operating results for the entire year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 on pages F-9 through F-11 of our 2011 Form 10-K.

The Company adopted Financial Accounting Standard Board Accounting Standards Codification “ASC” 220-10, Comprehensive Income.  ASC 220-10 establishes standards for the reporting and presentation of comprehensive income in the financial statements and requires the reporting of comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  ASC 220-10 eliminates the option of reporting components of other comprehensive income as part of the statement of changes in stockholder’s equity.  Since the Company has no items of other comprehensive income at this time or in prior periods presented within these condensed consolidated financial statements, the Company is not required to report other comprehensive income or comprehensive income.  Therefore the adoption of ASC 220 did not have an effect on the Company’s condensed consolidated financial statements.

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2011 condensed consolidated financial statements have been reclassified to conform to the 2012 presentation.  These reclassifications had no effect on the Company’s net income (loss).

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

NOTE 5 - BUSINESS ACQUISITIONS

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  On March 7, 2007, the Company issued 500,000 restricted common shares to UHFS.  As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets.  As of March 31,2012, the Company had made twenty quarterly installment payments totaling $428,356. The liability relating to this acquisition is valued at approximately $42,180 as of March 31,2012, and has also been recorded by the Company as goodwill.  Due to the goodwill impairment charge that was recorded on December 31, 2010 and March 31, 2012(See Note 7-Goodwill), as of March 31, 2012, the total goodwill recorded relating to this acquisition was $476,631.

NOTE 6 - SALE OF BUILDING

On February 22, 2012, the Company entered into and signed an agreement with Corridor Investors, LLC. The Company agreed to sell the building and assets related to the building owned by the Company for $990,000 cash. The closing date was March 30, 2012. The proceeds from the sale were paid to PawnMart, Inc., a holder of a promissory note that held the building as collateral (See Note 9-Debt).

NOTE 7 - GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2012, are as follows:

Balance as of January 1, 2011	$2,472,419
Impairment loss on goodwill	(314,531)
Goodwill acquisition price adjustment during the period (See Note 5)	(2,820)
Balance as of March 31, 2012	$2,155,068

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. During the first quarter of 2012, the Company noticed a negative variance from budget and a decline in our stock price. Under qualitative review, the Company determined it was more likely than not that the fair value of the reporting unit is less than its carrying value. Therefore, it was decided that the Company would complete a two-step test at the reporting unit level to determine if impairment was needed. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any.

Based on the analysis performed, the Company’s reporting unit’s fair market value of $3.07 million is less than its carrying value of $3.39 million. Therefore, impairment of $314,531 was indicated, and the Company proceeded to the second step of the testing process and determined that the Company would record goodwill impairment of $314,531 during the 1Q of 2012 to reduce the carrying value of goodwill to its implied fair value. Losses of $314,531 represent an impairment charge related to the goodwill attributable to the Broker-Dealer segment.

NOTE 8 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2012 and 2011.

Option activity for the twelve months ended December 31, 2011 and the three months ended March 31, 2012 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2011	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2011	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled		-	-
Outstanding on March 31, 2012	5,888,113	$.54	$.28	$-

Exercisable options totaled 5,888,113 at both December 31, 2011 and March 31, 2012.

NOTE 9 - DEBT

Promissory Note – On October 21, 2011, the Company issued a promissory note to PawnMart, Inc. in exchange for the repurchase of the 3,050,000 shares of preferred stock. The note carries an interest rate of 7%. As of December 31, 2011 the Company made one quarterly payment of $66,801. On March 30, 2012 the Company made a payment of $925,922. In April of 2012, the Company made a $100,000 payment. The Company will make quarterly payments of $34,000 with the last payment being $34,965. The note will mature April 1, 2014.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Loss	$(397,794)			$74,269
Less: Preferred Stock Dividends	-			(22,875)
Income Available to Common Shareholders – Basic Earnings per Share	$(397,794)	14,638,937	$(.03)	$51,394	14,638,937	$.00
Effect of Dilutive Securities:
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	-		-	-
Income Available to Common Shareholders – Diluted Earnings per Share	$(397,794)	14,638,937	$(.03)	$51,394	14,638,937	$.00

The variance between the 14,638,937 shares reported and the 14,455,943 actual shares outstanding is due to the Employee Stock Option Plan that closed at the end of 2009.
Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at March 31, 2012, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2012, because their effect was anti-dilutive.

The Company had outstanding, at March 31, 2012, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares are convertible to the Company’s common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2012, , because their effect was anti-dilutive.

NOTE 11 – FAIR VALUE DISCLOSURES

The Company has adopted a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value.

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

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available.  The fair market value of this $76,876 investment is estimated to be $45,000 based on discounted cash flows; however this amount could fluctuate with the prices of oil and natural gas.  CFS has determined, based off of information provided by the Limited Partnership, that the “presentment” feature will not be utilized at this time, due to the reduction in the present value of the investment. This investment is included in other assets on the balance sheet.

The Company has accumulated cash for the possible future payments of severance and benefits for senior management, should they leave.  There is not a legal obligation, but a holding of cash should such an event occur.  These funds are reflected as Severance Escrow on the balance sheet, and consist of cash accounts.

	Carrying Value at March 31, 2012				Quarter ended March 31, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

Severance Escrow	260,473	260,473

	Carrying Value at March 31, 2011				Quarter ended March 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

Severance Escrow	251,176	251,176

Reconciliation of Level 3 Balances:

Balance as of January 1, 2011	$45,000
Purchase of other investment	-
Impairment loss on other investment	-
Balance as of December 31, 2011	45,000
Impairment loss on other investment	-
Balance as of March 31, 2012	$45,000

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of  March 31, 2012, which are measured on a non-recurring basis.

	Carrying Value at March 31, 2012				Three Months ended March 31, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,155,068	$-	$-	$2,155,068	$314,531

Losses of $314,531 represent an impairment charge related to the goodwill of the Broker-Dealer segment.

Reconciliation of Level 3 Balances:

Balance as of January 1, 2011	$2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 5-Business Acquisitions)	(101,994)
Balance as of December 31, 2011	2,472,419
Reduction in goodwill related to UHFS acquisition (See Note 5-Business Acquisitions)	(2,820)
Impairment loss on goodwill	(314,531)
Balance as of March 31, 2012	$2,155,068

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of March 31, 2012, the Company had 16 full-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 240 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$(397,794)	$74,269
Income (loss) per share:
Basic	$(.03)	$.00
Diluted	$(.03)	$.00

The Company reported a net loss for the quarter ended March 31, 2012, of $397,794, compared to a net income of $74,269 for the same quarter in 2011.

Operating revenues

Total operating revenues for the quarter ended March 31, 2012 were $4,160,778, a decrease of 20% from $5,170,089 for the quarter ended March 31,2011. The decreases for the quarter and three month periods resulted primarily from decreased commission income received by CFS.

Fee Income

Fee income for the quarter ended March 31, 2012 was $259,305, an increase of .6% from $257,734 for the quarter ended March 31, 2011.  The increases were due to rise in fee income received by CFS, as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 6% of the Company’s consolidated revenues for the three months ended March 31, 2012.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended March 31, 2012 was $3,864,888, a decrease of 19% from $4,775,579 for the quarter ended March 31, 2011.  The decreases were due primarily to the reduction in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels.  Commission revenues constituted 93% of the Company’s consolidated revenues for the three months ended March 31, 2012.

Other income

Interest and other income for the quarter ended March 31, 2012 was $36,585, a decrease of 73% from $136,777 for the quarter ended March 31, 2012.  The decrease in the three month period was due to a reduction in settlement checks and income received, regarding the subsidiaries that closed including the mutual fund division and the energy division.  Interest and other income constituted 1% of the Company’s consolidated revenues for the three months ended March 31, 2012.

Operating expenses

Total operating expenses for the quarter ended March 31, 2012 were $4,612,570, a decrease of 9% from $5,058,516 for the quarter ended March 31, 2011.  The decreases resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended March 31, 2012 was $263,261, an increase of 11% from $234,875 for the quarter ended March 31, 2011.  The increases resulted from an increase in wages to employees, increases in 401K matching, payroll taxes, and paid bonuses.

Commission expense

Commission expense for the quarter ended March 31, 2012 was $3,569,916, a decrease of 20% from $4,463,500 for the quarter ended March 31, 2011.  The decreases in commission expense correspond with the decreases in commission income.

Goodwill impairment expense

Goodwill impairment expense for the quarter ended March 31, 2012 was $314,531, an increase of 100% from $0 for the quarter ended March 31, 2011. During the first quarter of 2012, the Company noticed a negative variance from budget and a decline in our stock price. Based on the analysis performed, the Company’s reporting unit’s fair market value of $3.07 million is less than its carrying value of $3.39 million. Therefore, impairment of $314,531 was indicated and recorded during the 1Q of 2012.

General and administrative expense

Total general and administrative expenses for the quarter ended March 31, 2012 were $449,969, an increase of 24% from $342,864 for the quarter ended March 31, 2011.  The increases were due primarily to an increase in legal expenses incurred through litigation costs and settlements paid by the Company.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended March 31, 2012 was $14,892, a decrease of 14% from $17,277 for the quarter ended March 31, 2011.

Liquidity and capital resources

Net cash used in operating activities was $72,784
 for the three months ended March 31, 2012, as compared to net cash provided by operating activities of $28,366 during the three months ended March 31,2011.  The primary difference corresponds with the impairment to goodwill, the change in our deferred tax asset and our net loss.

Net cash provided by investing activities was $927,336 for the three months ended March 31, 2012, compared to net cash used in investing activities of $5,666 for the three months ended March 31, 2011.  The primary difference corresponds with the sale of the building and the disposal of assets.

Net cash used in financing activities was $967,645 for the three months ended March 31, 2012, compared to net cash used by financing activities of $48,267 for the three months ended March 31, 2011.  During the three months ended March 31, 2012 the Company paid down the promissory note with PawnMart with payments totaling $948,235.

At March 31, 2012, the Company held $1,045,505 in cash and cash equivalents, as compared to $1,158,598 at December 31, 2011.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

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

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products.  In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company’s sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties.  Additionally, difficult economic conditions in general and the stock market decline have contributed to a decline in the portfolio values of the clients of our broker-dealer subsidiary.  As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several FINRA arbitration claims, one federal court action, and a trustee action in Delaware Bankruptcy Court.  The Company vigorously contests the allegations contained in these various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters.  Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated.  The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2012	-	-	-	$597,754
February 2012	-	-	-	$597,754
March 2012	-	-	-	$597,754
Total	-	-	-	$597,754

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Date: May 15, 2012	By	/s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)