Form 10-Q
period 2012-06-30
Capital Financial Holdings, Inc
filed 2012-08-10
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  0-25958

CAPITAL FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2012, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$1,012,368	$929,030
Accounts receivable (net of an allowance of $24,000 for 2012 and 2011)	1,292,034	1,294,930
Income taxes receivable	56,500	58,354
Deferred tax asset – current	96,577	81,287
Prepaids	15,854	44,063

Total current assets	$2,473,333	$2,407,664

PROPERTY AND EQUIPMENT	$	$
Property and equipment	313,015	1,740,606
Less accumulated depreciation	(265,736)	(674,590)
Net property and equipment	$47,279	$1,066,016

OTHER ASSETS
Goodwill	$2,132,026	$2,472,419
Severance escrow	254,069	229,568
Deferred tax asset	548,454	521,897
Other assets (net of accumulated amortization of $214,444 for 2012 and 2011)	225,890	225,503

Total other assets	$3,160,439	$3,449,387

TOTAL ASSETS	$5,681,051	$6,923,067

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	June 30,	December 31,
	2012	2011

CURRENT LIABILITIES
Accounts payable	$101,840	$85,094
Commissions payable	1,264,887	1,184,745
Other current liabilities	223,281	144,882
Current portion of long-term liabilities	120,659	242,475

Total current liabilities	$1,710,667	$1,657,196

LONG-TERM LIABILITIES
Promissory note	131,106	1,057,525
Other long-term liabilities	-	61,590

Total long-term liabilities	$131,106	$1,119,115

TOTAL LIABILITIES	$1,841,773	$2,776,311

STOCKHOLDERS' EQUITY

Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;
14,455,943 and 14,455,943 shares issued and outstanding, respectively	1,446	1,446
Additional paid in capital – common stock	10,446,301	10,446,301
Accumulated deficit	(6,833,469)	(6,525,991)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$3,839,278	$4,146,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,681,051	$6,923,067

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended June 30,
	2012	2011
OPERATING REVENUES
Fee income	$234,730		$252,179
Commissions	4,580,968		4,320,866
Interest and other income	51,277		125,632

Total revenue	$4,866,975		$4,698,677

OPERATING EXPENSES
Compensation and benefits	$312,404		$324,212
Commission expense	4,129,532		3,991,226
General and administrative expenses	281,543		345,753
Depreciation and amortization	7,039		17,242

Total operating expenses	$4,730,518		$4,678,433

OPERATING INCOME (LOSS)	$136,457		$20,244

OTHER INCOME (EXPENSES)
Interest expense	$(4,160)		$(16,156)
Gain on payoff of convertible promissory note	-		235,000
INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	132,297		239,088
INCOME TAX BENEFIT (EXPENSE)	$(41,980)		$(30,934)
NET INCOME BEFORE DISCONTINUED OPERATIONS	90,317		208,154
DISCONTINUED OPERATIONS	$-	$
Loss on sale of mutual fund segment			(38,081)
NET INCOME (LOSS)	$90,317		$170,073

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$.00		$.01
Diluted	$.00		$.01

SHARES USED IN COMPUTING NET INCOME OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937		14,638,937
Diluted	14,638,937		17,688,937

NET INCOME PER COMMON SHARE:
Basic	$.00		$.01
Diluted	$.00		$.01

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	14,638,937		14,638,937
Diluted	14,638,937		17,688,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended June 30,
	2012	2011
OPERATING REVENUES
Fee income	$494,036	$509,913
Commissions	8,445,856	9,096,445
Interest and other income	87,861	262,409

Total revenue	$9,027,753	$9,868,767

OPERATING EXPENSES
Compensation and benefits	$575,665	$559,087
Commission expense	7,699,448	8,454,727
General and administrative expenses	731,513	688,617
Depreciation and amortization	21,931	34,519
Goodwill impairment	314,531	-
Total operating expenses	$9,343,089	$9,736,950

OPERATING INCOME (LOSS)	$(315,335)	$131,817

OTHER INCOME (EXPENSES)
Interest expense	$(25,928)	$(36,007)
Gain on payoff of convertible promissory note	-	235,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$(341,263)	$330,810

INCOME TAX BENEFIT (EXPENSE)	33,786	(48,387)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(307,477)	$282,423

DISCONTINUED OPERATIONS

Loss on sale of mutual fund segment	-	(38,081)

NET INCOME (LOSS)	$(307,477)	$244,342

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.02)	$.02
Diluted	$(.02)	$.02

SHARES USED IN COMPUTING NET INCOME OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

NET INCOME PER COMMON SHARE:
Basic	$(.02)	$.01
Diluted	$(.02)	$.01

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(307,477)	$244,342
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,931	34,519
Goodwill Impairment	314,531	-
Loss on disposal of discontinued operations	-	38,081
Loss on sale of building	69,469	-
Deferred tax (benefit)/expense	(26,557)
(Increase) decrease in:
Accounts receivable	2,896	(48,230)
Deferred tax-current	(15,290)	3,950
Income taxes receivable	1,854	23,702
Prepaids & Other	53,683	19,771

Increase (decrease) in:
Accounts payable	16,746	(83,393)
Commissions payable	80,142	(70,608)
Other liabilities	78,399	233,633
Net cash (used in) provided by operating activities	$290,327	$400,545

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(3,908)	$(5,666)
Proceeds from sale of building	931,245	-
Net cash provided by investing activities	$927,337	$(5,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liability	(61,590)	(41,760)
Reduction of notes payable	-	(15,838)
Prepayment of convertible promissory note	-	(950,000)
Issuance of promissory note	-	75,000
Repayment of promissory note	(1,048,235)	-
Preferred dividends paid	-	(45,750)
Net cash used in financing activities	$(1,109,825)	$(978,348)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$107,839	$(583,469)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,158,598	2,186,201

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,266,437	$1,602,732

RECONCILIATION OF CASH AND CASH
EQUIVALENTS
Cash	$1,012,368	$1,351,425
Severance escrow	254,069	251,307
Net Cash	$1,266,437	$1,602,732

SUPPLEMENTAL SCHEDULE OF NONCASH

INVESTING AND FINANCING ACTIVITIES:

Preferred stock dividends declared	-	22,875

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012 and 2011

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended June 30, 2012, are not necessarily indicative of operating results for the entire year.

NOTE 2 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 on pages 11 of our 2011 Form 10-K.

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

The Company has adopted accounting and reporting standards for share-based payment (See Note 7 – Stock Warrants, Stock Splits, and Stock Options.)  As a result, the Company expenses stock-based employee compensation for book purposes on the grant date, but does not expense them for tax purposes until such options are exercised.  Deferred tax assets are a result of these timing differences.

NOTE 5 - BUSINESS ACQUISITIONS

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments.  As of June 30, 2012, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition as of June 30, 2012. Due to the goodwill impairment charge that was recorded on December 31, 2010 and March 31, 2012 (See Note 6-Goodwill), as of June 30, 2012 the total goodwill recorded relating to this acquisition was $476,631.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2012, are as follows:

Balance as of January 1, 2011	$2,472,419
Impairment loss on goodwill	(314,531)
Goodwill acquisition price adjustment during the period (See Note 5)	(25,862)
Balance as of June 30, 2012	$2,132,026

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company completed a two-step test which showed that the Company’s reporting unit’s fair market value was more then its carrying value, therefore, there was no impairment recorded during the second quarter.

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

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the six months ended June30, 2012 and 2011.

Option activity for the twelve months ended December 31, 2011 and the six months ended June 30, 2012 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2011	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2011	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	500,000	-	-
Outstanding on June 30, 2012	5,388,113	$.54	$.28	$-

Exercisable options totaled 5,888,113 at December 31, 2011 and totaled 5,388,113 at June 30, 2012.

NOTE 8 - PROMISSORY NOTE

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

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$90,316			$170,073
Less: Preferred Stock Dividends	-			(22,875)
Income Available to Common Shareholders – Basic Earnings per Share	$90,316	14,638,937	$.00	$147,198	14,638,937	$.01
Effect of Dilutive Securities:
Preferred Stock Dividends	-	-		22,875	3,050,000
Stock Options and Warrants	-	-		-	-
Income Available to Common Shareholders – Diluted Earnings per Share	$90,316	14,638,937	$.00	$170,073	14,638,937	$.01

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011

	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(307,477)			$244,342
Less: Preferred Stock Dividends	-			(45,750)
Income Available to Common Shareholders – Basic Earnings per Share	$(307,477)	14,638,937	$(.02)	$198,592	14,638,937	$.01
Effect of Dilutive Securities:
Preferred Stock Dividends	-	-		-	-
Stock Options and Warrants	-	-		-	-
Income Available to Common Shareholders – Diluted Earnings per Share	$(307,477)	14,638,937	$(.02)	$198,592	14,638,937	$.01

The variance between the 14,638,937 shares reported and the 14,455,943 actual shares outstanding is due to the Employee Stock Option Plan that closed at the end of 2009.

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at June 30, 2012, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2012, because their effect was anti-dilutive.

The Company had outstanding, at June 30, 2012, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares are convertible to the Company’s common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended June 30, 2012, because their effect was anti-dilutive.

NOTE 10 - FAIR VALUE DISCLOSURES

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

The Company has accumulated cash for the possible future payments of severance and benefits for senior management, should they leave. This is an accrual the company has elected to set aside for possible future obligations. These funds are reflected as Severance Escrow on the balance sheet, and consist of cash accounts.

	Carrying Value at June 30, 2012				Quarter ended June 30, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-
Severance Escrow	254,069	254,069

	Carrying Value at June 30, 2011				Quarter ended June 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-
Severance Escrow	251,307	251,307

Reconciliation of Level 3 Balances:

Balance as of January 1, 2011	$45,000
Purchase of other investment	-
Impairment loss on other investment	-
Balance as of December 31, 2011	45,000
Impairment loss on other investment	-
Balance as of June 30, 2012	$45,000

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of  June 30, 2012, which are measured on a non-recurring basis.

	Carrying Value at March 31, 2012				Six Months ended June 30, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,132,026	$-	$-	$2,132,026	$314,531

Losses of $314,531 represent an impairment charge related to the goodwill of the Broker-Dealer segment.

Reconciliation of Level 3 Balances:

Balance as of January 1, 2011	$2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 5-Business Acquisitions)	(101,994)
Balance as of December 31, 2011	2,472,419
Reduction in goodwill related to UHFS acquisition (See Note 5-Business Acquisitions)	(25,862)
Impairment loss on goodwill	(314,531)
Balance as of June 30, 2012	$2,132,026

NOTE 11 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products.  In 2007 through the first quarter of 2009 approximately 10% to 20% of the Company’s sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties.  Additionally, difficult economic conditions in general and the stock market decline have contributed to a decline in our broker-dealer subsidiary’s client portfolio values.  As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to regulatory scrutiny and a number of legal and/or arbitration proceedings.  The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters.  Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated.  The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of June 30, 2012, the Company had 16 full-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 220 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	90,316	170,073	(307,477)	244,342
Income per share:
Basic	0.00	0.01	(0.02)	0.01
Diluted	0.00	0.01	(0.02)	0.01

The Company reported net income for the quarter ended June 30, 2012, of $90,316, compared to net income of $170,073 for the same quarter in 2011. The Company reported net loss for the six months ended June 30, 2012 of $307,477, compared to a net income of $244,342 for the same period in 2011.

Operating Revenues

Total operating revenues for the quarter ended June 30, 2012 were $4,866,975, an increase of 3% from $4,698,677 for the quarter ended June 30,2011. The increases for the three month period resulted primarily from increases in commission income received by CFS.Total operating revenues for the six months ended June 30, 2012, were $9,027,753 a decrease of 8.5% from $9,868,767 for the six months ended June 30, 2011. The decrease for the six month period resulted from a decrease in commission and fee income relating to CFS, the Company’s broker-dealer division.

Fee Income

Fee income for the quarter ended June 30, 2012 was $234,730, a decrease of 7% from $252,179 for the quarter ended June 30, 2011.
Fee income for the six months ended June 30, 2012 was $494,036, a decrease of 3% from $509,913 fro the six months ended June 30, 2011. The decreases were due to decline in fee income received by CFS, as a result of lower values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5.5% of the Company’s consolidated revenues for 2012.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended June 30, 2012 was $4,580,968, an increase of 6% from $4,320,866 for the quarter ended June 30, 2011.  The increases were due primarily to the increase in commissions received by CFS due to market conditions. Commission income for the six months ended June 30, 2012 was $8,455,856, a decrease of 7% from $9,096,445 for the six months ended June 30, 2011.The decreases were due primarily to the reduction in commissions received by CFS due to market conditions. Future market conditions will continue to impact commission levels.  Commission revenues constituted 94% of the Company’s consolidated revenues for 2012.

Other income

Interest and other income for the quarter ended June 30, 2012 was $51,277, a decrease of 59% from $125,632 for the quarter ended June 30, 2011.  Interest and other income for the six months ended June 30, 2012 was $87,861, a decrease of 67% from $262,409 for the six months ended June 30, 2011. The decreases were due to a reduction in settlement checks and income received, regarding the subsidiaries that closed including the mutual fund division and the energy division.  Interest and other income constituted 1% of the Company’s consolidated revenues for the three months ended June 30, 2012.

Operating Expenses

Total operating expenses for the quarter ended June 30, 2012 were $4,730,519, an increase of 1% from $4,698,677 for the quarter ended June 30, 2011. The increases resulted from the net increase in the expense categories described below. Total operating expenses for the six months ended June 30, 2012 were $9,343,089, a decrease of 4% from $9,736,950 for the six months ended June 30, 2011. The decreases resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended June 30, 2012 was $312,404, a decrease of 4% from $324,212 for the quarter ended June 30, 2011.  The decrease resulted from a decrease in the number of employees. Compensation and benefits expense for the six months ended June 30, 2012 was $575,665, an increase of 3% from $559,087 for the six months ended June 30, 2011. The increases resulted from an increase in wages to employees, increases in 401K matching, payroll taxes, and paid bonuses.

Commission expense

Commission expense for the quarter ended June 30, 2012 was $4,129,532, an increase of 3% from $3,991,226 for the quarter ended June 30, 2011.  The increase in commission expense corresponds with the increase in commission income for the quarter. Commission expense for the six months ended June 30, 2012 was $7,699,448, a decrease of 9% from $8,454,727 for the six months ended June 30, 2011. The decreases in commission expense correspond with the decreases in commission income for the six months ended June 30, 2012.

General and administrative expense

Total general and administrative expenses for the quarter ended June 30, 2012 were $281,543, a decrease of 19% from $345,753 for the quarter ended June 30, 2011.  The decreases were due primarily to a decrease in the legal expenses incurred through litigation costs for CFH. The total general and administrative expenses for the six months ended June 30, 2012 were $731,513, an increase of 6% from $688,617 for the six months ended June 30, 2011. The increases were due primarily to an increase in legal expenses incurred through litigation costs and settlements for CFS paid by the Company.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended June 30, 2012 was $7,039, a decrease of 59% from $17,242 for the quarter ended June 30, 2011. Depreciation and amortization expense for the six month ended June 30, 2012 were $21,931, a  decrease of 36% from $34,519 for the six months ended June 30, 2011.

Liquidity and Capital Resources

Net cash provided by operating activities was $290,327 for the six months ended June 30, 2012, as compared to net cash provided by operating activities of $400,545 during the six months ended June 30, 2011.

Net cash provided by investing activities was $927,337 for the six months ended June 30, 2012, compared to net cash used in investing activities of $5,666 for the six months ended June 30, 2011.  The primary difference corresponds with the sale of the building and the disposal of assets that occurred during 2012.

Net cash used in financing activities was $1,109,825 for the six months ended June 30, 2012, compared to net cash used by financing activities of $978,348 for the six months ended June 30, 2011.  During the six months ended June 30, 2012 the Company paid down the promissory note with PawnMart with payments totaling $1,048,235.

At June 30, 2012, the Company held $1,266,437 in cash and cash equivalents, as compared to $1,158,598 at December 31, 2011.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations, including a number of investigatory matters and legal proceedings arising out of customer allegations related to past commissioned sales of alternative investment products.  In 2007 through the first quarter of 2009 a substantial amount (approximately 10% to 20%) of the Company’s sales of commissioned products were in private placements of alternative products, two of which as of December 31, 2009 (Medical Capital Corporation and related issuer entities and Provident Royalties, LLC and related issuer entities) were placed in receivership by action of the United States Securities and Exchange Commission and issuers of certain other alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties.  Additionally, difficult economic conditions in general and the stock market decline have contributed to a decline in our broker-dealer subsidiary’s client portfolio values.  As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to regulatory scrutiny and a number of legal and/or arbitration proceedings.  The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters.  Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated.  The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2012	-	-	-	$597,754
May 2012	-	-	-	$597,754
June 2012	-	-	-	$597,754
Total	-	-	-	$597,754

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: August 10, 2012	By: /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Date: August 10, 2012	By: /s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)