Form 10-Q
period 2012-09-30
Capital Financial Holdings, Inc
filed 2012-11-14
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$1,211,432	$929,030
Accounts receivable (net of an allowance of $24,000 for 2012 and 2011)	1,438,648	1,294,930
Income taxes receivable	-	58,354
Deferred tax asset – current	53,031	81,287
Prepaids	34,037	44,063

Total current assets	$2,737,148	$2,407,664
PROPERTY AND EQUIPMENT	$	$
Property and equipment	321,795	1,740,606
Less accumulated depreciation	(272,648)	(674,590)
Net property and equipment	$49,147	$1,066,016

OTHER ASSETS
Goodwill	$2,132,026	$2,472,419
Severance escrow	254,133	229,568
Deferred tax asset	543,501	521,897
Other assets (net of accumulated amortization of $214,444 for 2012 and 2011)	225,890	225,503

Total other assets	$3,155,550	$3,449,387

TOTAL ASSETS	$5,941,845	$6,923,067

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	December 31,
	2012	2011

CURRENT LIABILITIES
Accounts payable	$120,190	$85,094
Commissions payable	1,506,365	1,184,745
Other current liabilities	170,383	144,882
Current portion of long-term liabilities	123,489	242,475

Total current liabilities	$1,920,427	$1,657,196

LONG-TERM LIABILITIES
Promissory note	99,419	1,057,525
Other long-term liabilities	-	61,590

Total long-term liabilities	$99,419	$1,119,115

TOTAL LIABILITIES	$2,019,846	$2,776,311

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 14,455,943 and 14,455,943 shares issued and outstanding, respectively	1,446	1,446
Additional paid in capital – common stock	10,446,301	10,446,301
Accumulated deficit	(6,750,748)	(6,525,991)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$3,921,999	$4,146,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,941,845	$6,923,067

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,
	2012		2011
OPERATING REVENUES
Fee income		$225,008		$241,824
Commissions		4,414,585		3,758,218
Interest and other income		84,771		170,681

Total revenue		$4,724,365		$4,170,723

OPERATING EXPENSES
Compensation and benefits		$260,034		$238,999
Commission expense		4,070,011		3,519,747
General and administrative expenses		249,553		435,331
Depreciation and amortization		6,913		16,504

Total operating expenses		$4,586,510		$4,210,581

OPERATING INCOME (LOSS)		$137,855		$(39,858)

OTHER INCOME (EXPENSES)
Interest expense		$(3,120)		$(4,724)
INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE		134,735		(44,582)
INCOME TAX BENEFIT (EXPENSE)		$(52,015)		$(38,445)
NET INCOME BEFORE DISCONTINUED OPERATIONS		82,720		(83,027)
DISCONTINUED OPERATIONS	$		$
Loss on sale of mutual fund segment		-		(38,581)
NET INCOME (LOSS)		$82,720		$(121,608)

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic		$.01		$(.01)
Diluted		$.01		$(.01)

SHARES USED IN COMPUTING NET INCOME OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic		14,638,937		14,638,937
Diluted		14,638,937		14,638,937

NET INCOME PER COMMON SHARE:
Basic		$.01		$(.01)
Diluted		$.01		$(.01)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic		14,638,937		14,638,937
Diluted		14,638,937		14,638,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Nine Months Ended September 30,
	2012	2011
OPERATING REVENUES
Fee income	$719,044	$751,737
Commissions	12,860,441	12,854,662
Interest and other income	172,632	433,090

Total revenue	$13,752,118	$14,039,489

OPERATING EXPENSES
Compensation and benefits	$835,699	$798,086
Commission expense	11,769,459	11,974,474
General and administrative expenses	981,066	1,123,948
Depreciation and amortization	28,844	51,023
Goodwill impairment	314,531	-
Total operating expenses	$13,929,599	$13,947,531

OPERATING INCOME (LOSS)	$(177,481)	$91,958

OTHER INCOME (EXPENSES)
Interest expense	$(29,048)	$(40,730)
Gain on payoff of convertible promissory note	-	235,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$(206,529)	$286,228
INCOME TAX BENEFIT (EXPENSE)	(18,229)	(86,832)
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(224,758)	$199,396
DISCONTINUED OPERATIONS
Loss on sale of mutual fund segment	-	(76,662)
NET INCOME (LOSS)	$(224,758)	$122,734

NET LOSS OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.02)	$.01
Diluted	$(.02)	$.01

SHARES USED IN COMPUTING NET INCOME OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

NET INCOME PER COMMON SHARE:
Basic	$(.02)	$.00
Diluted	$(.02)	$.00

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	14,638,937	14,638,937
Diluted	14,638,937	14,638,937

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(224,758)	$122,734
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,840	51,023
Goodwill Impairment	314,531	-
Loss on disposal of discontinued operations	-	76,662
Loss on sale of building	69,469	-
Deferred tax (benefit)/expense	6,652	69,571
(Increase) decrease in:
Accounts receivable	(143,718)	134,586
Income taxes receivable	65,722	202
Prepaids & Other	9,644	(390)

Increase (decrease) in:
Accounts payable	35,096	(232,445)
Commissions payable	321,620	(215,422)
Other liabilities	43,994	39,961
Net cash provided by operating activities	$527,092	$46,482

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(12,688)	$(9,823)
Proceeds from sale of building	931,245	-
Long-term receivable	-	347,276
Net cash provided by (used in) investing activities	$918,557	$(337,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liability	-	(62,820)
Reduction of notes payable	(61,590)	(277,772)
Prepayment of convertible promissory note	-	(950,000)
Repayment of promissory note	1,077,092	-
Preferred dividends paid	-	(68,625)
Net cash used in financing activities	$(1,138,682)	$(1,359,217)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$306,967	$(975,282)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,158,598	2,186,201

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,465,565	$1,210,919

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash	$1,211,432	$981,395
Severance escrow	254,133	229,524
Net Cash	$1,465,565	$1,210,919

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends declared	-	22,875
Decrease in long-term receivable	-	76,662
Decrease in goodwill	-	73,585
Decrease in other long-term liabilities	-	73,585

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012 and 2011

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of operating results for the entire year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 on pages 11 of our 2011 Form 10-K.

The Company adopted Financial Accounting Standard Board “FASB”Accounting Standards Codification “ASC” 220-10, Comprehensive Income.  ASC 220-10 establishes standards for the reporting and presentation of comprehensive income in the financial statements and requires the reporting of comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  ASC 220-10 eliminates the option of reporting components of other comprehensive income as part of the statement of changes in stockholder’s equity.  Since the Company has no items of other comprehensive income at this time or in prior periods presented within these condensed consolidated financial statements, the Company is not required to report other comprehensive income or comprehensive income.  Therefore the adoption of ASC 220 did not have an effect on the Company’s condensed consolidated financial statements.

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

NOTE 5 - BUSINESS ACQUISITIONS

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. As of June 30, 2012, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition as of June 30, 2012. Due to the goodwill impairment charge that was recorded on December 31, 2010 and March 31, 2012(See Note 6-Goodwill), as of September 30, 2012 the total goodwill recorded relating to this acquisition was $476,631.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012, are as follows:

Balance as of January 1, 2011	$2,472,419
Impairment loss on goodwill	(314,531)
Goodwill acquisition price adjustment during the period (See Note 5)	(25,862)
Balance as of September 30, 2012	$2,132,026

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company completed a two-step test which showed that the Company’s reporting unit’s fair market value was more then its carrying value, therefore, there was no impairment recorded during the second quarter or third quarter.

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

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the nine months ended September, 2012 and 2011.

Option activity for the twelve months ended December 31, 2011 and the nine months ended September 30, 2012 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2011	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2011	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	500,000	-	-
Outstanding on September 30, 2012	5,388,113	$.54	$.28	$-

Exercisable options totaled 5,888,113 at December 31, 2011 and totaled 5,388,113 at September 30, 2012.

NOTE 8 – PROMISSORY NOTE

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

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$82,720			(121,608)
Less: Preferred Stock Dividends				(22,875)
Income Available to Common Shareholders – Basic Earnings per Share	$82,720	14,638,937	.01	(144,483)	14,638,937	$(.01)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$82,720	14,638,937	.01	(144,483)	14,638,937	$(.01)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(224,758)			122,734
Less: Preferred Stock Dividends				(68,625)
Income Available to Common Shareholders – Basic Earnings per Share	$(224,758)	14,638,937	(.02)	54,109	14,638,937	.00
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(224,758)	14,638,937	(.02)	54,109	14,638,937	.00

The variance between the 14,638,937 shares reported and the 14,455,943 actual shares outstanding is due to the Employee Stock Option Plan that closed at the end of 2009.

Options and warrants to purchase 8,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at September 30, 2012, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2012, because their effect was anti-dilutive.

The Company had outstanding, at September 30, 2012, 3,050,000 Series A preferred shares.  The preferred shares are entitled to receive a cumulative dividend at a rate of 6% per year, payable quarterly.  The preferred shares are convertible to the Company’s common shares at the rate of one share of common shares for one share of Series A preferred shares at any time after issuance.

The Series A preferred shares were not included in the computation of diluted earnings per share for the quarter ended September 30, 2012, because their effect was anti-dilutive.

NOTE 10 – FAIR VALUE DISCLOSURES

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

	Carrying Value at September 30, 2012				Quarter ended September 30, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-
Severance Escrow	254,133	254,133

	Carrying Value at September 30, 2011				Quarter ended September 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-
Severance Escrow	229,568	229,568

Reconciliation of Level 3 Balances:

Balance as of January 1, 2011	$45,000
Purchase of other investment	-
Impairment loss on other investment	-
Balance as of December 31, 2011	45,000
Impairment loss on other investment	-
Balance as of September 30, 2012	$45,000

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the hierarchy (as described above) as of September 30, 2012, which are measured on a non-recurring basis.

	Carrying Value at September 30, 2012				Nine Months ended September 30, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,132,026	$-	$-	$2,132,026	$314,531

Losses of $314,531 represent an impairment charge related to the goodwill of the Broker-Dealer segment.

Reconciliation of Level 3 Balances:

Balance as of January 1, 2011	$2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 5-Business Acquisitions)	(101,994)
Balance as of December 31, 2011	2,472,419
Reduction in goodwill related to UHFS acquisition (See Note 5-Business Acquisitions)	(25,862)
Impairment loss on goodwill	(314,531)
Balance as of September 30, 2012	$2,132,026

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

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of September 30, 2012, the Company had 17 full-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 220 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	82,720	(121,608)	(224,758)	122,734
Income per share:
Basic	.01	(.01)	(.02)	.00
Diluted	.01	(.01)	(.02)	.00

The Company reported net income for the quarter ended September 30, 2012, of $87,720, compared to net loss of $121,608 for the same quarter in 2011. The Company reported net loss for the nine months ended September 30, 2012 of $224,758, compared to a net income of $122,734 for the same period in 2011.

Operating revenues

Total operating revenues for the quarter ended September 30, 2012 were $4,724,365, an increase of 12% from $4,170,723 for the quarter ended September 30, 2011. The increases for the three month period resulted primarily from increases in commission income received by CFS. Total operating revenues for the nine months ended September 30, 2012, were $13,752,118 a decrease of 2% from $14,039,489 for the nine months ended September 30, 2011. The decrease for the nine month period resulted from a decrease in commission and fee income relating to CFS, the Company’s broker-dealer division.

Fee Income

Fee income for the quarter ended September 30, 2012 was $225,008, a decrease of 7% from $241,824 for the quarter ended September 30, 2011.  Fee income for the nine months ended September 30, 2012 was $719,004, a decrease of 4% from $751,737 from the nine months ended September 30, 2011. The decreases were due to decline in fee income received by CFS, as a result of lower values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company’s consolidated revenues for 2012.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended September 30, 2012 was $4,414,585, an increase of 15% from $3,758,218 for the quarter ended September 30, 2011.  The increases were due primarily to the increase in commissions received by CFS due to market conditions. Commission income for the nine months ended September 30, 2012 was $12,860,441, an increase of 0% from $12,854,662 for the nine months ended September 30, 2011. Future market conditions will continue to impact commission levels.  Commission revenues constituted 94% of the Company’s consolidated revenues for 2012.

Other income

Interest and other income for the quarter ended September 30, 2012 was $84,771, a decrease of 50% from $170,681 for the quarter ended September 30, 2011.  Interest and other income for the nine months ended September 30, 2012 was $172,632, a decrease of 60% from $433,090 for the nine months ended September 30, 2011. The decreases were due to a reduction in settlement checks and income received, regarding the subsidiaries that closed including the mutual fund division and the energy division.  Interest and other income constituted 1% of the Company’s consolidated revenues for the three months ended September 30, 2012.

Operating expenses

Total operating expenses for the quarter ended September 30, 2012 were $4,586,510, an increase of 8% from $4,210,581 for the quarter ended September 30, 2011. The increases resulted from the net increase in the expense categories described below. Total operating expenses for the nine months ended September 30, 2012 were $13,929,599, a decrease of 0% from $13,947,531 for the nine months ended September 30, 2011. The decreases resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and benefits

Compensation and benefits expense for the quarter ended September 30, 2012 was $260,034, an increase of 8% from $238,999 for the quarter ended September 30, 2011. Compensation and benefits expense for the nine months ended September 30, 2012 was $835,699, an increase of 4.5% from $798,086 for the nine months ended September 30, 2011. The increases resulted from an increase in wages to employees, increases in 401K matching, payroll taxes, and paid bonuses.

Commission expense

Commission expense for the quarter ended September 30, 2012 was $4,070,011, an increase of 13.5% from $3,519,747 for the quarter ended September 30, 2011.  The increase in commission expense corresponds with the increase in commission income for the quarter. Commission expense for the nine months ended September 30, 2012 was $11,769,459, a decrease of 2% from $11,974,474 for the nine months ended September 30, 2011. The decreases in commission expense correspond with the decreases in commission income for the nine months ended September 30, 2012.

General and administrative expense

Total general and administrative expenses for the quarter ended September 30, 2012 were $249,553, a decrease of 43% from $435,331 for the quarter ended September 30, 2011.  The decreases were due primarily to a decrease in the legal expenses incurred through litigation costs. The total general and administrative expenses for the nine months ended September 30, 2012 were $981,066, an decrease of 13% from $1,123,948 for the nine months ended September 30, 2011. The decreases were due primarily to a decrease in legal expenses incurred through litigation costs and settlements for CFS paid by the Company.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended September 30, 2012 was $6,913, a decrease of 58% from $16,504 for the quarter ended September 30, 2011. Depreciation and amortization expense for the nine month ended September 30, 2012 were $28,844, a decrease of 43% from $51,023 for the nine months ended September 30, 2011. The primary difference corresponds with the sale of the building and the disposal of assets that occurred during 2012.

Liquidity and capital resources

Net cash provided by operating activities was $527,092 for the nine months ended September 30, 2012, as compared to net cash provided by operating activities of $46,482 during the nine months ended September 30, 2011.

Net cash provided by investing activities was $918,557 for the nine months ended September 30, 2012, compared to net cash used in investing activities of $337,453 for the nine months ended September 30, 2011.  The primary difference corresponds with the sale of the building and the disposal of assets that occurred during 2012.

Net cash used in financing activities was $1,138,682 for the nine months ended September 30, 2012, compared to net cash used by financing activities of $1,359,217 for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012 the Company paid down the promissory note with PawnMart with payments totaling $1,077,092.

At September 30, 2012, the Company held $1,465,565 in cash and cash equivalents, as compared to $1,210,919 at September 30, 2011.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2012	-	-	-	$597,754
May 2012	-	-	-	$597,754
September 2012	-	-	-	$597,754
Total	-	-	-	$597,754

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: November 14, 2012	By:	/s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)