Form 10-K
period 2012-12-31
Capital Financial Holdings, Inc
filed 2013-03-19
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of __________to__________
Commission File Number 000-25958

CAPITAL FINANCIAL HOLDINGS, INC. ("the Company")
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
Common Stock; $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   ☐ Yes    ☑ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 4, 2013 was $521,614.50, based on the last reported sale price.  For purposes of this calculation, the Registrant has assumed that its board of directors, executive officers and holders of greater than five percent of the Registrant’s shares are affiliates.

On March 14, 2013, there were 14,455,943 shares of the issuer’s common equity outstanding.

References in this Annual Report on Form 10-K to the “Company”, “CFH”, “we”, “us”, “its” or “our” includes the subsidiary, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2013, are incorporated by reference in certain sections of Part III.

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

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of December 31, 2012, the Company had 17 full-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

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

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 options to purchase shares of the Company, to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2012, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge that was recorded for the year ended December 31, 2010 and March 31, 2012, as of December 31, 2012, the total goodwill recorded relating to this acquisition was $456,410.

THE COMPANY’S SUBSIDIARY

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

Capital Financial Services, Inc.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 206 investment representatives and investment advisors.

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

RECENT DEVELOPMENTS

On February 22, 2012, the Company entered into an agreement to sell its headquarters building, located at 1 Main Street North, Minot North Dakota, to Corridor Investors, LLC., at a sales price of $990,000. The sale closed on March 30, 2012. Upon the sale, the proceeds were paid to PawnMart, Inc. as payment on the $1,300,000 promissory note, which is secured by the building, to reduce the balance due on that note. The holder of the title will release the title for this sale and has agreed to issue an unsecured note for the remaining balance due. On March 30, 2012 the Company made a payment of $925,922. In April of 2012, the Company made a $100,000 payment. The Company will make quarterly payments of $34,000 with the last payment being $34,965. The note will mature on April 1, 2014. On March 1, 2013, the Company made a payment of $118,000. The note carries a remaining principal balance of $46,079.

At December 31, 2012, the Company is a defendant in four on-going suits and arbitrations. During 2012, the Company also has settled lawsuits that will require $94,000 in payments during 2013 and 2014.

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

ITEM 1A. RISK FACTORS

Not Applicable as a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable as a Smaller Reporting Company.

ITEM 2. PROPERTIES

The Company operates the majority of its business at 1 Main Street North, Minot, North Dakota. The Company has a two year lease agreement with Corridor Investors, LLC for 7,184 square feet of office space in that building. The lease ends on March 31, 2014, and the rent is approximately $68,867 annually.

ITEM 3. LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations. Issuers of certain alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the bankruptcy of the KH Funding Company, and the bankruptcy proceedings of the various DBSI entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At December 31, 2012, the Company is a defendant in four on-going suits and arbitrations discussed above. The Company expects any possible settlement, if any, to be below the maximum limits of coverage under our liability insurance policy and any amounts of shared coverage by the Company, to the insurance company is not material to the financial statements. However, the Company expects to prevail in these cases. During 2012, the Company also has settled lawsuits that will require $94,000 in payments during 2013 and 2014
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information about the Company’s Common Stock

The Company’s Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company’s common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On December 31, 2012, the closing price of the Company’s Common Shares on the OTC Bulletin Board was $.07 per share. At February 29, 2012, there were approximately 307 shareholders of record.

The following table sets forth the high and low closing prices for the Company’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2012		2011
	Fiscal Year		Fiscal Year
Quarter	High	Low	High	Low

First Quarter	.070	.040	.130	.050
Second Quarter	.060	.040	.070	.040
Third Quarter	.070	.050	.080	.040
Fourth Quarter	.080	.050	.070	.040

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2012	-	-	-	$597,754
November 2012	-	-	-	$597,754
December 2012	-	-	-	$597,754
Total	-	-	-	$597,754

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

	2012	2011	2010	Variance 2012 to 2011	Variance 2011 to 2010
OPERATING REVENUES
Fee income	$972,049	$1,031,083	$975,010	(6)%	6%
Commission income	17,030,021	16,180,938	17,746,472	5%	(9)%
Other income	279,780	778,453	670,325	(64)%	16%
Total revenue	$18,281,850	$17,990,474	$19,391,807	2%	(7)%

OPERATING EXPENSES
Compensation and benefits	$1,139,265	$1,067,439	$1,350,094	7%	(21)%
Commission expense	15,525,721	15,111,206	16,566,033	3%	(9)%
Goodwill impairment expense	314,531	-	753,518	100%	(100)%
General and administrative expenses	1,295,925	1,487,384	1,489,663	(13)%	(.01)%
Depreciation and amortization	35,680	67,837	75,381	(47)%	(10)%
Total operating expenses	$18,311,122	$17,733,866	$20,234,689	3%	(12)%

OPERATING INCOME (LOSS)	$(29,272)	$256,608	$(842,882)	(111)%	130%

OTHER EXPENSES
Interest expense	(32,517)	(63,480)	(80,880)	(49)%	(22)%
Total other expenses	$(32,517)	$(63,480)	$(80,880)	(49)%	(22)%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFI (EXPENSE)	$(61,790)	$193,128	$(923,762)	(132)%	(121)%

INCOME TAX BENEFIT (EXPENSE)	$(73,832)	$(58,813)	$40,581	26%	(245)%

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(135,622)	$134,315	$(883,181)	(201)%	(115)%

DISCONTINUED OPERATIONS
Gain (Loss) on disposal of discontinued operations	-	(76,663)	(111,601)	(100)%	(31)%
Net discontinued operations	$-	$(76,663)	$(111,601)	(100)%	(31)%

NET INCOME (LOSS)	$(135,622)	$57,652	$(994,782)	(335)%	106%
NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:	(.01)	.00	(.07)
NET INCOME (LOSS) PER COMMON SHARE:	(.01)	.00	(.07)

Year Ended December 31, 2012, compared with Year Ended December 31, 2011:

Operating Revenues—Total operating revenues for 2012 were $18,281,850, an increase of 2% from $17,990,474 in 2011. The increase resulted from an increase in commission income earned by CFS, the Company’s broker-dealer division.

Fee Income—Fee income for 2012 was $972,049, a 6% decrease from $1,031,083 in 2011. The decrease was due to a decrease in fees received by CFS as a result of a decrease in assets under management in CFS’ registered investment advisor.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor. The Company pays the registered representatives a portion of this fee income as a commission expense and retains the balance. These fees constituted 5% of the Company’s consolidated revenues in 2012.

Commission Income—Commission income includes CFS. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2012 was $17,030,021, a 5% increase from $16,180,938 in 2011. The increase was due primarily to an increase in commissions received by CFS as a result of market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 93% of the Company’s consolidated revenues in 2012.

Other Income—Other income for 2012 was $279,780, a 64% decrease from $778,453 in 2011. The decrease was primarily due to a reduction in settlement checks and income received regarding the subsidiaries that closed including the mutual fund division and the energy division. Other income constituted 1% of the Company’s consolidated revenues in 2012.

Operating Expenses—Total operating expenses for 2012 were $18,311,122 a 3% increase from $17,733,866 in 2011. The increase resulted from the net increases in the expense categories described in the paragraphs below.

Compensation and Benefits—Compensation and benefits expense for 2012 was $1,139,265, a 7% increase from $1,067,439 in 2011. The decrease resulted primarily from a reduction in the number of persons employed by the Company over the past twelve months.

Commission Expense—Commission expense for 2012 was $15,525,721, a 3% increase from $15,111,206 in 2011. The increase corresponds with the increase in commission income.

Goodwill Impairment Expense— Goodwill impairment expense for 2012 was $314,531, a 100% increase from $0 in 2011.

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

As of December 31, 2012, there were no impairment indicators, so further testing of goodwill was not deemed necessary.

In the first quarter of 2012, as a result of ongoing volatility in the financial industry and a reduction in the estimated fair market value of the Company’s wholly owned subsidiary Capital Financial Services, Inc. (the Company’s only reporting unit) the Company determined it was necessary to perform an interim goodwill impairment test.  In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value.  The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $314,531 was necessary to reduce the carrying value of goodwill to its implied fair value.

General and Administrative Expenses—Total general and administrative expenses for 2012 were $1,295,926, a decrease of 13% from $1,487,384 in 2011. The difference corresponds with the sale of the building, a decrease of licensing and registration fees and a decrease in legal fees.

Depreciation and Amortization—Depreciation and amortization for 2012 was $35,680, a 47% decrease from $67,837 in 2011. The primary difference corresponds with the sale of the building and the disposal of assets that occurred in 2012.

Interest Expense—Interest expense was $32,517 for 2012, a 49% decrease from $63,480 in 2011.

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

The valuation methodology the Company utilizes in testing the Company’s goodwill for impairment is based on the income approach.  The income approach is based on a discounted cash flow technique in which expected future net cash flows are discounted to present value, using a discounted rate that compensates for the risk in attaining the projected cash flows.  This approach is dependent upon a number of significant management estimates about future performance including but not limited to, market performance, income taxes, capital spending and working capital changes.

As of December 31, 2011, there were no impairment indicators, so further testing of goodwill was not deemed necessary.

In the first quarter of 2010, as a result of ongoing volatility in the financial industry and a reduction in the estimated fair market value of the Company’s wholly owned subsidiary Capital Financial Services, Inc., the Company determined it was necessary to perform an interim goodwill impairment test.  In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value.  The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $753,518 was necessary to reduce the carrying value of goodwill to its implied fair value.

General and Administrative Expenses—Total general and administrative expenses for 2011 were $1,487,384, comparable to  $1,489,663 in 2010.

Depreciation and Amortization—Depreciation and amortization for 2011 was $67,837, a 10% decrease from $75,381 in 2010.

Interest Expense—Interest expense was $63,480 for 2011, a 22% decrease from $80,880 in 2010. The decrease was due to the fact that we prepaid a convertible promissory note in the amount of $715,000 in the second quarter of 2011.

FINANCIAL CONDITION

On December 31, 2012, the Company’s assets aggregated $5,776,879, a decrease of 17% from $6,923,067 in 2011, due to increases in income tax receivables, the employee sponsored severance escrow and other assets, offset by decreases in cash and cash equivalents, accounts receivable, deferred tax asset, long-term receivable, goodwill, and net property and equipment. Stockholder’s equity was $4,011,134 on December 31, 2012, compared to $4,146,756 on December 31, 2011.

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

Cash provided by operating activities was $559,221 for the year ended December 31, 2012, as compared to net cash used in operating activities of $236,469 for the year ended December 31, 2011 and net cash used in operating activities of $7,430 for the year ended December 31, 2010. In 2011, a gain was recorded on the prepayment of the convertible promissory note.

Net cash provided by investing activities was $902,104 for the year ended December 31, 2012, as compared to net cash provided by investing activities of $333,989 for the year ended December 31, 2011 and net cash provided by investing activities of $211,125 for the year ended December 31, 2010. During the year ended December 31, 2012, the cash provided by investing activities was from the sale of the building.

Net cash used by financing activities was $1,168,749 for the year ended December 31, 2012, as compared to net cash used by financing activities of $1,142,428 for the year ended December 31, 2011, and net cash used by financing activities of $198,495 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2012, the Company held $1,221,606 in cash and cash equivalents, as compared to $929,030 on December 31, 2011. Liquid assets, which consist of cash and cash equivalents, totaled $1,221,606 at December 31, 2012, as compared to $929,030 on December 31, 2011, and $1,973,938 on December 31, 2010. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, is effective.

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date: March 19, 2013	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature & Title

Date: March 19, 2013	By /s/ John R. Carlson
John R. Carlson
President & Executive Officer
(Principal Executive Officer)

Date: March 19, 2013	By /s/ Elizabeth A. Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial & Accounting Officer)

Date: March 19, 2013	By /s/ Jeffrey A. Cummer
Jeffrey A. Cummer
Chairman

Date: March 19, 2013	By /s/ Vance A. Castleman
Vance A. Castleman
Director

Date: March 19, 2013	By /s/ Myron D. Thompson
Myron D. Thompson
Director

Date: March 19, 2013	By /s/ Gregory G. Philipps
Gregory G. Philipps
Director

Date: March 19, 2013	By /s/ Vaune M. Cripe
Vaune M. Cripe
Director

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF

DECEMBER 31, 2012, 2011 AND 2010

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Capital Financial Holdings, Inc. and Subsidiary
Minot, North Dakota

We have audited the accompanying consolidated balance sheet of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Capital Financial Holdings, Inc. and Subsidiary and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado
March 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Capital Financial Holdings, Inc. and Subsidiary
Minot, North Dakota

We have audited the accompanying consolidated balance sheet of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2011, and the results of their consolidated operations and their consolidated cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 20, 2012

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS

	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$1,221,606	$929,030
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2012 and 2011)	1,308,157	1,294,930
Income taxes receivable	-	58,354
Deferred tax asset – current	8,933	81,287
Prepaids	38,077	44,063

Total current assets	$2,576,773	$2,407,664

PROPERTY AND EQUIPMENT	$328,347	$1,740,606
Less accumulated depreciation	(279,485)	(674,590)

Net property and equipment	$48,862	$1,066,016

OTHER ASSETS
Goodwill	$2,132,026	$2,472,419
Severance escrow	254,196	229,568
Deferred tax asset – non-current	539,132	521,897
Other assets (net of accumulated amortization of $214,444 for 2012 and 2011)	225,890	225,503

Total other assets	$3,151,244	$3,449,387

TOTAL ASSETS	$5,776,879	$6,923,067

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012	2011
CURRENT LIABILITIES
Accounts payable	$172,390	$85,094
Commissions payable	1,301,194	1,184,745
Other current liabilities	99,320	144,882
Current portion of long-term debt	125,668	242,475

Total current liabilities	$1,698,572	$1,657,196

LONG-TERM LIABILITIES
Promissory note	67,173	1,057,525
Other long-term liabilities	-	61,590

Total long-term liabilities	$67,173	$1,119,115

TOTAL LIABILITIES	$1,765,745	$2,776,311

STOCKHOLDERS’ EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 shares issued and outstanding	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 14,455,943 and 14,455,943 shares issued and outstanding, respectively	1,446	1,446
Additional paid in capital – common stock	10,446,302	10,446,302
Accumulated deficit	(6,661,614)	(6,525,992)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$4,011,134	$4,146,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,776,879	$6,923,067

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
OPERATING REVENUES
Fee income	$972,049	$1,031,083	$975,010
Commission income	17,030,021	16,180,938	17,746,472
Other income	279,780	778,453	670,325
Total revenue	$18,281,850	$17,990,474	$19,391,807

OPERATING EXPENSES
Compensation and benefits	$1,139,265	$1,067,439	$1,350,094
Commission expense	15,525,721	15,111,206	16,566,033
Goodwill impairment expense	314,531	-	753,518
General and administrative expenses	1,295,926	1,487,384	1,489,663
Depreciation and amortization	35,680	67,837	75,381
Total operating expenses	$18,311,123	$17,733,866	$20,234,689

OPERATING INCOME (LOSS)	$(29,273)	$256,608	$(842,882)

OTHER EXPENSES
Interest expense	(32,517)	(63,480)	(80,880)
Total other expenses	$(32,517)	$(63,480)	$(80,880)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(61,790)	$193,128	$(923,762)

INCOME TAX BENEFIT (EXPENSE)	(73,832)	(58,813)	40,581

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(135,622)	$134,315	$(883,181)

DISCONTINUED OPERATIONS
Gain (Loss) on disposal of mutual fund segment	-	(76,663)	(111,601)
Total discontinued operations (net of tax)	$-	$(76,663)	$(111,601)

NET INCOME (LOSS)	$(135,622)	$57,652	$(994,782)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(.01)	$.01	$(.07)
Diluted	$(.01)	$.01	$(.07)

SHARES USED IN COMPUTING NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	14,455,943	14,638,937	14,638,937
Diluted	14,455,943	14,638,937	14,638,937

NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$(.00)	$(.01)	$(.01)
Diluted	$(.00)	$(.01)	$(.01)

SHARES USED IN COMPUTING NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	14,455,943	14,638,937	14,638,937
Diluted	14,455,943	14,638,937	14,638,937

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(.01)	$.00	$(.07)
Diluted	$(.01)	$.00	$(.07)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	14,455,943	14,638,937	14,638,937
Diluted	14,455,943	14,638,937	14,638,937

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Amounts			Shares
	2012	2011	2010	2012	2011	2010
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital
Balance, beginning of year	$10,447,748	$10,447,748	$10,397,780	14,455,943	14,455,943	14,455,943
Common stock issued	-	-	49,968	-	-	-
Purchase of common stock	-	-	-	-	-	-
Balance, end of year	$10,447,748	$10,447,748	$10,447,748	14,455,943	14,455,943	14,455,943

Accumulated deficit
Balance, beginning of year	$(6,525,992)	$(6,515,019)	$(5,428,737)
Net income (loss)	(135,622)	57,652	(994,782)
Preferred dividends	-	(68,625)	(91,500)
Balance, end of year	$(6,661,614)	$(6,525,992)	$(6,515,019)

Treasury stock and additional paid-in capital
Balance, beginning of year	$-	$-	$-
Purchase of preferred stock	(1,300,000)	(1,300,000)	-
Balance, end of year	$(1,300,000)	$(1,300,000)	$-

Total stockholders’ equity	$4,011,134	$4,146,756	$5,457,729

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(135,622)	$57,652	$(994,782)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	35,680	67,837	70,357
Amortization	-	-	5,022
Goodwill impairment expense	314,531	-	753,518
Gain on prepayment of convertible promissory note	-	(235,000)	-
(Gain) loss on disposal of discontinued operations	-	76,663	111,601
Loss on disposal of assets	79,370	-	-
Provision for income taxes	55,119	44,583	(127,979)
Effects on operating cash flows due to changes in:
Accounts receivable	(13,227)	137,645	(189,945)
Income taxes receivable	54,046	(454)	115,602
Prepaids	5,599	(5,254)	(10,960)
Severance Escrow	(24,628)	(17,305)	(212,263)
Other assets	-	(52)	(31,482)
Commissions payable	116,449	(113,333)	182,944
Accounts payable	91,604	(246,801)	228,169
Other liabilities	(19,700)	(2,650)	92,768

Net cash provided (used) by operating activities	$559,221	$(236,469)	$(7,430)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(23,818)	(13,286)	(16,075)
Proceeds on sale of building	925,922	-	-
Long-term receivable	-	347,275	227,200

Net cash provided by investing activities	$902,104	$333,989	$211,125

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES

Reduction in promissory note	$(990,352)	$-	$-
Reduction of long-term liability	(116,807)	(81,031)	(76,865)
Dividends paid	-	(68,625)	(91,500)
Reduction of notes payable	(61,590)	(277,772)	(30,130)
Prepayment of convertible promissory note	-	(715,000)	-

Net cash used by financing activities	$(1,168,749)	$(1,142,428)	$(198,495)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$292,576	$(1,044,908)	$5,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	929,030	1,973,938	1,968,738
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,221,606	$929,030	$1,973,938

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$32,419	$63,480	$80,880
Income taxes	$12,199	$16,921	$31,929

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in goodwill	$-	$101,994	$103,710
Decrease in other long-term liabilities	$-	$101,994	$153,677
Increase in common stock	$-	$-	$49,967
Preferred stock dividends declared	$-	$-	$22,875
Goodwill impairment expense	$314,531	$-	$753,518

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

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

Revenue recognition—Commission income and the related clearing expenses are recorded based on the trade date. The revenue earned from 12b-1 is recognized ratably over the period received. Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customer’s assets under sponsor management or a flat fee, may be billed monthly or quarterly and recognized ratably over the period received.

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

Other assets—Other assets include debt issue costs, clearing deposits and other miscellaneous assets. Debt issue costs are amortized over the life of the corresponding debt. There were no debt issue costs for the years 2012, 2011 or 2010.

Advertising—Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $464 in 2012, $45 in 2011 and $11,252 in 2010.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 14,638,937 in 2012 and 2011 and 14,638,937 in 2010. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, written put options, and preferred shares.

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

Severance Escrow—The Company has voluntarily put into place a contingent Severance Benefit Package for its employees. The package has an annual expiration date of August 1st, and can be renewed by the board of the Company. The funds for this package have been placed into an account specifically designated for these funds.

Reclassification—Certain amounts from 2011 and 2010 have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on the Company’s net income/(loss).

Recent Accounting Developments— In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. ASU No. 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not affect the Company’s financial condition, results of operations or cash flows.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment.”  Under ASU No. 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed beginning after December 15, 2011.  The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

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

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2012 and 2011 consist of the following:

			Amount
	Current Maturity	Current Interest Rate	2012	2011

Cash in checking	Demand	-	$1,095,556	$803,290
Cash in escrow	Demand	0.10%	254,196	229,568
Cash in savings	Demand	0.20%	126,050	125,740
			$1,475,802	$1,158,598

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011, consists of the following:

	2012	2011

Office furniture and equipment	$328,347	$325,201
Building and land	-	1,415,405
	$328,347	$1,740,606
Accumulated depreciation and amortization	(279,485)	(674,590)
	$48,862	$1,066,016

Depreciation expense totaled $35,680, $67,837and $75,381 in 2012, 2011 and 2010, respectively.

During 2012, the Company sold their building, land and all assets associated with the building (See Note 5-Long Term Debt).

NOTE 4—BUSINESS ACQUISITIONS

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. As of December 31, 2012, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge of $101,994 that was recorded on December 31, 2010 and a charge of $25,862 that was recorded on March 31, 2012 (See Note 11-Goodwill), as of December 31, 2012, the total goodwill recorded relating to this acquisition is $456,410.

NOTE 5—LONG-TERM DEBT

Long-term debt at December 31, 2012 and 2011 was as follows:

	Rate	Current Portion	2012	2011
Long-term debt:
Promissory note	7.00%	125,668	192,841	1,300,000
Future payments on acquisitions		-	-	61,590

Totals		$125,668	$192,841	$1,361,590

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

Promissory Note— On October 21, 2011, the Company issued a promissory note to PawnMart, Inc. in exchange for the repurchase of the 3,050,000 shares of preferred stock.  The note carries an interest rate of 7%, with quarterly payments of $66,801. On March 30, 2012 the Company revised the agreement with PawnMart, Inc. to release the building as security on the original note. The Company made a payment of $925,922. In April of 2012, the Company made a $100,000 payment. The Company will make quarterly payments of $34,000 with the last payment being $34,965 until maturity April 1, 2014. Interest expense on this note was $31,826 in 2012 and $11,815 in 2011.

NOTE 6—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2012	2011	2010
Current income tax benefit (expense):
Federal	$-	$-	$-
State	(18,713)	(14,183)	(17,358)
Total current tax benefit (expense)	$(18,713)	$(14,183)	$(17,358)
Deferred tax benefit (expense):
Federal	$(57,089)	$(39,542)	$51,334
State	1,970	(5,088)	6,605
Total deferred tax benefit (expense)	$(55,119)	$(44,630)	$57,939

Total provision for income tax
benefit (expense)	$(73,832)	$(58,813)	$40,581

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

Deferred tax assets (liabilities) were comprised of the following:

	2012	2011	2010
Deferred tax asset:
Net operating and capital loss carry forwards	$8,938	$81,292	$68,687
Goodwill impairment adjustment	-	-	75,371
Stock option compensation	583,374	583,374	583,374

Total deferred tax assets	$592,312	$664,666	$727,432

Deferred tax liabilities:
Accumulated depreciation	$44,247	$16,015	$25,723
Accumulated amortization	-	45,467	53,942
Total deferred tax liabilities	$44,247	$61,482	$79,665

Net deferred tax asset	$548,065	$603,184	$647,767
Net deferred tax asset – current	$8,933	$81,287	$68,683
Net deferred tax asset – non-current	539,132	521,897	579,084
Net deferred tax asset	$548,065	$603,184	$647,767

Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates. The Company is aware of the risk that the recorded deferred tax assets may not be realizable. However, management believes that the Company will obtain the full benefit of the deferred tax assets on the basis of its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. It believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets.

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2012 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. The tax years 2009-2011 remain open to examination by taxing jurisdictions to which the Company is subject.

A reconciliation of the difference between the expected income tax benefit (expense) computed at the U.S. statutory income tax rate of 35% and the Company’s income tax expense is shown in the following table:

	2012		2011		2010

Federal tax benefit (expense) at statutory rates	$21,626	35%	$(67,595)	(35%)	$323,317	35%
State tax benefit (expense), net of federal tax effect	3,089	5%	(9,656)	(5%)	46,188	5%
Tax impact of goodwill impairment expense	(122,667)	(199%)	-	-	(293,872)	(32%)
Net tax impact of discontinued operations	-	-	-	-	-	-
Other	24,120	39%	18,438	10%	(35,052)	(4%)

Actual tax benefit (expense)	$73,832	(120%)	$(58,813)	28%	$40,581	4%

The Company has an estimated net operating loss carryover of approximately $235,000 that will expire, if unused, in 2030.

NOTE 7—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 2,100,000 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 2,000 warrants (adjusted for the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 2,098,000 warrants as of December 31, 2012.

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

The Company has adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the twelve months ended December 31, 2012.

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2010	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2010	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2011	5,888,113	$.54	$.28	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	500,000	-	-
Outstanding on December 31, 2012	5,388,113	$.54	$.28	$-

Exercisable options at the end of 2012 were 5,388,113 and were 5,888,113 in 2011 and 2010. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.00 to $ .49	1,380,000	Perpetual		$.42	1,380,000	$.42
$.50 to $ .99	3,935,000	5	*	$.52	3,935,000	$.52
$1.00 to $1.50	573,113	2	*	$1.01	573,113	$1.01
$.00 to $ 1.50	5,388,113	3.5	*	$.54	5,388,113	$.54
__________
* Excludes options with a perpetual life

NOTE 8—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $2,842, $3,679, and $4,937 for the years ended December 31, 2012, 2011, and 2010, respectively. The matching contributions paid by the Company were $33,886, $32,624 and $40,629 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 9—NET CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiary Capital Financial Services, Inc. is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2012, this subsidiary had net capital of $697,797; a minimum net capital requirement of $174,842; excess net capital of $522,955 and a ratio of aggregate indebtedness to net capital of 3.76 to 1. This subsidiary is exempt from the reserve requirements of Rule 15c3-3.

NOTE 10—OPERATING LEASES

The Company has various leases for office equipment and office space that are set to expire over the next several years through 2014. The total rent expense for these leases was $84,204, $16,254 and $20,545for December 31, 2012, 2011 and 2010 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2012.

Years ending December 31,
2013	$89,217
2014	94,608
2015	96,405
2016	39,362
Total minimum future rental payments	$319,592

NOTE 11—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011, and 2010, are as follows:

	Capital Financial Holdings, Inc.		Broker-Dealer Services	Total

Balance as of January 1, 2010	$		$3,431,641	$3,431,641
Goodwill acquisition price adjustment during the period (see Note 4)		-	(103,710)	(103,710)
Impairment losses			(753,518)	(753,518)
Balance as of December 31, 2010		$-	$2,574,413	$2,574,413
Goodwill acquisition price adjustment during the period (see Note 4)		-	(101,994)	(101,994)
Impairment losses		-	-	-
Balance as of December 31, 2011		$-	$2,472,419	$2,472,419
Goodwill acquired during the period		-	-	-
Goodwill acquisition price adjustment during the period (see Note 4)		-	(25,862)	(25,862)
Impairment losses		-	(314,531)	(314,531)
Balance as of December 31, 2012		$-	$2,132,026	$2,132,026

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

Based on the analysis performed during the quarter ended March 31, 2012, the Company’s reporting unit’s fair market value of $3.07 million is less than its carrying value of $3.39 million. Therefore, impairment of $314,531 was indicated, and the Company proceeded to the second step of the testing process and determined that the Company would record goodwill impairment of $314,531 during the 1Q of 2012 to reduce the carrying value of goodwill to its implied fair value. Losses of $314,531 represent an impairment charge related to the goodwill attributable to the Broker-Dealer business.

As of December 31, 2012, there were no impairment indicators, so further testing of goodwill was not deemed necessary.

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

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available.  The cost of this investment is $76,876, and its estimated fair value is estimated to be $45,000 based on discounted cash flows. CFS has determined, based off of information provided by the Limited Partnership, that the “presentment” feature will not be utilized at this time, due to the reduction in the present value of the investment.

	Carrying Value at December 31, 2012				Year ended December 31, 2012
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

	Carrying Value at December 31, 2011				Year ended December 31, 2011
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

	Carrying Value at December 31, 2010				Year ended December 31, 2010
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-

Reconciliation of Level 3 Balances:

Balance 1-1-10	$45,000
Impairment loss on other investment	-
Balance 12-31-10	$45,000
Impairment loss on other investment	-
Balance 12-31-11	$45,000
Impairment loss on other investment	-
Balance 12-31-12	$45,000

	Carrying Value at December 31, 2012				Year ended December 31, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,132,026	$-	$-	$2,132,026	$314,531

	Carrying Value at December 31, 2011				Year ended December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,472,419	$-	$-	$2,472,419	$-

Losses of $314,531 represent an impairment charge related to the goodwill attributable to the Broker-Dealer business. (See Note 11—Goodwill).

Reconciliation of Level 3 Balances:

Balance 1-1-10	$3,431,641
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(103,710)
Impairment loss on goodwill	(753,518)
Balance 12-31-10	$2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(101,994
Balance 12-31-11	$2,472,419
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(25,862)
Impairment loss on goodwill	(314,531)
Balance 12-31-12	$2,132,026

See Note 11—Goodwill, for a reconciliation of goodwill balances.

NOTE 13—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Income (Loss) from continuing operations	$(135,622)
Less: preferred stock dividends	-
Income (Loss) available to common stockholders – Basic earnings per share	(135,622)	14,455,943	$(.01)
Effect of dilutive securities:
Options and warrants	-	-
Income (Loss) available to common stockholders – Diluted earnings per share	$(135,622)	14,455,953	$(.01)

	For the Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Loss from continuing operations	$134,315
Less: preferred stock dividends	-
Loss available to common stockholders – Basic earnings per share	134,315	14,638,937	$.01
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders – Diluted earnings per share	$134,315	14,638,937	$.01

	For the Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Loss from continuing operations	$(883,181)
Less: preferred stock dividends	(91,500)
Loss available to common stockholders – Basic earnings per share	(974,681)	14,638,937	$(.07)
Effect of dilutive securities:
Options and warrants	-	-
Diluted earnings per share	$(974,681)	14,638,937	$(.07)

Options and warrants to purchase 7,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at December 31, 2012, but were not included in the computation of earnings per share for the year ended December 31, 2012. The options and warrants were not included in the calculation because their exercise prices were greater than the average market price of the common shares during the period.

NOTE 14—COMPREHENSIVE INCOME (LOSS)

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

In October of 2006, the Company issued a $950,000 convertible promissory note in a private placement to PawnMart, Inc., which is a wholly owned subsidiary of Xponential, Inc.  The unsecured note carried an interest rate of 6.50% per annum, payable semi-annually, and was scheduled to mature on October 15, 2016.  The company negotiated with PawnMart, Inc. to prepay the note at a discounted rate of $715,000, as of June 6, 2011.  A payment of $640,000 was sent to PawnMart, Inc., and a $75,000 promissory note was signed for the remaining balance due.  This promissory note carried an interest rate of 6.50%, per annum, payable at the maturity date of the note, which was May 26, 2012.  On September 19, 2011, the Company paid the promissory note in full plus accrued interest, for a total payment of $76,523.  Interest payments made to PawnMart, Inc. relating to this note totaled $31,826 in 2012 $30,875 and $61,750 in 2011 and 2010, respectively.

On March 30, 2012, the Company signed a $351,765 Promissory Note with PawnMart, Inc. The note carries an interest rate of 7%. In April of 2012, the Company made a $100,000 payment. The Company will make quarterly payments of $34,000 until maturity on April 1, 2014.

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

Summarized financial information for discontinued operations is as follows:

Mutual Fund Segment

	December 31, 2012	December 31, 2011	December 31, 2010

Revenues	$-	$-	$-
Income from operation of discontinued mutual fund segment	-	-	-
Gain (Loss) on disposal of discontinued operations	-	(76,663)	(111,601)
Discontinued operations before taxes	-	(76,663)	(111,601)
Tax expense of discontinued operations	-	-	-
Total gain (loss) on discontinued operations, net of tax	$-	$(76,663)	$(111,601)

Voted on by the board of directors and effective July 1, 2011, the Company closed its oil and gas subsidiary, Capital Energy Resources, Inc.  The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc.  The impact of closing this subsidiary, on the consolidated statement of operation, was not significant for the twelve months ending December 31, 2011 and has no impact for the twelve months ending December 31, 2012.

NOTE 18—LITIGATION

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations. Issuers of certain alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the bankruptcy of the KH Funding Company, and the bankruptcy proceedings of the various DBSI entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or a range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At December 31, 2012, the Company is a defendant in four on-going suits and arbitrations as discussed above. The Company expects any possible settlement, if any, to be below the maximum limits of coverage under our liability insurance policy and any amounts of shared coverage by the company, to the insurance Company is not material to the financial statements. However, the Company expects to prevail in these cases. During 2012, the Company also has settled lawsuits that will require $94,000 in payments during 2013 and 2014. No further payments will be required on the aforementioned settled lawsuits.

NOTE 19—SUBSEQUENT EVENTS

None.

ADDITIONAL INFORMATION

INDEPENDENT AUDITOR’S REPORT
ON THE SUPPLEMENTARY INFORMATION

To the Stockholders and Board of Directors
Capital Financial Holdings, Inc. and Subsidiary
Minot, North Dakota

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audits of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

Hein & Associates LLP
Denver, Colorado
March 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON ADDITIONAL INFORMATION

To the Stockholders and Directors
Capital Financial Holdings, Inc. and Subsidiary
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Capital Financial Holdings, Inc. and Subsidiary for the years ended December 31, 2011 and 2010 appears on page F-2. Those audits were conducted for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on page F-27, related to the 2011 and 2010 consolidated financial statements, is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the consolidated financial statements.  The information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the consolidated financial statements or to the consolidated financial statements themselves, and other additional procedures in accordance with standards of the Public Company Accounting Oversight Board (United States).  In our opinion, the information is fairly stated in all material respects in relation to the consolidated financial statements as a whole.

We also have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2010, 2009, and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page F-27 relating to the 2010, 2009, 2008 consolidated balance sheets and the 2009 and 2008 statements of operations is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota USA

March 20, 2012

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
SELECTED FINANCIAL DATA *
FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

	2012	2011	2010	2009	2008

Operating revenue	$18,281,850	$17,990,474	$19,391,807	$17,902,774	$32,549,226

Operating income (loss)	$(61,790)	$256,608	$(842,882)	$(243,877)	$(3,584,098)

Income tax benefit (expense)	$(73,832)	$(58,813)	$40,581	$(274,759)	$376,770

Basic earnings (loss) per share	$(.01)	$.00	$(.07)	$(.02)	$(.25)

Diluted earnings (loss) per share	$(.01)	$.00	$(.07)	$(.02)	$(.25)

Total assets	$5,776,879	$6,923,410	$8,707,621	$9,500,728	$12,532,431

Long-term obligations	$67,173	$1,361,590	$1,472,387	$1,733,059	$3,989,040

Shareholders’ equity	$4,011,134	$4,146,756	$5,457,729	$6,494,044	$6,708,250

Dividends paid	$0	$0	$0	$0	$0
_____________
*Excludes discontinued operations of the mutual fund division.

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED) *

	Quarter Ended
	3-31-12	6-30-12	9-30-12	12-31-12

Revenues	$4,160,778	$4,866,975	$4,724,365	$4,529,732
Operating income (loss)	(451,791)	136,457	137,855	148,208
Other expense	(21,769)	(4,160)	(3,120)	(3,469)
Income tax benefit (expense)	75,766	(41,980)	(52,015)	(55,603)
Net income (loss)	(397,794)	90,317	82,720	89,136

	Quarter Ended
	3-31-11	6-30-11	9-30-11	12-31-11

Revenues	$5,170,090	$4,933,677	$4,170,723	$3,715,984
Operating income (loss)	111,574	255,244	(39,858)	(70,352)
Other expense	(19,851)	(16,156)	(4,724)	(22,749)
Income tax benefit (expense)	(17,454)	(30,934)	(38,445)	28,020
Net income (loss)	74,269	170,073	(121,608)	(65,082)

	Quarter Ended
	3-31-10	6-30-10	9-30-10	12-31-10

Revenues	$4,535,563	$5,155,622	$4,714,262	$4,986,360
Operating income (loss)	(35,148)	165,226	(63,080)	(909,882)
Other expense	(20,391)	(20,268)	(20,198)	(20,023)
Income tax benefit (expense)	(44,772)	(105,695)	9,476	181,573
Net income (loss)	(100,311)	39,263	(154,942)	(778,792)

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.
_____________
*Excludes discontinued operations of the mutual fund division.