Form 10-Q
period 2013-03-31
Capital Financial Holdings, Inc
filed 2013-05-15
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

________________________________________________________________
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

As of March 31, 2013, there were 14,455,943 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$1,108,696	$1,221,606
Accounts receivable (net of an allowance of $24,000 for 2013 and 2012)	1,454,023	1,308,157
Deferred tax asset – current	5,088	8,933
Prepaids	27,288	38,077

Total current assets	$2,595,095	$2,576,773
PROPERTY AND EQUIPMENT
Property and equipment	$341,015	$328,347
Less accumulated depreciation	(286,090)	(279,485)
Net property and equipment	$54,925	$48,862

OTHER ASSETS
Goodwill	$2,132,026	$2,132,026
Severance escrow	254,259	254,196
Deferred tax asset – non-current	535,851	539,132
Other assets (net of accumulated amortization of $214,444 for 2013 and 2012)	192,877	225,890

Total other assets	$3,115,013	$3,151,244

TOTAL ASSETS	$5,765,033	$5,776,879

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	December 31,
	2013	2012

CURRENT LIABILITIES
Accounts payable	$115,097	$172,390
Commissions payable	1,572,539	1,301,194
Other current liabilities	38,541	99,320
Current portion of long-term liabilities	-	125,668

Total current liabilities	$1,726,177	$1,698,572

LONG-TERM LIABILITIES
Promissory note	-	67,173
Other long-term liabilities	22,000	-

Total long-term liabilities	$22,000	$67,173

TOTAL LIABILITIES	$1,748,177	$1,765,745

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 14,455,943 and 14,455,943 shares issued and outstanding, respectively	1,446	1,446
Additional paid in capital – common stock	10,446,302	10,446,302
Accumulated deficit	(6,655,892)	(6,661,614)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$4,016,856	$4,011,134

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,765,033	$5,776,879

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
OPERATING REVENUES
Fee income	$229,585	259,305
Commissions	5,109,867	3,864,888
Interest and other income	122,688	36,585

Total revenue	$5,462,140	4,160,778

OPERATING EXPENSES
Compensation and benefits	$300,349	263,261
Commission expense	4,758,550	3,569,916
General and administrative expenses	367,042	449,969
Depreciation and amortization	6,604	14,892
Goodwill impairment	-	314,531

Total operating expenses	$5,432,545	4,612,569

OPERATING INCOME (LOSS)	$29,595	(451,791)

OTHER INCOME (EXPENSES)
Interest expense	$(3,907)	(21,769)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	25,688	(473,560)
INCOME TAX BENEFIT (EXPENSE)	$(19,966)	75,766
NET INCOME (LOSS)	$5,722	(397,794)

NET INCOME PER COMMON SHARE:
Basic	$.00	(.03)
Diluted	$.00	(.03)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	14,455,943	14,455,943
Diluted	14,455,943	14,455,943

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,722	(397,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,604	14,892
Goodwill impairment	-	314,531
Loss on disposal of assets	-	74,651
Provision for income taxes	7,126	(84,047)
(Increase) decrease in:
Accounts receivable	(145,866)	14,294
Prepaids & other	43,803	17,311
Severance escrow	(63)	(30,905)
Accounts payable	(57,293)	30,784
Commissions payable	271,345	59,559
Other liabilities	(60,779)	(116,965)
Net cash provided by (used in) operating activities	$70,599	(103,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(12,668)	(3,909)
Proceeds from sale of building	-	931,245
Net cash (used in) provided by investing activities	$(12,668)	927,336

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liability	(125,668)	(19,410)
Increase in Settlements payable	22,000
Repayment of promissory note	(67,173)	(948,235)
Net cash used in financing activities	$(170,841)	(967,645)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(112,910)	(143,998)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,221,606	929,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,108,696	785,032

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest	5,512	21,769

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013 and 2012

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiary (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012, of Capital Financial Holdings, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2012, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of operating results for the entire year.

NOTE 2 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 on pages 10 and 11 of our 2012 Form 10-K.

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company adopted ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 simplifies how an entity tests indefinite-lived intangibles assets other than goodwill for impairment. Another objective of ASU 2012-02 is to improve the consistency of impairment testing guidance among long-term asset categories. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2012 condensed consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on the Company’s net income (loss).

NOTE 4 - BUSINESS ACQUISITIONS

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. As of March 31, 2013 the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition as of March 31, 2013. Due to the goodwill impairment charge that was recorded on December 31, 2010 and March 31, 2012(See Note 5-Goodwill), as of March 31, 2013 the total goodwill recorded relating to this acquisition was $456,410.

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2013, are as follows:

Balance as of January 1, 2013	$2,132,026
Impairment loss on goodwill	-
Goodwill acquisition price adjustment during the period (See Note 4)	-
Balance as of March 31, 2013	$2,132,026

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. There were no events that occurred nor a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value during the first quarter in 2013. Therefore, the second step of testing for impairment was not required.

NOTE 6 - PROMISSORY NOTE

On October 21, 2011, the Company issued a promissory note to PawnMart, Inc. in exchange for the repurchase of the 3,050,000 shares of preferred stock. The note carries an interest rate of 7%, with quarterly payments of $66,801. On March 30, 2012 the Company revised the agreement with PawnMart, Inc. to release the building as security on the original note. The Company made a payment of $925,922. In April of 2012, the Company made a $100,000 payment. The Company was to make quarterly payments of $34,000 with the last payment being $34,965 until maturity April 1, 2014. On March 1, 2013, the Company made a payment of $118,000. On March 28, 2013 the Company paid the promissory note in full plus accrued interest for a total payment of $46,353. Interest expense on this note was $5,512 in 2013 and $31,826 in 2012. There is no longer a liability related to this note.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$5,722			(397,794)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$5,722	14,455,943	.00	(397,794)	14,455,943	$(.03)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$5,722	14,455,943	.00	(397,794)	14,455,943	$(.03)

Options and warrants to purchase 7,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at March 31, 2013, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2013, because their effect was anti-dilutive.

NOTE 8 - FAIR VALUE DISCLOSURES

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

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available. CFS had determined, based off of information provided by the Limited Partnership that the fair market value of the $76,876 investment was estimated at $45,000 based on discounted cash flows at the time of purchase by CFS. Since then, CFS has determined, based off of information provided by the Limited Partnership that, as of March 19, 2013, the fair market value of this $76,876 investment is estimated to be $12,214 based on discounted cash flows; however this amount could fluctuate with the prices of oil and natural gas. As of May 13, 2013, the Company has opted to exercise the Presentment Feature. This investment is included in other assets on the balance sheet.

The Company has accumulated cash for the possible future payments of severance and benefits for senior management, should they leave. This is an accrual the company has elected to set aside for possible future obligations. These funds are reflected as Severance Escrow on the balance sheet, and consist of cash accounts.

	Carrying Value at March 31, 2013				Quarter ended March 31, 2013
	Total	Level 1	Level 2	Level 3	Total Losses
Other Investment	$12,214	$-	$-	$12,214	$-
Severance Escrow	254,259	254,259

	Carrying Value at March 31, 2012				Quarter ended March 31, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-
Severance Escrow	260,473	260,473

Reconciliation of Level 3 Balances:

Balance as of January 1, 2012	$45,000
Loss on other investment	-
Balance as of December 31, 2012	45,000
Loss on other investment	32,786
Balance as of March 31, 2013	$12,214

NOTE 9 - LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations. Issuers of certain alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the bankruptcy of the KH Funding Company, and the bankruptcy proceedings of the various DBSI entities RMC Medstone and Cole Credit Property Trust. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At March 31, 2013, the Company is a defendant in five on-going suits and arbitrations as discussed above. The Company expects any possible settlement, if any, to be below the maximum limits of coverage under our liability insurance policy and any amounts of shared coverage by the Company, to the insurance Company is not material to the financial statements. However, the Company expects to prevail in these cases. During 2012, The Company settled lawsuits that will require $44,000 in payments during 2013 and 2014. During the second quarter of 2013, an agreement for one of the arbitrations mentioned above was reached. On May 7, 2013, Company made payment of approximately $19,000 to their insurance provider in order to satisfy this agreement. No further payments will be required on the aforementioned settled lawsuits.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of March 31, 2013, the Company had 17 full-time employees and 2 part-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 222 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	5,722	(397,794)
Income per share:
Basic	.00	(.03)
Diluted	.00	(.03)

The Company reported net income for the quarter ended March 31, 2013, of $5,722, compared to net loss of $397,794 for the same quarter in 2012.

Operating revenues

Total operating revenues for the quarter ended March 31, 2013 were $5,462,140, an increase of 31% from $4,160,778 for the quarter ended March 31, 2012. The increases for the three month period resulted primarily from increases in commission income received by CFS, the Company’s broker-dealer division.

Fee Income

Fee income for the quarter ended March 31, 2013 was $229,585, a decrease of 11% from $259,305 for the quarter ended March 31, 2012. The decreases were due to decline in fee income received by CFS, as a result of lower values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 4% of the Company’s consolidated revenues for 2013.

Commission Income

Commission income includes CFS commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended March 31, 2013 was $5,109,867, an increase of 32% from $3,864,888 for the quarter ended March 31, 2012. The increases were due primarily to the increase in commissions received by CFS due to market conditions. Commission revenues constituted 94% of the Company’s consolidated revenues for 2013.

Other income

Interest and other income for the quarter ended March 31, 2013 was $122,688, an increase of 235% from $36,585 for the quarter ended March 31, 2012. The increases were due to an increase in the marketing income received related to alternative investment products. Interest and other income constituted 2% of the Company’s consolidated revenues for the three months ended March 31, 2013.

Operating expenses

Total operating expenses for the quarter March 31, 2013 were $5,432,545, an increase of 18% from $4,612,569 for the quarter ended March 31, 2012. The increases resulted from the net increase in the expense categories described below.

Compensation and benefits

Compensation and benefits expense for the quarter ended March 31, 2013 was $300,349, an increase of 14% from $263,261 for the quarter ended March 31, 2012. The increases resulted from an increase in wages and benefits to employees and payroll taxes.

Commission expense

Commission expense for the quarter ended March 31, 2013 was $4,758,550, an increase of 33% from $3,569,916 for the quarter ended March 31, 2012. The increase in commission expense corresponds with the increase in commission income for the quarter.

General and administrative expense

Total general and administrative expenses for the quarter ended March 31, 2013 were $367,042, a decrease of 18% from $449,969 for the quarter ended March 31, 2012. The decreases were due primarily to a decrease in the legal expenses incurred through litigation costs, outside professional services, and expenses no longer applicable in 2013 due to the sale of the building in 2012.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended March 31, 2013 was $6,604, a decrease of 56% from $14,892 for the quarter ended March 31, 2012. The primary difference corresponds with the sale of the building and the disposal of assets that occurred during 2012.

Liquidity and capital resources

Net cash provided by operating activities was $70,599 for the three months ended March 31, 2013, as compared to net cash used in operating activities of $103,689 during the three months ended March 31, 2012. The primary difference corresponds to the goodwill impairment recorded in 2012.

Net cash used in investing activities was $12,668 for the three months ended March 31, 2013, compared to net cash provided by investing activities of $927,336 for the three months ended March 31, 2012. The primary difference corresponds with the sale of the building and the disposal of assets that occurred during 2012.

Net cash used in financing activities was $170,841 for the three months ended March 31, 2013, compared to net cash used in financing activities of $967,645 for the three months ended March 31, 2012. The primary difference corresponds with the early repayment of the promissory note with PawnMart.

At March 31, 2013, the Company held $1,108,696 in cash and cash equivalents, as compared to $785,032 at March 31, 2012. The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable as a Smaller Reporting Company

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations. Issuers of certain alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the bankruptcy of the KH Funding Company, and the bankruptcy proceedings of the various DBSI entities RMC Medstone and Cole Credit Property Trust. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At March 31, 2013, the Company is a defendant in five on-going suits and arbitrations as discussed above. The Company expects any possible settlement, if any, to be below the maximum limits of coverage under our liability insurance policy and any amounts of shared coverage by the Company, to the insurance Company is not material to the financial statements. However, the Company expects to prevail in these cases. During 2012, The Company settled lawsuits that will require $44,000 in payments during 2013 and 2014. During the second quarter of 2013, an agreement for one of the arbitrations mentioned above was reached. On May 7, 2013, Company made payment of approximately $19,000 to their insurance provider in order to satisfy this agreement. No further payments will be required on the aforementioned settled lawsuits.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2013	-	-	-	$597,754
February 2013	-	-	-	$597,754
March 2013	-	-	-	$597,754
Total	-	-	-	$597,754

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date: May 15, 2013	By:	/s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)