Form 10-Q
period 2013-06-30
Capital Financial Holdings, Inc
filed 2013-08-14
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 14,455,943 common shares of the issuer outstanding. On July 15, 2013 the Company filed Articles of Amendment with the North Dakota Secretary of State effecting a 10,000 to 1 reverse stock split. As a result of that filing and after that date the Company had approximately 1,445 shares of common stock outstanding pending FINRA approval.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	June 30, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations -
	Three Months Ended June 30, 2013 and 2012	5

	Unaudited Condensed Consolidated Statements of Operations -	6
	Six Months Ended June 30, 2013 and 2012

	Unaudited Condensed Consolidated Statements of Cash Flows -	7
	Six Months Ended June 30, 2013 and 2012

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Removed and Reserved	16

Item 5.	Other Information	17

Item 6.	Exhibits	17

	SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$1,546,003	$1,221,606
Accounts receivable (net of an allowance of $24,000 for 2013 and 2012)	1,683,861	1,308,157
Deferred tax asset – current	15,849	8,933
Prepaids	19,226	38,077

Total current assets	$3,264,939	$2,576,773
PROPERTY AND EQUIPMENT
Property and equipment	$346,098	$328,347
Less accumulated depreciation	(291,249)	(279,485)
Net property and equipment	$54,847	$48,862

OTHER ASSETS
Goodwill	$2,132,026	$2,132,026
Severance escrow	257,282	254,196
Deferred tax asset – non-current	516,367	539,132
Other assets (net of accumulated amortization	180,663	225,890
of $214,444 for 2013 and 2012)

Total other assets	$3,086,338	$3,151,244

TOTAL ASSETS	$6,406,124	$5,776,879

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	June 30,	December 31,
	2013	2012

CURRENT LIABILITIES
Accounts payable	$213,425	$172,390
Commissions payable	1,669,928	1,301,194
Other current liabilities	340,180	99,320
Current portion of long-term liabilities	-	125,668

Total current liabilities	$2,223,533	$1,698,572

LONG-TERM LIABILITIES
Promissory note	-	67,173
Other long-term liabilities	22,000	-

Total long-term liabilities	$22,000	$67,173

TOTAL LIABILITIES	$2,245,533	$1,765,745

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;
14,455,943 and 14,455,943 shares issued and outstanding, respectively	1,446	1,446
Additional paid in capital – common stock	10,446,302	10,446,302
Accumulated deficit	(6,512,157)	(6,661,614)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$4,160,591	$4,011,134

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,406,124	$5,776,879

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,
	2013	2012
OPERATING REVENUES
Fee income	$291,015	234,730
Commissions	4,836,778	4,580,968
Interest and other income	115,291	51,277

Total revenue	$5,243,084	4,866,975

OPERATING EXPENSES
Compensation and benefits	$358,533	312,404
Commission expense	4,371,095	4,129,532
General and administrative expenses	274,604	281,543
Depreciation and amortization	6,442	7,039

Total operating expenses	$5,010,674	4,730,518

OPERATING INCOME (LOSS)	$232,410	136,457

OTHER INCOME (EXPENSES)
Interest expense	$-	(4,160)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	232,410	132,297
INCOME TAX BENEFIT (EXPENSE)	$(88,677)	(41,980)
NET INCOME (LOSS)	$143,733	90,317

NET INCOME PER COMMON SHARE:
Basic	$.00	.00
Diluted	$.00	.00

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	14,455,943	14,455,943
Diluted	14,455,943	14,455,943

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
OPERATING REVENUES
Fee income	$520,600	494,036
Commissions	9,946,645	8,445,856
Interest and other income	237,979	87,861

Total revenue	$10,705,224	9,027,753

OPERATING EXPENSES
Compensation and benefits	$658,881	575,665
Commission expense	9,129,645	7,699,448
General and administrative expenses	641,644	731,513
Depreciation and amortization	13,047	21,931
Goodwill impairment	-	314,531

Total operating expenses	$10,443,217	9,343,089

OPERATING INCOME (LOSS)	$262,006	(315,335)

OTHER INCOME (EXPENSES)
Interest expense	$(3,907)	(25,928)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	258,100	(341,263)
INCOME TAX BENEFIT (EXPENSE)	$(108,644)	33,786
NET INCOME (LOSS)	$149,456	(307,477)

NET INCOME PER COMMON SHARE:
Basic	$.01	(.02)
Diluted	$.01	(.02)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	14,455,943	14,455,943
Diluted	14,455,943	14,455,943

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$149,456	(307,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,764	21,931
Goodwill impairment	-	314,531
Loss on disposal of assets	-	69,469
Provision for income taxes	15,849	(26,557)
(Increase) decrease in:
Accounts receivable	(375,704)	2,896
Prepaids & other	64,082	53,683
Severance escrow	(3,086)	(24,501)
Accounts payable	41,035	3,310
Commissions payable	368,734	80,142
Other liabilities	240,859	78,399
Net cash provided by operating activities	$512,989	265,826

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(17,751)	(3,908)
Proceeds from sale of building	-	931,245
Net cash (used in) provided by investing activities	$(17,751)	927,337

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liability	(125,668)	(61,590
Increase in Settlements payable	22,000
Repayment of promissory note	(67,173)	(1,048,235)
Net cash used in financing activities	$(170,841)	(1,109,825)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$324,397	83,338

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,221,606	929,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,546,003	1,012,368

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013 and 2012

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended June 30, 2013, are not necessarily indicative of operating results for the entire year.

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

The Company adopted ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. The objective of the amendments in this Update is to eliminate that diversity in practice. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company adopted ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-07 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2012 condensed consolidated financial statements have been reclassified to conform to the 2013 presentation.  These reclassifications had no effect on the Company’s net income (loss).

NOTE 4 - BUSINESS ACQUISITIONS

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. As of June 30, 2013 the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition as of June 30, 2013. Due to the goodwill impairment charge that was recorded on December 31, 2010 and March 31, 2012(See Note 5-Goodwill), as of June 30, 2013 the total goodwill recorded relating to this acquisition was $456,410.

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2013, are as follows:

Balance as of January 1, 2013	$2,132,026
Impairment loss on goodwill	-
Goodwill acquisition price adjustment during the period (See Note 4)	-
Balance as of June 30, 2013	$2,132,026

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. There were no events that occurred nor a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value during the second quarter in 2013. Therefore, the second step of testing for impairment was not required.

NOTE 6 – PROMISSORY NOTE

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

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$143,733			90,317
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$143,733	14,455,943	.00	90,317	14,455,943	$.00
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$143,733	14,455,943	.00	90,317	14,455,943	$.00

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$149,456			(307,477)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$149,456	14,455,943	.01	(307,477)	14,455,943	$(.02)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$149,456	14,455,943	.01	(307,477)	14,455,943	$(.02)

Options and warrants to purchase 7,486,113 common shares at exercise prices between $0.35 and $1.43 were outstanding at March 31, 2013, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2013, because their effect was anti-dilutive.

NOTE 8 – FAIR VALUE DISCLOSURES

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

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available. CFS had determined, based off of information provided by the Limited Partnership that the fair market value of the $76,876 investment was estimated at $45,000 based on discounted cash flows at the time of purchase by CFS. Since then, CFS has determined, based off of information provided by the Limited Partnership that, as of March 19, 2013, the fair market value of this $76,876 investment is estimated to be $12,214 based on discounted cash flows; however this amount could fluctuate with the prices of oil and natural gas. This investment is included in other assets on the balance sheet. In May of 2013, CFS opted to exercise the “presentment”feature and was paid the current value of the investment in the amount of $11,922,98. As of June 17, 2013, this investment is no longer an asset of CFS.

The Company has accumulated cash for the possible future payments of severance and benefits for senior management, should they leave. This is an accrual the company has elected to set aside for possible future obligations. These funds are reflected as Severance Escrow on the balance sheet, and consist of cash accounts.

	Carrying Value at June 30, 2013				Quarter ended June 30, 2013
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$-	$-	$-	$-	$-
Severance Escrow	257,282	257,282

	Carrying Value at June 30, 2012				Quarter ended June 30, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Other Investment	$45,000	$-	$-	$45,000	$-
Severance Escrow	254,069	254,069

Reconciliation of Level 3 Balances:

Balance as of January 1, 2012	$45,000
Loss on other investment	-
Balance as of December 31, 2012	45,000
Distributions	11,923
Loss on other investment	33,077
Balance as of June 30, 2013	$-

NOTE 9 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations. Issuers of certain alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the bankruptcy of the KH Funding Company, and the bankruptcy proceedings of the various DBSI entities RMC Medstone and Cole Credit Property Trust. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At June 30, 2013, the Company is a defendant in three on-going suits and arbitrations as discussed above. The Company expects any possible settlement, if any, to be below the maximum limits of coverage under our liability insurance policy and any amounts of shared coverage by the Company, to the insurance Company is not material to the financial statements. However, the Company expects to prevail in these cases. During 2012, the Company settled lawsuits that will require $44,000 in payments during 2013 and 2014.  During the second quarter of 2013, an agreement for one of the arbitrations mentioned above was reached. On May 7, 2013, the Company made payment of approximately $19,000 to their insurance provider in order to satisfy this agreement. No further payments will be required on the aforementioned settled lawsuits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of June 30, the Company had 17 full-time employees and 2 part-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 216 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2013	2012	2013	2012
Net income (loss)	143,733	90,316	149,456	(307,477)
Income per share:
Basic	.00	.00	.01	(.02)
Diluted	.00	.00	.01	(.02)

The Company reported net income for the quarter ended June 30, 2013, of $143,733, compared to net income of $90,317 for the same quarter in 2012. The Company reported net income of $149,456 for the six months ended June 30, 2013, compared to a net loss of $307,477 during the same period in 2012.

Operating revenues

Total operating revenues for the quarter ended June 30, 2013 were $5,243,084, an increase of 8% from $4,866,975 for the quarter ended June 30, 2012. Total operating revenues for the six month period ended June 30, 2013 were $10,705,224, an increase of 19% from $9,027,753 during the same period in 2012. The increases for the three and six month periods resulted primarily from increases in commission income received by CFS, the Company’s broker-dealer division.

Fee Income

Fee income for the quarter ended June 30, 2013 was $291,015, an increase of 24% from $234,730 for the quarter ended June 30, 2012.  Fee income for the six month period ended June 30, 2013 was $520,600, an increase of 5% from $494,036 during the same period in 2012. The increases were due to an increase in fee income received by CFS, as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company’s consolidated revenues for 2013.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended June 30, 2013 was $4,836,778, an increase of 6% from $4,580,968for the quarter ended June 30, 2012.  Commission income for the six month period ended June 30, 2013 was $9,946,645, an increase of 18% from $8,445,856 during the same period in 2012. The increases were due primarily to the increase in commissions received by CFS due to market conditions. Commission revenues constituted 93% of the Company’s consolidated revenues for 2013.

Other income

Interest and other income for the quarter ended June 30, 2013 was $115,291, an increase  of 125% from $51,277 for the quarter ended June 30, 2012.  Interest and other income for the six month period ended June 30, 2013 was $237,979, and increase of 171% from $87,861 during the same period in 2012. The increases were due to an increase in the marketing income received related to alternative investment products. Interest and other income constituted 2% of the Company’s consolidated revenues for the three months ended June 30, 2013.

Operating expenses

Total operating expenses for the quarter June 30, 2013 were $5,010,674, an increase of 6% from $4,730,518 for the quarter ended June 30, 2012. Total operating revenues for the six month period ended June 30, 2013 were $10,443,217, and increase of 19% from $9,343,089 during the same period in 2012. The increases resulted from the net increase in the expense categories described below.

Compensation and benefits

Compensation and benefits expense for the quarter ended June 30, 2013 was $358,533, an increase of 15% from $312,404 for the quarter ended June 30, 2012. Compensation and benefits expense for the six month period ended June 30, 2013 was $658,881, and increase of 15% from $575,665 during the same period in 2012. The increases resulted from an increase in wages and benefits to employees and payroll taxes.

Commission expense

Commission expense for the quarter ended June 30, 2013 was $4,371,095, an increase of 6% from $4,129,532 for the quarter ended June 30, 2012. Commission expense for the six month period ended June 30, 2013 was $9,129,645, and increase of 16% from $7,699,448 during the same period in 2012. The increase in commission expense corresponds with the increase in commission income for the quarter and six month period.

General and administrative expense

Total general and administrative expenses for the quarter ended June 30, 2013 were $274,604, a decrease of 2% from $281,543 for the quarter ended June 30, 2012. Total general and administrative expenses for the six month period ended June 30, 2013 were $641,644, a decrease from $731,513 during the same period in 2012. The decreases were due primarily to a decrease in the legal expenses incurred through litigation costs, outside professional services, the due diligence expenses, the dues & subscription expenses and expenses no longer applicable in 2013 due to the sale of the building in 2012.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended June 30, 2013 was $6,442, a decrease of 8% from $7,039 for the quarter ended June 30, 2012. Depreciation and amortization expense for the six month period ended June 30, 2013 was $13,047, a decrease of 41% from $21,931 during the same period in 2012. The primary difference corresponds with the sale of the building and the disposal of assets that occurred during 2012.

Liquidity and capital resources

Net cash provided by operating activities was $512,989 for the six months ended June 30, 2013, as compared to net cash provided by operating activities of $265,826 during the six months ended June 30, 2012.  The primary difference corresponds to the timing of payment/reimbursement on the E&O insurance, to the elimination of the Omega Drilling asset, and to the goodwill impairment recorded in 2012.

Net cash used in investing activities was $17,751 for the six months ended June 30, 2013, compared to net cash provided by investing activities of $927,337 for the six months ended June 30, 2012.  The primary difference corresponds with the sale of the building and the disposal of assets that occurred during 2012.

Net cash used in financing activities was $170,841 for the six months ended June 30, 2013, compared to net cash used in financing activities of $1,109,825 for the six months ended June 30, 2012.  The primary difference corresponds with the early repayment of the promissory note with PawnMart.

At June 30, 2013, the Company held $1,546,003 in cash and cash equivalents, as compared to $1,012,368 at June 30, 2012.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the anticipated stock split. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The Company will make monthly interest payments beginning September of 2013. The loan matures with the principal due on August 8, 2014. As of the Q filing date, no funds from the line of credit have been disbursed to the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations. Issuers of certain alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the bankruptcy of the KH Funding Company, and the bankruptcy proceedings of the various DBSI entities RMC Medstone and Cole Credit Property Trust. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At June 30, 2013, the Company is a defendant in three on-going suits and arbitrations as discussed above. The Company expects any possible settlement, if any, to be below the maximum limits of coverage under our liability insurance policy and any amounts of shared coverage by the Company, to the insurance Company is not material to the financial statements. However, the Company expects to prevail in these cases. During 2012, the Company settled lawsuits that will require $44,000 in payments during 2013 and 2014.  During the second quarter of 2013, an agreement for one of the arbitrations mentioned above was reached. On May 7, 2013, the Company made payment of approximately $19,000 to their insurance provider in order to satisfy this agreement. No further payments will be required on the aforementioned settled lawsuits.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2013	-	-	-	$597,754
May 2013	-	-	-	$597,754
June 2013	-	-	-	$597,754
Total	-	-	-	$597,754

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	August 14, 2013	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)
Date:	August 14, 2013	By /s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)