Form 10-Q
period 2013-09-30
Capital Financial Holdings, Inc
filed 2013-11-14
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

On July 15, 2013 the Company filed Articles of Amendment with the North Dakota Secretary of State effecting a 10,000 to 1 reverse stock split effective August 14, 2013. As a result of that filing and as of September 30, 2013, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$1,518,715	$1,221,606
Accounts receivable (net of an allowance of $24,000 for 2013 and 2012)	1,751,829	1,308,157
Deferred tax asset – current	5,088	8,933
Prepaids	47,454	38,077

Total current assets	$3,323,086	$2,576,773
PROPERTY AND EQUIPMENT
Property and equipment	$348,248	$328,347
Less accumulated depreciation	(294,528)	(279,485)
Net property and equipment	$53,720	$48,862

OTHER ASSETS
Goodwill	$2,132,026	$2,132,026
Severance escrow	257,347	254,196
Deferred tax asset – non-current	523,066	539,132
Other assets (net of accumulated amortization of $214,444 for 2013 and 2012)	180,663	225,890

Total other assets	$3,093,102	$3,151,244

TOTAL ASSETS	$6,469,908	$5,776,879

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	December 31,
	2013	2012

CURRENT LIABILITIES
Accounts payable	$256,927	$172,390
Commissions payable	1,827,582	1,301,194
Other current liabilities	30,377	99,320
Short-term debt	272,755	-
Current portion of long-term liabilities	-	125,668

Total current liabilities	$2,387,641	$1,698,572

LONG-TERM LIABILITIES
Promissory note	-	67,173
Other long-term liabilities	22,000	-

Total long-term liabilities	$22,000	$67,173

TOTAL LIABILITIES	$2,409,641	$1,765,745

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $10 and $.0001 par value respectively; 1,241 and 1,446 shares issued and outstanding, respectively	124,100	1,446
Additional paid in capital – common stock	10,098,656	10,446,302
Accumulated deficit	(6,387,489)	(6,661,614)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$4,060,267	$4,011,134

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,469,908	$5,776,879

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,
OPERATING REVENUES	2013	2012
Fee income	$255,660	225,008
Commissions	4,804,955	4,414,585
Interest and other income	192,555	84,771

Total revenue	$5,253,170	4,724,365

OPERATING EXPENSES
Compensation and benefits	$309,549	260,034
Commission expense	4,470,304	4,070,011
General and administrative expenses	256,487	249,553
Depreciation and amortization	5,733	6,913

Total operating expenses	$5,042,073	4,586,510

OPERATING INCOME	$211,097	137,855

OTHER (EXPENSES)
Interest expense	$(1,701)	(3,120)

INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	209,396	134,735
INCOME TAX (EXPENSE)	$(84,728)	(52,015)
NET INCOME	$124,668	82,720

NET INCOME PER COMMON SHARE:
Basic	$93	100
Diluted	$93	100

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,341	1,446
Diluted	1,341	1,446

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Nine Months Ended September 30,
	2013	2012
OPERATING REVENUES
Fee income	$776,260	719,044
Commissions	14,751,599	12,860,441
Interest and other income	430,534	172,632

Total revenue	$15,958,393	13,752,118

OPERATING EXPENSES
Compensation and benefits	$968,430	835,699
Commission expense	13,599,949	11,769,459
General and administrative expenses	898,132	981,066
Depreciation and amortization	18,779	28,844
Goodwill impairment	-	314,531

Total operating expenses	$15,485,290	13,929,599

OPERATING INCOME (LOSS)	$473,103	(177,481)

OTHER (EXPENSES)
Interest expense	$(5,607)	(29,048)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	467,496	(206,529)
INCOME TAX (EXPENSE)	$(193,372)	(18,229)
NET INCOME (LOSS)	$274,124	(224,758)

NET INCOME PER COMMON SHARE:
Basic	$194	(200)
Diluted	$194	(200)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,410	1,446
Diluted	1,410	1,446

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$274,124	(224,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,779	28,840
Goodwill impairment	-	314,531
Loss of sale of building	-	69,469
Provision for income taxes	19,911	72,374
(Increase) decrease in:
Accounts receivable	(443,672)	(143,718)
Prepaids & other	35,851	9,644
Severance escrow	(3,151)	(24,565)
Accounts payable	84,537	35,096
Commissions payable	526,388	321,620
Other liabilities	(68,944)	43,994
Net cash provided by operating activities	$443,823	502,527

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(23,637)	(12,688)
Proceeds from sale of building	-	931,245
Net cash (used in) provided by investing activities	$(23,637)	918,557

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of notes payable	(125,668)	(61,590)
Increase in settlements payable	22,000	-
Proceeds from short-term borrowings	297,048	-
Payments on short-term borrowings	(24,293)	-
Repayment of promissory note	(67,173)	(1,077,092)
Retirement of shares	(224,991)	-
Net cash used in financing activities	$(123,077)	(1,138,682)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$297,109	282,402

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,221,606	929,030

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,518,715	1,211,432

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013 and 2012

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended September 30, 2013, are not necessarily indicative of operating results for the entire year.

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

NOTE 3 – RECLASSIFICATION

Certain amounts in the 2012 condensed consolidated financial statements have been reclassified to conform to the 2013 presentation.  These reclassifications had no effect on the Company’s net income (loss).

NOTE 4 – BUSINESS ACQUISITIONS

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho.  UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company.  Pursuant to the agreement, in exchange for receipt of the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. As of September 30, 2013 the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition as of June 30, 2013. Due to the goodwill impairment charge that was recorded on December 31, 2010 and March 31, 2012(See Note 5-Goodwill), as of September 30, 2013 the total goodwill recorded relating to this acquisition was $456,410.

NOTE 5 – GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2013, are as follows:

Balance as of January 1, 2013	$2,132,026
Impairment loss on goodwill	-
Goodwill acquisition price adjustment during the period (See Note 4)	-
Balance as of September 30, 2013	$2,132,026

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

During the third quarter of 2013, the Company tested for impairment indicators and noted that there were none.

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

NOTE 7 – LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the stock split. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of September 30, 2013. The Company makes monthly interest payments. The loan matures with the principal due on August 8, 2014.  The Company has set up monthly payments with an automatic payment of $25,000. As of September, the Company had outstanding $272,755 against its line of credit in order to help fund the buyback on the Company’s common stock. As of September 30, 2013 interest expense on this line of credit was $707. There are no financial covenants associated with the line of credit.

NOTE 8 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  Changes are due to the stock buyback and reverse stock split. The following reconciles amounts reported in the financial statements:

	Three Months Ended September 31, 2013			Three Months Ended September 31, 2012
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$124,668			82,720
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$124,668	1,341	93	82,720	1,446	$100
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$124,668	1,341	93	82,720	1,446	$100

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$274,124			(224,758)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$274,124	1,410	194	(224,758)	1,446	$(200)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$274,124	1,410	194	(224,758)	1,446	$(200)

Options and warrants to purchase 748.6113 common shares at exercise prices between $3,500 and $14,300 were outstanding at September 31, 2013, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2013, because their effect was anti-dilutive.

NOTE 9 – FAIR VALUE DISCLOSURES

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

	Carrying Value at September 30, 2013				Quarter ended September 30, 2013
	Total	Level 1	Level 2	Level 3	Total Losses
Other Investment	$-	$-	$-	$-	$-
Severance Escrow	257,347	257,347

	Carrying Value at September 30, 2012				Quarter ended September 30, 2012
	Total	Level 1	Level 2	Level 3	Total Losses
Other Investment	$45,000	$-	$-	$45,000	$-
Severance Escrow	254,196	254,196

Reconciliation of Level 3 Balances:

Balance as of January 1, 2012	45,000
Loss on other investment	-
Balance as of December 31, 2012	45,000
Distributions	11,923
Loss on other investment	33,077
Balance as of September 30, 2013	-

NOTE 10 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations. Issuers of certain alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the bankruptcy of the KH Funding Company, and the bankruptcy proceedings of the various DBSI entities RMC Medstone, Medical Capital and Cole Credit Property Trust. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At September 30, 2013, the Company is a defendant in six on-going suits and arbitrations as discussed above. The Company expects any possible settlement, if any, to be below the maximum limits of coverage under our liability insurance policy and any amounts of shared coverage by the Company, to the insurance company is not material to the financial statements. However, the Company expects to prevail in these cases. During 2012, the Company settled lawsuits that will require $44,000 in payments during 2013 and 2014.  During the third quarter of 2013, an agreement for one of the arbitrations mentioned above was reached and the Company will be making a payment in the amount of $20,000 in November in order to satisfy this agreement. No further payments will be required on the aforementioned settled lawsuits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of September 30, the Company had17 full-time employees and 7 part-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 218 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 31,		September 30,
	2013	2012	2013	2012
Net income (loss)	124,668	82,720	274,124	(224,758)
Income per share:
Basic	93	100	194	(200)
Diluted	93	100	194	(200)

The Company reported net income for the quarter ended September 30, 2013, of $124,668, compared to net income of $82,720 for the same quarter in 2012. The Company reported net income of $274,124 for the nine months ended September 30, 2013, compared to a net loss of $224,758 during the same period in 2012.

Operating revenues

Total operating revenues for the quarter ended September 30, 2013 were $5,253,170, an increase of 8% from $4,724,365 for the quarter ended September 30, 2012. Total operating revenues for the nine month period ended September 30, 2013 were $15,958,393, an increase of 14% from $13,752,118 during the same period in 2012. The increases for the three and nine month periods resulted primarily from increases in commission income received by CFS, the Company’s broker-dealer division.

Fee Income

Fee income for the quarter ended September 30, 2013 was $255,660, an increase of 14% from $225,008 for the quarter ended September 30, 2012.  Fee income for the nine month period ended June 30, 2013 was $776,260, an increase of 8% from $719,004 during the same period in 2012. The increases were due to an increase in fee income received by CFS, as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company’s consolidated revenues for 2013.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended September 30, 2013 was $4,804,955, an increase of 8% from $4,414,585 for the quarter ended September 30, 2012.  Commission income for the nine month period ended September 30, 2013 was $14,751,599, an increase of 15% from $12,860,441 during the same period in 2012. The increases were due primarily to the increase in commissions received by CFS due to market conditions. Commission revenues constituted 92% of the Company’s consolidated revenues for 2013.

Other income

Interest and other income for the quarter ended September 30, 2013 was $192,555, an increase  of 127% from $84,771 for the quarter ended September 30, 2012.  Interest and other income for the nine month period ended September 30, 2013 was $430,534, and increase of 149% from $172,632 during the same period in 2012. The increases were due to an increase in the marketing income received related to alternative investment products. Interest and other income constituted 3% of the Company’s consolidated revenues for 2013.

Operating expenses

Total operating expenses for the quarter September 30, 2013 were $5,042,073, an increase of 10% from $4,586,510 for the quarter ended September 30, 2012. Total operating revenues for the nine month period ended June 30, 2013 were $15,485,290, and increase of 11% from $13,929,599 during the same period in 2012. The increases resulted from the net increase in the expense categories described below.

Compensation and benefits

Compensation and benefits expense for the quarter ended September 30, 2013 was $309,549, an increase of 19% from $260,034 for the quarter ended September 30, 2012. Compensation and benefits expense for the nine month period ended September 30, 2013 was $968,430, and increase of 16% from $835,699 during the same period in 2012. The increases resulted from an increase in wages and benefits to employees and payroll taxes.

Commission expense

Commission expense for the quarter ended September 30, 2013 was $4,470,304, an increase of 10% from $4,070,011 for the quarter ended September 30, 2012. Commission expense for the nine month period ended September 30, 2013 was $13,599,949, and increase of 16% from $11,769,459 during the same period in 2012. The increase in commission expense corresponds with the increase in commission income for the quarter and nine month period.

General and administrative expense

Total general and administrative expenses for the quarter ended September 30, 2013 were $256,487, an increase of 3% from $249,553 for the quarter ended September 30, 2012.  The increases were due primarily to an increase in legal costs and outside service costs associated with the reverse stock split and the conversion. Total general and administrative expenses for the nine month period ended September 30, 2013 were $898,132, a decrease from $981,066 during the same period in 2012. The decreases were due primarily to a decrease in the legal expenses incurred through litigation costs, outside professional services, the due diligence expenses, the dues & subscription expenses and expenses no longer applicable in 2013 due to the sale of the building in 2012.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended September 30, 2013 was $5,733, a decrease of 17% from $6,913 for the quarter ended September 30, 2012. Depreciation and amortization expense for the nine month period ended September 30, 2013 was $18,779, a decrease of 35% from $28,844 during the same period in 2012. The primary difference corresponds with the sale of the building and the disposal of assets that occurred during 2012.

Liquidity and capital resources

Net cash provided by operating activities was $443,823 for the nine months ended September 30, 2013, as compared to net cash provided by operating activities of $502,527 during the nine months ended September 30, 2012.  The primary difference corresponds to the timing of payment/reimbursement on the E&O insurance, to the elimination of the Omega Drilling asset, and to the goodwill impairment recorded in 2012.

Net cash used in investing activities was $23,637 for the nine months ended September 30, 2013, compared to net cash provided by investing activities of $918,557 for the nine months ended September 30, 2012.  The primary difference corresponds with the sale of the building and the disposal of assets that occurred during 2012.

Net cash used in financing activities was $123,077 for the nine months ended September 30, 2013, compared to net cash used in financing activities of $1,138,682 for the nine months ended September 30, 2012.  The primary difference corresponds with the early repayment of the promissory note with PawnMart and the line of credit for the share buyback.

At September 30, 2013, the Company held $1,518,715 in cash and cash equivalents, as compared to $1,465,565 at September 30, 2012.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the stock split. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of September 30, 2013. The Company makes monthly interest payments. The loan matures with the principal due on August 8, 2014.  The Company has set up monthly payments with an automatic payment of $25,000. As of September, the Company had outstanding $272,755 against its line of credit in order to help fund the buyback on the Company’s common stock. As of September 30, 2013 interest expense on this line of credit was $707. There are no financial covenants associated with the line of credit.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations. Issuers of certain alternative products sold by the Company are in Chapter 11 Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the bankruptcy of the KH Funding Company, and the bankruptcy proceedings of the various DBSI entities RMC Medstone, Medical Capital and Cole Credit Property Trust. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At September 30, 2013, the Company is a defendant in six on-going suits and arbitrations as discussed above. The Company expects any possible settlement, if any, to be below the maximum limits of coverage under our liability insurance policy and any amounts of shared coverage by the Company, to the insurance company is not material to the financial statements. However, the Company expects to prevail in these cases. During 2012, the Company settled lawsuits that will require $44,000 in payments during 2013 and 2014.  During the third quarter of 2013, an agreement for one of the arbitrations mentioned above was reached and the Company will be making a payment in the amount of $20,000 in November in order to satisfy this agreement. No further payments will be required on the aforementioned settled lawsuits.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2013	-	-	-	$597,754
August 2013	-	-	-	$597,754
September 2013	-	-	-	$597,754
Total	-	-	-	$597,754

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	November 14, 2013	By	/s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Date:	November 14, 2013	By	/s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)