Form 10-K
period 2013-12-31
Capital Financial Holdings, Inc
filed 2014-03-18
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of _____________ to _______________

Commission File Number 000-25958

CAPITAL FINANCIAL HOLDINGS, INC. (The Company)
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☐ Yes   ☑ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 5, 2014 was $669,300, based on the last reported sale price. For purposes of this calculation, the Registrant has assumed that its board of directors, executive officers and holders of greater than five percent of the Registrant’s shares are affiliates.

On March 1, 2014, there were 1,241 shares of the issuer’s common equity outstanding.

References in this Annual Report on Form 10-K to the “Company”, “CFH”, “we”, “us”, “its” or “our” includes the subsidiary, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2014, are incorporated by reference in certain sections of Part III.

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

Item 1. Business.

OVERVIEW

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of December 31, 2013, the Company had 16 full-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

BUSINESS DEVELOPMENT

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 500,000 options to purchase shares of the Company to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2013, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge that was recorded for the year ended December 31, 2010 and March 31, 2012, as of December 31, 2013, the total goodwill recorded relating to this acquisition was $456,410.

THE COMPANY’S SUBSIDIARY

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

Capital Financial Services, Inc.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 211 investment representatives and investment advisors.

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

CFS is a registered broker-dealer subject to extensive regulation and periodic examinations by the SEC, FINRA, and state agencies in those states in which CFS conducts business. As a broker-dealer, CFS is subject to the Net Capital Rule promulgated by the SEC under the Securities Exchange Act of 1934. This rule requires that a broker-dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations.

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

None.

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

All SEC reports are also made available on the Company’s website at http://capitalfinancialholdings.com. These reports, including annual reports on Form 10-K and 10-KSB, quarterly reports on Form 10-Q and 10-QSB, and current reports on Form 8-K, are available on the same day they are filed with the SEC.

Item 1A. Risk Factors.

Not Applicable as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments.

Not Applicable as a Smaller Reporting Company.

Item 2. Properties.

The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. At this location, the Company leases 7,184 square feet of office and storage space. The Company believes that the leased space is adequate for the Company’s operating needs. The rental lease agreement ends March 31, 2016.

Item 3. Legal Proceedings.

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. As a result, the Company is involved in various disputes and legal proceedings, including litigation, arbitration and regulatory investigations. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At December 31, 2013, the Company is a defendant in six on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. During 2012, the Company settled lawsuits that required a $22,000 payment in 2013 and an additional $22,000 payment during 2014. In January of 2014, the Company settled a lawsuit in the amount of $10,000. In January of 2014, an additional arbitration was received. An analysis of contingent liabilities, if any, has not been completed as of the time of this filing. No further payments will be required on the aforementioned settled proceedings.

Item 4. Mine Safety Disclosure.

Not applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about the Company’s Common Stock

The Company’s Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company’s common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share forward split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On June 19, 2013 the shareholders of the Company approved a 1:10,000 reverse stock split, which took effect on August 14, 2013. On December 31, 2013, the closing price of the Company’s Common Shares on the OTC Bulletin Board was $725 per share. At February 21, 2014, there were approximately 300 shareholders of record.

The following table sets forth the high and low closing prices for the Company’s common stock. The quotations reflect post-reverse stock split, inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2013		2012
	Fiscal Year		Fiscal Year
Quarter	High	Low	High	Low

First Quarter	800	550	700	400
Second Quarter	2,000	700	600	400
Third Quarter	3,000	920	700	500
Fourth Quarter	1,093	725	800	500

The Company has not paid a dividend with respect to its common stock. The Company is evaluating the possibility of establishing a future dividend program.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Smaller Reporting Company Repurchases of Equity Securities:

In November of 1997, the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of its outstanding common stock from time to time in the open market.  As of December 31, 2013 the approximate dollar value of shares that may yet be purchased under the plans or programs was $597, 754.

Item 6. Selected Financial Data.

Not Applicable as a Smaller Reporting Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	2013	2012	2011	Variance 2013 to 2012	Variance 2012 to 2011
OPERATING REVENUES
Fee income	$1,034,004	$972,049	$1,031,083	6%	(6)%
Commission income	19,720,342	17,030,021	16,180,938	14%	5%
Other income	668,127	279,780	778,453	139%	(64)%
Total revenue	$21,422,473	$18,281,850	$17,990,474	17%	2%

OPERATING EXPENSES
Compensation and benefits	$1,426,151	$1,139,265	$1,067,439	25%	7%
Commission expense	18,044,891	15,525,721	15,111,206	16%	3%
Goodwill impairment expense	-	314,531	-	(100)%	100%
General and administrative expenses	1,248,748	1,295,925	1,487,384	(4)%	(13)%
Depreciation and amortization	25,458	35,680	67,837	(29)%	(47)%
Total operating expenses	$20,745,248	$18,311,122	$17,733,866	13%	3%

OPERATING INCOME (LOSS)	$677,225	$(29,272)	$256,608	2,413%	(111)%

OTHER EXPENSES
Interest expense	(4,900)	(32,517)	(63,480)	(85)%	(49)%
Gain (Loss) on sale of Omega shares	$(33,077)	$-	$-	100%	0%
Total other expenses	(37,977)	(32,517)	(63,480)	17%	(49)%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFI (EXPENSE)	$639,248	$(61,790)	$193,128	1,134%	(132)%

INCOME TAX BENEFIT (EXPENSE)	$(262,429)	$(73,832)	$(58,813)	255%	26%

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$376,819	$(135,622)	$134,315	377%	(201)%

DISCONTINUED OPERATIONS
Gain (Loss) on disposal of discontinued operations	-	-	(76,663)	0%	(100)%
Net discontinued operations	$-	$-	$(76,663)	0%	(100)%

NET INCOME (LOSS)	$376,819	$(135,622)	$57,652	377%	(335)%

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:	276	(94)	0.00

NET INCOME (LOSS) PER COMMON SHARE:	276	(94)	0.00

Year Ended December 31, 2013, compared with Year Ended December 31, 2012:

Operating Revenues—Total operating revenues for 2013 were $21,422,473, an increase of 17% from $18,281,850 in 2012. The increase resulted from increased commission income earned by CFS, the Company’s broker-dealer division.

Fee Income—Fee income for 2013 was $1,034,004, a 6% increase from $972,049 in 2012. The increase was due to an increase in fees received by CFS as a result of an increase in assets under management in CFS’ registered investment advisor.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor. The Company pays the registered representatives a portion of this fee income as a commission expense and retains the balance. These fees constituted 5% of the Company’s consolidated revenues in 2013.

Commission Income—Commission income includes all concessions received. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2013 was $19,720,342, a 15% increase from $17,030,021 in 2012. The increase was due primarily to a increase in commissions received by CFS as a result of market conditions and the addition of new representatives in 2012 and 2013. Future market conditions will continue to impact commission levels. Commission rvenues constituted 92% of the Company’s consolidated revenues in 2013.

Other Income—Other income for 2013 was $668,127 a 139% increase from $279,780 in 2012. The increase was due primarily to an increase in marketing and other income overrides from sales on alternative investments. Other income constituted 3% of the Company’s consolidated revenues in 2013.

Operating Expenses—Total operating expenses for 2013 were $20,745,248 a 13% increase from $18,311,122 in 2012. The increase resulted from the net increases in the expense categories described in the paragraphs below.

Compensation and Benefits—Compensation and benefits expense for 2013 was $1,426,151, a 25% increase from $1,139,265 in 2012. The increase resulted primarily from a increase in salaries, wages, insurance premiums and 401k contributions.

Commission Expense—Commission expense for 2013 was $18,044,891, a 16% increase from $15,525,721 in 2012. The increase corresponds with the increase in commission income.

Goodwill Impairment Expense— There was no goodwill impairment expense for 2013 compared to $314,531 in 2012.

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

As of December 31, 2013, there were no impairment indicators, so further testing of goodwill was not deemed necessary.

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

General and Administrative Expenses—Total general and administrative expenses for 2013 were $1,248,748, comparable to $1,295,925 in 2012. The decrease is due to a reduction in compensation paid to directors, insurance, due diligence expense, utilities expense and computer software expense.

Depreciation and Amortization—Depreciation and amortization for 2013 was $25,458, a 29% decrease from $35,680 in 2012. he primary difference corresponds with the sale of the building and the disposal of assets that occurred in 2012.

Interest Expense—Interest expense was $4,900 for 2013, an 85% decrease from $32,517 in 2012. The decrease was due to the fact that we paid in full a promissory note in 2012.

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

Commission Income—Commission income includes all concessions received. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2012 was $17,030,021, a 5% increase from $16,180,938 in 2011. The increase was due primarily to an increase in commissions received by CFS as a result of market conditions. Future market conditions will continue to impact commission levels. Commission revenues constituted 93% of the Company’s consolidated revenues in 2012.

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

Compensation and Benefits—Compensation and benefits expense for 2012 was $1,139,265, a 7% increase from $1,067,439 in 2011. The increase resulted primarily from a increase in salaries, wages, insurance premiums and 401k contributions.

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

FINANCIAL CONDITION

On December 31, 2013, the Company’s assets aggregated $6,635,074, an increase of 15% from $5,776,879 in 2012, due to decrease in income tax receivables, the employee sponsored severance escrow and other assets, offset by increases in cash and cash equivalents, accounts receivable, deferred tax asset, long-term receivable, goodwill, and net property and equipment. Stockholder’s equity was $4,162,962 on December 31, 2013, compared to $4,011,134 on December 31, 2012.

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

Cash provided by operating activities was $701,988 for the year ended December 31, 2013, as compared to net cash provided by operating activities of $559,221 for the year ended December 31, 2012 and net cash used in operating activities of $236,469 for the year ended December 31, 2011. In 2011, a gain was recorded on the prepayment of the convertible promissory note.

Net cash used for investing activities was $63,363 for the year ended December 31, 2013, as compared to net cash provided by investing activities of $902,104 for the year ended December 31, 2012 and net cash provided by investing activities of $333,989 for the year ended December 31, 2011. During the year ended December 31, 2012, the cash provided by investing activities was from the sale of the building.

Net cash used by financing activities was $195,108 for the year ended December 31, 2013, as compared to net cash used by financing activities of $1,168,749 for the year ended December 31, 2012, and net cash used by financing activities of $1,142,428 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2013, the Company held $1,665,123 in cash and cash equivalents, as compared to $1,221,606 on December 31, 2012. Liquid assets, which consist of cash and cash equivalents, totaled $1,665,123 at December 31, 2013, as compared to $1,221,606 on December 31, 2012, and $929,030 on December 31, 2011. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable as a Smaller Reporting Company.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item, the accompanying notes thereto, and the reports of independent registered public accounting firm are included as part of this Form 10-K immediately following the signatures page, beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Capital Financial Holdings, Inc. (together with its consolidated subsidiary, the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles (“GAAP”).

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the 1992 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013, is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAPs, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date: March 17, 2014	By:	/s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature & Title

Date: March 17, 2014	By:	/s/ John R. Carlson
John R. Carlson
President, Executive Officer & Director
(Principal Executive Officer)

Date: March 17, 2014	By:	/s/ Elizabeth A. Redding
Elizabeth A. Redding
Chief Financial Officer, Corporate Secretary & Director
(Principal Financial & Accounting Officer)

Date: March 17, 2014	By:	/s/ Gordon Dihle
Gordon Dihle
Chairman

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

MINOT, NORTH DAKOTA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF

DECEMBER 31, 2013, 2012 AND 2011

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Capital Financial Holdings, Inc. and Subsidiary
Minot, North Dakota

We have audited the accompanying consolidated balance sheet of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Capital Financial Holdings, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Hein & Associates LLP

Denver, Colorado
March 17, 2014

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,665,123	$1,221,606
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2013 and 2012)	1,733,765	1,308,157
Deferred tax asset – current	-	8,933
Prepaids	77,915	38,077

Total current assets	$3,476,803	$2,576,773

PROPERTY AND EQUIPMENT	$387,974	$328,347
Less accumulated depreciation	(301,207)	(279,485)

Net property and equipment	$86,767	$48,862

OTHER ASSETS
Goodwill	$2,132,026	$2,132,026
Severance escrow	257,412	254,196
Deferred tax asset – non-current	501,403	539,132
Other assets (net of accumulated amortization of $214,444 for 2013 and 2012)	180,663	225,890

Total other assets	$3,071,504	$3,151,244

TOTAL ASSETS	$6,635,074	$5,776,879

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$340,244	$172,390
Commissions payable	1,861,049	1,301,194
Other current liabilities	48,096	99,320
Current portion of long-term debt	-	125,668
Line of credit	200,723	-
Settlements payable	22,000	-

Total current liabilities	$2,472,112	$1,698,572

LONG-TERM LIABILITIES
Promissory note	-	67,173

Total long-term liabilities	$-	$67,173

TOTAL LIABILITIES	$2,472,112	$1,765,745

STOCKHOLDERS’ EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 shares issued and 0 outstanding	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value 1,241 and 1,446 shares issued and outstanding, respectively	1,241	1,446
Additional paid in capital – common stock	10,221,515	10,446,302
Accumulated deficit	(6,284,794)	(6,661,614)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$4,162,962	$4,011,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,635,074	$5,776,879

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
OPERATING REVENUES
Fee income	$1,034,004	$972,049	$1,031,083
Commission income	19,720,342	17,030,021	16,180,938
Other income	668,127	279,780	778,453
Total revenue	$21,422,473	$18,281,850	$17,990,474

OPERATING EXPENSES
Compensation and benefits	$1,426,151	$1,139,265	$1,067,439
Commission expense	18,044,891	15,525,721	15,111,206
Goodwill impairment expense	-	314,531	-
General and administrative expenses	1,248,748	1,295,926	1,487,384
Depreciation and amortization	25,458	35,680	67,837
Total operating expenses	$20,745,248	$18,311,123	$17,733,866

OPERATING INCOME (LOSS)	$677,225	$(29,273)	$256,608

OTHER EXPENSES
Interest expense	(4,900)	(32,517)	(63,480)
Loss on Omega Shares	$(33,077)	-	-
Total other expenses	(37,977)	$(32,517)	$(63,480)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$639,248	$(61,790)	$193,128

INCOME TAX EXPENSE	(262,429)	(73,832)	(58,813)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$376,819	$(135,622)	$134,315

DISCONTINUED OPERATIONS
Loss on disposal of mutual fund segment	-	-	(76,663)
Total discontinued operations (net of tax)	$-	$-	$(76,663)

NET INCOME (LOSS)	$376,819	$(135,622)	$57,652

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$276	$(94)	$100
Diluted	$276	$(94)	$100

SHARES USED IN COMPUTING NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	1,368	1,446	1,469
Diluted	1,368	1,446	1,469

NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$0.00	$(0.00)	$(100)
Diluted	$0.00	$(0.00)	$(100)

SHARES USED IN COMPUTING NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	1,368	1,446	1,469
Diluted	1,368	1,446	1,469

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$276	$(94)	$0.00
Diluted	$276	$(94)	$0.00

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Amounts			Shares
	2013	2012	2011	2013	2012	2011

Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital
Balance, beginning of year	$10,447,748	$10,447,748	$10,447,748	1,241	1,446	1,446
Common stock issued	-	-	-	-	-	-
Retirement of common stock	224,991	-	-	-	-	-
Balance, end of year	$10,222,756	$10,447,748	$10,447,748	1,241	1,446	1,446

Accumulated deficit
Balance, beginning of year	$(6,661,614)	$(6,525,992)	$(6,515,019)
Net income (loss)	376,819	(135,622)	57,652
Preferred dividends	-	-	(68,625)
Balance, end of year	$(6,284,794)	$(6,661,614)	$(6,525,992)

Treasury stock and additional paid-in capital
Balance, beginning of year	$-	$-	$-
Purchase of preferred stock	(1,300,000)	(1,300,000)	(1,300,000)
Balance, end of year	$(1,300,000)	$(1,300,000)	$(1,300,000)

Total stockholders’ equity	$4,162,962	$4,011,134	$4,146,756

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$376,819	$(135,622)	$57,652
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and Amortization	25,458	35,680	67,837
Goodwill impairment expense	-	314,531	-
Gain on prepayment of convertible promissory note	-	-	(235,000)
(Gain) loss on disposal of discontinued operations	-	-	76,663
Loss on disposal of assets	-	79,370	-
Provision for income taxes	55,785	55,119	44,583
Effects on operating cash flows due to changes in:
Accounts receivable	(425,608)	(13,227)	137,645
Income taxes receivable	-	54,046	(454)
Prepaids	5,389	5,599	(5,254)
Severance escrow	(3,216)	(24,628)	(17,305)
Other assets	-	-	(52)
Commissions payable	559,855	116,449	(113,333)
Accounts payable	158,731	91,604	(246,801)
Other liabilities	(51,225)	(19,700)	(2,650)

Net cash provided (used) by operating activities	$701,988	$559,221	$(236,469)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(63,363)	(23,818)	(13,286)
Proceeds on sale of building	-	925,922-	-
Long-term receivable	-	-	347,275

Net cash provided (used) by investing activities	$(63,363)	$902,104	$333,989

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2013	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES

Reduction in promissory note	$(67,173)	$(990,352)	$-
Reduction of long-term liability	(125,668)	(116,807)	(81,031)
Dividends paid	-	-	(68,625)
Reduction of notes payable	-	(61,590)	(277,772)
Proceeds from short-term borrowing	297,063
Payments on short-term borrowing	(96,339)
Increase in settlements payable	22,000
Retirement of shares	(224,991)
Prepayment of convertible promissory note	-	-	(715,000)

Net cash used by financing activities	$(195,108)	$(1,168,749)	$(1,142,428)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$443,517	$292,576	$(1,044,908)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,221,606	929,030	1,973,938
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,665,123	$1,221,606	$929,030

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,900	$32,419	$63,480
Income taxes	$36,227	$12,199	$16,921

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Decrease in goodwill	$-	$-	$101,994
Decrease in other long-term liabilities	$-	$-	$101,994
Goodwill impairment expense	$-	$314,531	$-

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

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

Clearing Deposits—The Company has “Deposit Accounts” with each of its Clearing Firms, as set forth in each of the Clearing Agreements. Upon termination or expiration of these agreements, the Clearing Firms would deliver the balance of these accounts to the Company. As of December 31, 2013 the balance in the Company’s Dain account and Pershing account was $35,000 and $100,000 respectively.

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

Property and equipment—Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives of 5-7 years.

Other assets—Other assets include debt issue costs, clearing deposits and other miscellaneous assets. Debt issue costs are amortized over the life of the corresponding debt. There were no debt issue costs for the years 2013, 2012 or 2011.

Advertising—Costs of advertising and promotion are expensed as incurred. Advertising and promotion costs aggregated $0 in 2013, $464 in 2012 and $45 in 2011.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 1,241 in 2013, 1,446 2012 and 1,464 in 2011. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, written put options, and preferred shares.

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

Reclassification—Certain amounts from 2012 and 2011 have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on the Company’s net income/(loss).

Concentration of Credit Risk - The Company has a concentration of credit risk for cash deposits at various financial institutions.  These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The Company has not experienced any losses in such accounts.

Recent Accounting Developments—The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company is currently assessing the potential impact of ASU No. 2013-11 on our financial statements. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2013 and 2012 consist of cash and savings accounts of $1,665,123 and $1,221,606 and severance escrow of $257,412 and $254,196 respectively.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and 2012, consists of the following:

	2013	2012
Office furniture and equipment	$387,974	$328,347
Accumulated depreciation and amortization	(301,207)	(279,485)
	$86,767	$48,862

Depreciation expense totaled $25,458, $35,680 and $67,837 in 2013, 2012 and 2011, respectively.

NOTE 4—BUSINESS ACQUISITIONS

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 500,000 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. As of December 31, 2012, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge of $101,994 that was recorded on December 31, 2010 and a charge of $25,862 that was recorded on March 31, 2012 (See Note 12-Goodwill), as of December 31, 2013, the total goodwill recorded relating to this acquisition is $456,410.

NOTE 5—LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of December 31, 2013. The Company makes monthly interest payments. The loan matures with the principal due on August 8, 2014.  The Company has set up monthly payments with an automatic payment of $25,000. As of December 31, 2013, the Company had outstanding $200,723 against its line of credit in order to help fund the buyback on the Company’s common stock. As of December 31, 2013 interest expense on this line of credit was $3,661. There are no financial covenants associated with the line of credit.
Short-term debt at December 31, 2013 and 2012 was as follows:

Short-term debt at December 31, 2013 and 2012 was as follows:

	Rate	2013	2012

Line of credit	1.509% above U.S. Prime Rate	200,723	-

Totals		$200,723	$-

NOTE 6—LONG-TERM DEBT

Long-term debt at December 31, 2013 and 2012 was as follows:

	Rate	Current Portion	2013	2012

Promissory note	7.00%	-	-	192,841

Totals		$-	$-	$192,841

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

Promissory Note- On October 21, 2011, the Company issued a promissory note to PawnMart, Inc. in exchange for the repurchase of the 3,050,000 shares of preferred stock.  The note carries an interest rate of 7%, with quarterly payments of $66,801. On March 30, 2012 the Company revised the agreement with PawnMart, Inc. to release the building as security on the original note. The Company made a payment of $925,922. In April of 2012, the Company made a $100,000 payment. The Company will make quarterly payments of $34,000 with the last payment being $34,965 until maturity April 1, 2014. On March 1, 2013, the Company made a payment of $118,000. On March 28, 2013, the Company paid the promissory note in full plus accrued interest for a total payment of $46,353. Interest expense on this note was $5,512 in 2013 and $31,826 in 2012. There is no longer a liability related to this note.

NOTE 7—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2013	2012	2011
Current income tax benefit (expense):
Federal	$(159,611)	$-	$-
State	(47,033)	(18,713)	(14,183)
Total current tax benefit (expense)	$(206,644)	$(18,713)	$(14,183)
Deferred tax benefit (expense):
Federal	$(48,421)	$(57,089)	$(39,542)
State	(7,364)	1,970	(5,088)
Total deferred tax benefit (expense)	$(55,785)	$(55,119)	$(44,630)

Total provision for income tax
benefit (expense)	$(262,429)	$(73,832)	$(58,813)

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

Deferred tax assets (liabilities) were comprised of the following:

	2013	2012	2011
Deferred tax asset:
Net operating and capital loss carry forwards	$5	$8,938	$81,292
Goodwill impairment adjustment	-	-	-
Stock option compensation	583,374	583,374	583,374

Total deferred tax assets	$583,379	$592,312	$664,666

Deferred tax liabilities:
Accumulated depreciation	$81,976	$44,247	$16,015
Accumulated amortization	-	-	45,467
Total deferred tax liabilities	$81,976	$44,247	$61,482

Net deferred tax asset	$501,403	$548,065	$603,184
Net deferred tax asset – current	$-	$8,933	$81,287
Net deferred tax asset – non-current	501,403	539,132	521,897
Net deferred tax asset	$501,403	$548,065	$603,184

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

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2013 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. The tax years 2010-2012 remain open to examination by taxing jurisdictions to which the Company is subject.

A reconciliation of the difference between the expected income tax benefit (expense) computed at the U.S. statutory income tax rate of 35% and the Company’s income tax expense is shown in the following table:

	2013		2012		2011
Federal tax benefit (expense) at statutory rates	$(91,850)	35%	$21,626	(35%)	$(67,595)	35%
State tax benefit (expense), net of federal tax effect	(13,121)	5%	3,089	(5%)	(9,656)	5%
Tax impact of goodwill impairment expense	-	0%	(122,667)	(199%)	-	(32%)
Other	(157,458)	(25%)	24,120	39%	18,438	10%

Actual tax benefit (expense)	$(262,429)	41%	$73,832	(120%)	$(58,813)	28%

In 2011, the Company had an estimated net operating loss carryover of approximately $235,000 that would expire if unused in 2030. The Company used $208,870 on their 2012 tax return and the remaining $28,825 will be applied to on the 2013 tax return.

NOTE 8—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 210 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 1 for 10,000 in 2013,  2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 0.2 warrants (adjusted for the 1 for 10,000 stock split in 2013 and the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 209 warrants as of December 31, 2013.

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

As part of the acquisition of Capital Financial Services, Inc., 50 options were granted in January of 2002 at a strike price of $5,000. These options were fully vested and expired on January 15, 2012.

The Company plans to issue additional common shares if any of its outstanding options are exercised. There have been no options exercised to date.

The Company has adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the twelve months ended December 31, 2013.

In June of 2013, shareholders approved by a majority vote a 10,000 to 1 reverse stock split during the annual meeting of shareholders. The reverse stock split became effective on August 14, 2013.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Option activity for the last three years was as follows:
Outstanding on January 1, 2011	589	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2011	589	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	50	-	-
Outstanding on December 31, 2012	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2013	539	$5,400	$2,800	$-

Exercisable options at the end of 2013 and 2012 were 539 and were 589 in 2011. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $4,900	138	Perpetual		$4,200	138	$4,200
$5,000 to $9,900	344	5	*	$5,200	344	$5,200
$10,000 to $15,000	57	2	*	$10,100	57	$10,100
$0 to $15,000	539	3.5	*	$5,400	539	$5,400

* Excludes options with a perpetual life

NOTE 9—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $5,276, $2,842, and $3,679 for the years ended December 31, 2013, 2012, and 2011, respectively. The matching contributions paid by the Company were $38,477, $33,886 and $32,624 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 10—NET CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiary Capital Financial Services, Inc. is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2013, this subsidiary had net capital of $885,717; a minimum net capital requirement of $271,795; excess net capital of $613,922 and a ratio of aggregate indebtedness to net capital of 4.6 to 1. This subsidiary is exempt from the reserve requirements of Rule 15c3-3(k)(2)(ii).

NOTE 11—OPERATING LEASES

The Company has various leases for office equipment and office space that are set to expire over the next several years through 2016. The total rent expense for these leases was $92,760, $84,204and $16,254 for December 31, 2013, 2012 and 2011 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2013.

Years ending December 31,
2014	$95,538
2015	97,335
2016	40,293
2017	21,279
Total minimum future rental payments	$254,445

NOTE 12—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2013, 2012, and 2011, are as follows:

	Capital Financial Holdings, Inc.		Broker-Dealer Services	Total

Balance as of January 1, 2011	$		$2,574,413	$2,574,413
Goodwill acquisition price adjustment during the period (see Note 4)		-	(101,994)	(101,994)
Impairment losses
Balance as of December 31, 2011		$-	$2,472,419	$2,472,419
Goodwill acquisition price adjustment during the period (see Note 4)		-	(25,862)	(25,862)
Impairment losses		-	(314,531)	(314,531)
Balance as of December 31, 2012		$-	$2,132,026	$2,132,026
Balance as of December 31, 2013		$-	$2,132,026	$2,132,026

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

As of December 31, 2013, there were no impairment indicators, so further testing of goodwill was not deemed necessary.

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

● Level 3 are unobservable inputs for the asset or liability and rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.).

The application of valuation techniques applied to similar assets and liabilities has been consistently applied.  The following is a description of the valuation methodologies used for instruments measured at fair value:

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available.  CFS had determined based off of the information provided by the Limited Partnership that the fair market value of the $76,876 investment was estimated at $45,000 based on discounted cash flows at the time of purchase by CFS which was included in other assets at December 31, 2013. Since then, CFS determined, based off of information provided by the Limited Partnership that, as of March 19, 2013, the fair market value of this $76,876 investment was $12,214, based on discounted cash flows. In May of 2013, CFS opted to exercise the “presentment” feature and was paid the current value of the investment in the amount of $11,923. No balance remains at December 31, 2013.

	Carrying Value at December 31, 2012				Year ended December 31, 2012
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses
Other Investment	$45,000	$-	$-	$45,000	$-

	Carrying Value at December 31, 2011				Year ended December 31, 2011
	Total	Level 1	Level 2	Level 3 Other Investment	Total Losses
Other Investment	$45,000	$-	$-	$45,000	$-

Reconciliation of Level 3 Balances:

Balance 1-1-11	$45,000
Impairment loss on other investment	-
Balance 12-31-11	$45,000
Impairment loss on other investment	-
Balance 12-31-12	$45,000
Distributions received	11,923
Impairment loss on other investment	33,077
Balance 12-31-13	$-

	Carrying Value at December 31, 2012				Year ended December 31, 2012
	Total	Level 1	Level 2	Level 3	Total Losses

Goodwill	$2,132,026	$-	$-	$2,132,026	$314,531

Losses of $314,531 represent an impairment charge related to the goodwill attributable to the Broker-Dealer business. (See Note 12—Goodwill).

Reconciliation of Level 3 Balances:

Balance 1-1-11	$2,574,413
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(101,994)
Balance 12-31-11	$2,472,419
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Acquisitions)	(25,862)
Impairment loss on goodwill	$(314,531)
Balance 12-31-12	2,132,026
Balance 12-31-13	$2,132,026

See Note 12—Goodwill, for a reconciliation of goodwill balances.

NOTE 14—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$376,819
Less: preferred stock dividends	-
Income (Loss) available to common stockholders – Basic earnings per share	376,819	1,368	$276
Effect of dilutive securities:
Options and warrants	-	-
Income (Loss) available to common stockholders – Diluted earnings per share	$376,819	1,368	$276

	For the Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$(135,622)
Less: preferred stock dividends	-
Loss available to common stockholders – Basic earnings per share	(135,622)	1,464	$(94)
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders – Diluted earnings per share	$(135,622)	1,464	$(94)

	For the Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$134,315
Less: preferred stock dividends	-
Loss available to common stockholders – Basic earnings per share	134,315	1,464	$100
Effect of dilutive securities:
Options and warrants	-	-
Diluted earnings per share	$134,315	1,464	$100

Options and warrants to purchase 749 common shares at exercise prices between $3,500 and $14,300 were outstanding at December 31, 2013, but were not included in the computation of earnings per share for the year ended December 31, 2013. The options and warrants were not included in the calculation because their exercise prices were greater than the average market price of the common shares during the period.

NOTE 15—COMPREHENSIVE INCOME (LOSS)

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

In October of 2006, the Company issued a $950,000 convertible promissory note in a private placement to PawnMart, Inc., which is a wholly owned subsidiary of Xponential, Inc.  The unsecured note carried an interest rate of 6.50% per annum, payable semi-annually, and was scheduled to mature on October 15, 2016.  The company negotiated with PawnMart, Inc. to prepay the note at a discounted rate of $715,000, as of June 6, 2011.  A payment of $640,000 was sent to PawnMart, Inc., and a $75,000 promissory note was signed for the remaining balance due.  This promissory note carried an interest rate of 6.50%, per annum, payable at the maturity date of the note, which was May 26, 2012.  On September 19, 2011, the Company paid the promissory note in full plus accrued interest, for a total payment of $76,523.  Interest payments made to PawnMart, Inc. relating to this note totaled $61,750 in 2011.

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

At its November 7, 2013 Board of Directors’ meeting Jeffrey Cummer tendered his resignation from the Board of Directors. The Board of Directors accepted Mr. Cummer’s resignation.

On December 17, 2013, Xponential announced that it completed the sale of substantially all of the assets of PawnMart, Inc. , its operating subsidiary (“PawnMart”), to Cash America, Inc.

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

Summarized financial information for discontinued operations is as follows:

Mutual Fund Segment

	December 31, 2013	December 31, 2012	December 31, 2011
Revenues	$-	$-	$-
Income from operation of discontinued mutual fund segment	-	-	-
Gain (Loss) on disposal of discontinued operations	-	-	(76,663)
Discontinued operations before taxes	-	-	(76,663)
Tax expense of discontinued operations	-	-	-
Total gain (loss) on discontinued operations, net of tax	$-	$-	$(76,663)

Voted on by the board of directors and effective July 1, 2011, the Company closed its oil and gas subsidiary, Capital Energy Resources, Inc.  The Company continues to operate as a Broker-Dealer through its wholly owned subsidiary Capital Financial Services, Inc.  The impact of closing this subsidiary, on the consolidated statement of operation, was not significant for the twelve months ending December 31, 2011 and has no impact for the twelve months ending December 31, 2012 or the twelve months ending December 31, 2013.

NOTE 18—LITIGATION

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  investigations. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At December 31, 2013, the Company is a defendant in six on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. During 2012, the Company settled lawsuits that required a $22,000 payment in 2013 and an additional $22,000 payment during 2014. In January of 2014, the Company settled a lawsuit in the amount of $10,000. In January of 2014, an additional arbitration was received. An analysis of contingent liabilities, if any, has not been completed as of the time of this filing. No further payments will be required on the aforementioned settled  proceedings.

NOTE 19—SUBSEQUENT EVENTS

In January of 2014, the Company settled a lawsuit in the amount of $10,000. In January of 2014, an additional arbitration was received. An analysis of contingent liabilities, if any, has not been completed as of the time of this filing. No further payments will be required on the aforementioned settled lawsuits.

ADDITIONAL INFORMATION

INDEPENDENT AUDITOR'S REPORT
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

Hein & Associates LLP

Denver, Colorado
March 17, 2014

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
SELECTED FINANCIAL DATA*
FOR THE YEARS ENDED DECEMBER 31, AS INDICATED

	2013	2012	2011	2010	2009
Operating revenue	$21,422,473	$18,281,850	$17,990,474	$19,391,807	$17,902,774

Operating income (loss)	$639,248	$(61,790)	$256,608	$(842,882)	$(243,877)

Income tax benefit (expense)	$(262,429)	$(73,832)	$(58,813)	$40,581	$(274,759)

Basic earnings (loss) per share	$276	$(94)	$.00	$(700)	$(200)

Diluted earnings (loss) per share	$276	$(94)	$.00	$(700)	$(200)

Total assets	$6,635,074	$5,776,879	$6,923,410	$8,707,621	$9,500,728

Long-term obligations	$-	$67,173	$1,361,590	$1,472,387	$1,733,059

Shareholders’ equity	$4,162,962	$4,011,134	$4,146,756	$5,457,729	$6,494,044

Dividends paid	$0	$0	$0	$0	$0

*Excludes discontinued operations of the mutual fund division.

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED) *

	Quarter Ended
	3-31-13	6-30-13	9-30-13	12-31-13
Revenues	$5,462,140	$5,243,084	$5,253,170	$5,464,079
Operating income (loss)	29,596	232,410	211,097	204,722
Other expense	(3,907)	-	(1,701)	33,783
Income tax benefit (expense)	(19,967)	(88,677)	(84,728)	(69,058)
Net income (loss)	5,722	143,733	124,668	102,695

	Quarter Ended
	3-31-12	6-30-12	9-30-12	12-31-12
Revenues	$4,160,778	$4,866,975	$4,724,365	$4,529,732
Operating income (loss)	(451,791)	136,457	137,855	148,208
Other expense	(21,769)	(4,160)	(3,120)	(3,469)
Income tax benefit (expense)	75,766	(41,980)	(52,015)	(55,603)
Net income (loss)	(397,794)	90,317	82,720	89,136

	Quarter Ended
	3-31-11	6-30-11	9-30-11	12-31-11
Revenues	$5,170,090	$4,933,677	$4,170,723	$3,715,984
Operating income (loss)	111,574	255,244	(39,858)	(70,352)
Other expense	(19,851)	(16,156)	(4,724)	(22,749)
Income tax benefit (expense)	(17,454)	(30,934)	(38,445)	28,020
Net income (loss)	74,269	170,073	(121,608)	(65,082)

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

*Excludes discontinued operations of the mutual fund division.