Form 10-Q
period 2014-03-31
Capital Financial Holdings, Inc
filed 2014-05-15
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$1,218,661	$1,665,123
Accounts receivable (net of an allowance of $24,000 for 2014 and 2013)	2,020,402	1,733,765
Prepaids	69,166	77,915

Total current assets	$3,308,229	$3,476,803
PROPERTY AND EQUIPMENT
Property and equipment	$391,524	$387,974
Less accumulated depreciation	(308,156)	(301,207)
Net property and equipment	$83,368	$86,767

OTHER ASSETS
Goodwill	$2,132,026	$2,132,026
Severance escrow	257,475	257,412
Deferred tax asset – non-current	497,721	501,403
Other assets (net of accumulated amortization of $214,444 for 2014 and 2013)	180,841	180,663

Total other assets	$3,068,063	$3,071,504

TOTAL ASSETS	$6,459,660	$6,635,074

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	December 31,
	2014	2013

CURRENT LIABILITIES
Accounts payable	$110,854	$340,244
Commissions payable	2,032,875	1,861,049
Settlements payable	22,000	22,000
Line of credit	127,827	200,723
Other current liabilities	55,269	48,096
Total current liabilities	$2,348,825	$2,472,112

TOTAL LIABILITIES	$2,348,825	$2,472,112

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 1,241 and 1,446 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(6,336,921)	(6,284,794)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$4,110,835	$4,162,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,459,660	$6,635,074

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
OPERATING REVENUES
Fee income	$366,267	229,585
Commissions	4,968,635	5,109,867
Interest and other income	133,928	122,688

Total revenue	$5,468,830	5,462,140

OPERATING EXPENSES
Compensation and benefits	$301,365	300,349
Commission expense	4,866,481	4,758,550
General and administrative expenses	331,050	367,042
Depreciation	6,949	6,604

Total operating expenses	$5,505,847	5,432,545

OPERATING INCOME (LOSS)	$(37,017)	29,595

OTHER EXPENSES
Interest expense	$(6,274)	(3,907)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(43,291)	25,688
INCOME TAX EXPENSE	$(8,836)	(19,966)
NET INCOME (LOSS)	$(52,127)	5,722

NET INCOME PER COMMON SHARE:
Basic	$(42)	4
Diluted	$(42)	4

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,446
Diluted	1,241	1,446

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(52,127)	5,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,949	6,604
Provision for income taxes	24,925	7,126
(Increase) decrease in:
Accounts receivable	(286,637)	(145,866)
Prepaids & other	8,571	43,803
Severance escrow	(63)	(63)
Accounts payable	(229,390)	(57,293)
Commissions payable	171,826	271,345
Other liabilities	7,173	(60,779)
Net cash (used in) provided by operating activities	$(370,016)	70,599

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(3,550)	(12,668)
Net cash used in investing activities	$(3,550)	(12,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term borrowings	(72,896)	(125,668)
Increase in Settlements payable	-	22,000
Repayment of promissory note	-	(67,173)
Net cash used in financing activities	$(72,896)	(170,841)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(446,462)	(112,910)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,665,123	1,221,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,218,661	1,108,696

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	6,274	5,512

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014 and 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiary (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013, of Capital Financial Holdings, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2013, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2014, are not necessarily indicative of operating results for the entire year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 of our 2013 Form 10-K filed on March 18, 2014.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.  These reclassifications had no effect on the Company’s net income (loss).

NOTE 4 - GOODWILL

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. There were no events that occurred nor a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value during the first quarter in 2014. Therefore, the second step of testing for impairment was not required.

NOTE 5 – PROMISSORY NOTE

On October 21, 2011, the Company issued a promissory note to PawnMart, Inc. in exchange for the repurchase of the 3,050,000 shares of preferred stock.  The note carries an interest rate of 7%, with quarterly payments of $66,801. On March 30, 2012 the Company revised the agreement with PawnMart, Inc. to release the building as security on the original note. The Company made a payment of $925,922. In April of 2012, the Company made a $100,000 payment. The Company was to make quarterly payments of $34,000 with the last payment being $34,965 until maturity April 1, 2014. On March 1, 2013, the Company made a payment of $118,000. On March 28, 2013 the Company paid the promissory note in full plus accrued interest for a total payment of $46,353. Interest expense on this note was $5,512 in 2013. There is no longer a liability related to this note.

NOTE 6 – LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of March 31, 2014. The Company makes monthly interest payments. The loan matures August 8, 2014.  The Company has set up monthly payments with an automatic payment of $25,000. As of March 31, 2014, the Company had outstanding $127,827 against its line of credit. As of March 31, 2014 interest expense on this line of credit was $3,661. There are no financial covenants associated with the line of credit.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2014 and 2013. Changes are due to the stock buyback and reverse stock split

Option activity for the twelve months ended December 31, 2013 and the three months ended March 31, 2014 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2013	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2013	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	20	-	-
Outstanding on March 31, 2014	519	$5,400	$2,800	$-

Exercisable options totaled 538.8113 at December 31, 2013 and totaled 518.8113at March 31, 2014.

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

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(52,127)			5,722
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(52,127)	1,241	(42)	5,722	1,446	$4
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(52,127)	1,241	(42)	5,722	1,446	$4

Options and warrants to purchase 728.6113 common shares at exercise prices between $3,500 and $14,300 were outstanding at March 31, 2014, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2014 and March 31, 2013, because their effect was anti-dilutive.

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

The application of valuation techniques applied to similar assets and liabilities has been consistently applied.  The following is a description of the valuation methodologies used for instruments measured at fair value: On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available.  CFS had determined based off of the information provided by the Limited Partnership that the fair market value of the $76,876 investment was estimated at $45,000 based on discounted cash flows at the time of purchase by CFS which was included in other assets at December 31, 2013. Since then, CFS determined, based off of information provided by the Limited Partnership that, as of March 19, 2013, the fair market value of this $76,876 investment was $12,214, based on discounted cash flows. In May of 2013, CFS opted to exercise the “presentment” feature and was paid the current value of the investment in the amount of $11,923. No balance remains as of December 31, 2013.

The Company has accumulated cash for the possible future payments of severance and benefits for senior management, should they leave. This is an accrual the company has elected to set aside for possible future obligations. These funds are reflected as Severance Escrow on the balance sheet, and consist of cash accounts.

	Carrying Value at March 31, 2014				Quarter ended March 31, 2013
	Total	Level 1	Level 2	Level 3	Total Losses
Other Investment	$-	$-	$-	$-	$-
Severance Escrow	257,475	257,475	-	-	-

	Carrying Value at March 31, 2013				Quarter ended March 31, 2014
	Total	Level 1	Level 2	Level 3	Total Losses
Other Investment	$12,214	$-	$-	$12,214	$-
Severance Escrow	254,259	254,259	-	-	-

NOTE 10 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At March 31, 2014, the Company is a defendant in seven on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. In April 2014, the Company settled one of the aforementioned lawsuits in the amount of $6,000. During 2012, the Company settled lawsuits that required a $22,000 payment in 2013 and an additional $22,000 payment during 2014. This payment was made during April of 2014. Subsequent to the quarter ended March 31, 2014, the Company received an additional complaint. Should the complaint become an arbitration, it would be covered under the Company’s liability insurance policy and any amounts of shared coverage by the Company to the insurance company is not material to the financial statements. No further payments will be required on the aforementioned settled proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of March 31, 2014, the Company had 17 full-time employees and 1 part-time employees consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 211 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	(52,127)	5,722
Income per share:
Basic	(42)	4
Diluted	(42)	4

The Company reported net loss for the quarter ended March 31, 2014, of $52,127, compared to net income of $5,722 for the same quarter in 2013. The loss in the quarter ended March 31, 2014 was due to stagnant growth and an increase in salaries, auditing expenses and commission expense during the first quarter of 2014.

Operating revenues

Total operating revenues for the quarter ended March 31, 2014 were $5,468,830, a slight increase from $5,462,140 for the quarter ended March 31, 2013. The increases for the three month period resulted primarily from increases in fee income received by CFS for assets held under management, the Company’s broker-dealer division.

Fee Income

Fee income for the quarter ended March 31, 2014 was $366,267, an increase of 59% from $229,585 for the quarter ended March 31, 2013.  The increases were due to an increase in fee income received by CFS, as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 6% of the Company’s consolidated revenues for 2014.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended March 31, 2014 was $4,968,635, a decrease of 2% from $5,109,867 for the quarter ended March 31, 2013.  The decreases were due primarily to the decrease in commissions received by CFS due to market conditions. Commission revenues constituted 92% of the Company’s consolidated revenues for 2014.

Other income

Interest and other income for the quarter ended March 31, 2014 was $133,928, an increase of 9% from $122,688 for the quarter ended March 31, 2013.  The increases were due to an increase in the marketing income received related to alternative investment products. Interest and other income constituted 2% of the Company’s consolidated revenues for the three months ended March 31, 2014.

Operating expenses

Total operating expenses for the quarter March 31, 2014 were $5,505,847, an increase of 1% from $5,432,545 for the quarter ended March 31, 2013. The increases resulted from the net increase in the expense categories described below.

Compensation and benefits

Compensation and benefits expense for the quarter ended March 31, 2014 was $301,365, a slight increase from $300,349 for the quarter ended March 31, 2013. The increases resulted from an increase in wages and benefits to employees and payroll taxes.

Commission expense

Commission expense for the quarter ended March 31, 2014 was $4,866,481, an increase of 2% from $4,758,550 for the quarter ended March 31, 2013.  While there was a slight increase in commission expense, overall expense was what the Company expected.

General and administrative expense

Total general and administrative expenses for the quarter ended March 31, 2014 were $331,050, a decrease of 9% from $367,042 for the quarter ended March 31, 2013.  The decreases were due primarily to a decrease in the legal expenses incurred through litigation costs and outside professional services..

Depreciation

Depreciation expense for the quarter ended March 31, 2014 was $6,949, an increase of 5% from $6,604 for the quarter ended March 31, 2013..

Liquidity and capital resources

Net cash used in operating activities was $370,016 for the three months ended March 31, 2014, as compared to net cash provided by operating activities of $70,599 during the three months ended March 31, 2013.  The primary difference corresponds to bonus compensation paid to employees during the first quarter of 2014 as compared to bonus compensation paid to employees during the first quarter of 2013. The compensation for bonuses was included within accounts payable as of March 31, 2014.

Net cash used in investing activities was $3,550 for the three months ended March 31, 2014, compared to net cash used in investing activities of $12,668 for the three months ended March 31, 2013.  The primary difference corresponds with the purchases of assets during the first quarter of 2014 as compared to first quarter in 2013.

Net cash used in financing activities was $72,896for the three months ended March 31, 2014, compared to net cash used in financing activities of $170,841 for the three months ended March 31, 2013.  The primary difference corresponds with the early repayment of the promissory note with PawnMart, and the line of credit issued to the Company in 2013.

At March 31, 2014, the Company held $1,218,661 in cash and cash equivalents, as compared to $1,108,696 at March 31, 2013.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the stock split. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of March 31, 2014. The Company makes monthly interest payments. The loan matures August 8, 2014. The Company has set up monthly payments with an automatic payment of $25,000. As of March, the Company had outstanding $127,827 against its line of credit. As of March 31, 2014 interest expense on this line of credit was $6,274. There are no financial covenants associated with the line of credit.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

Item 4.   Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2014, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. At March 31, 2014, the Company is a defendant in seven on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. In April 2014, the Company settled one of the aforementioned lawsuits in the amount of $6,000. During 2012, the Company settled lawsuits that required a $22,000 payment in 2013 and an additional $22,000 payment during 2014. This payment was made during April of 2014. Subsequent to the quarter ended March 31, 2014, the Company received an additional complaint. Should the complaint become an arbitration, it would be covered under the Company’s liability insurance policy and any amounts of shared coverage by the Company to the insurance company is not material to the financial statements.  No further payments will be required on the aforementioned settled proceedings.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2014	-	-	-	$597,754
February 2014	-	-	-	$597,754
March 2014	-	-	-	$597,754
Total	-	-	-	$597,754

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date: May 15, 2014	By:	/s/ John Carlson
John Carlson
Chief Executive Officer & President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)