Form 10-Q
period 2014-06-30
Capital Financial Holdings, Inc
filed 2014-08-14
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$1,102,657	$1,665,123
Accounts receivable (net of an allowance of $24,000 for 2014 and 2013)	1,874,103	1,733,765
Prepaids	58,246	77,915

Total current assets	$3,040,568	$3,476,803
PROPERTY AND EQUIPMENT
Property and equipment	$415,067	$387,974
Less accumulated depreciation	(316,046)	(301,207)
Net property and equipment	$99,021	$86,767

OTHER ASSETS
Goodwill	$2,132,026	$2,132,026
Severance escrow	257,540	257,412
Natural resource investments	125,000	-
Deferred tax asset – non-current	400,339	501,403

Other assets (net of accumulated amortization of $214,444 for 2014 and 2013)	180,841	180,663

Total other assets	$3,095,746	$3,071,504

TOTAL ASSETS	$6,235,335	$6,635,074

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	June 30,	December 31,
	2014	2013

CURRENT LIABILITIES
Accounts payable	$145,670	$340,244
Commissions payable	1,844,811	1,861,049
Other current liabilities	52,873	48,096
Settlements payable	-	22,000
Line of credit	54,077	200,723
Total current liabilities	$2,102,993	$2,472,112
TOTAL LIABILITIES	$2,102,993	$2,472,112

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;
1,241 and 1,446 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,222,756	10,221,515
Accumulated deficit	(6,315,414)	(6,284,794)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$4,132,342	$4,162,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,235,335	$6,635,074

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,
	2014	2013
OPERATING REVENUES
Fee income	$208,570	291,015
Commissions	4,723,128	4,836,778
Interest and other income	160,075	115,291

Total revenue	$5,091,773	5,243,084

OPERATING EXPENSES
Compensation and benefits	$344,555	358,533
Commission expense	4,295,324	4,371,095
General and administrative expenses	260,889	274,604
Depreciation and amortization	7,890	6,442

Total operating expenses	$4,908,658	5,010,674

OPERATING INCOME	$183,115	232,410

OTHER INCOME (EXPENSES)
Interest expense	$(3,013)	-

INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	180,102	232,410
INCOME TAX EXPENSE	$(158,595)	(88,677)
NET INCOME	$21,507	143,733

NET INCOME PER COMMON SHARE:
Basic	$17	99
Diluted	$17	99

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,446
Diluted	1,241	1,446

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
OPERATING REVENUES
Fee income	$574,836	520,600
Commissions	9,697,186	9,946,645
Interest and other income	288,580	237,979

Total revenue	$10,560,602	10,705,224

OPERATING EXPENSES
Compensation and benefits	$645,920	658,881
Commission expense	9,161,805	9,129,645
General and administrative expenses	591,940	641,644
Depreciation and amortization	14,839	13,047

Total operating expenses	$10,414,504	10,443,217

OPERATING INCOME (LOSS)	$146,098	262,006

OTHER INCOME (EXPENSES)
Interest expense	$(9,287)	(3,907)

INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	136,811	258,100
INCOME TAX EXPENSE	$(167,431)	(108,644)
NET INCOME (LOSS)	$(30,620)	149,456

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(25)	103
Diluted	$(25)	103

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,446
Diluted	1,241	1,446

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,620)	149,456
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	14,839	11,764
Deferred income taxes	101,064	15,849
(Increase) decrease in:
Accounts receivable	(140,338)	(375,704)
Prepaids & other	19,491	64,082
Severance escrow	(128)	(3,086)
Accounts payable	(194,574)	41,035
Commissions payable	(16,238)	368,734
Other liabilities	4,777	240,859
Net cash (used in) provided by operating activities	$(241,727)	512,989

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(27,093)	(17,751)
Natural resource investments	(125,000)	-
Net cash used in investing activities	$(152,093)	(17,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	(146,646)	(125,668)
Decrease in settlements payable	(22,000)	22,000
Repayment of promissory note	-	(67,173)
Net cash used in financing activities	$(168,646)	(170,841)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(562,466)	324,397

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,665,123	1,221,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,102,657	1,546,003

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014 and 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiaries, Capital Financial Services, Inc. and Capital Natural Resources, Inc.(collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All significant intercompany balances and transactions have been eliminated in consolidated. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013, of Capital Financial Holdings, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2013, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2014, are not necessarily indicative of operating results for the entire year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 of our 2013 Form 10-K filed on March 18, 2014.

ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period was issued in June of 2014. The Company has not adopted this update as of June 30, 2014, as it was not applicable to the Company at this time. There is no known nor anticipated impact on the Company at this time.

ASU 2014-09, —Revenue from Contracts with Customers was issued in May of 2014. The Company has not adopted this update as of June 30, 2014, as it was not applicable to the Company at this time. It is not known at this time whether the updated pronouncement will have an impact on the Company.

ASU 2014-08 —Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity was issued in April of 2014. The Company has not adopted this update as of June 30, 2014, as it was not applicable to the Company at this time. Should the Company dispose of its property, equipment and/or one of its subsidiaries, this update may impact the Company.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.  These reclassifications had no effect on the Company’s net income (loss).

NOTE 4 – BUSINESS VENTURES

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. (“CNR”) for the amount of $100,000. Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business. On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000.  As of June 30, 2014, the Company owned 1,400,000 shares of CNR. On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000.

On June 11, 2014, June 27, 2014, and July 22, 2014, Baron Energy, Inc., issued promissory notes to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000, $40,000 and $375,000 respectively. The three notes carry an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016, June 28, 2016 and July 23, 2016 respectively.  As of June 30, 2014, notes held with Baron Energy, Inc., carried a balance of $125,000. At maturity, the notes are convertible at the option of the note holder into specified non-operating minority working interests in approximately 8,000 acres of Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.   As additional compensation to the note holder, at the maturity of the notes, regardless of whether the note holder elects to convert the principal of the notes to non-operating minority working interests, the note holder will be assigned specified non-operating minority working interests in approximately 8,000 acres of Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  The note holder also has the option to receive additional working interests if it extends the maturity dates of the notes.

NOTE 5 - GOODWILL

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. There were no events that occurred nor a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value during the second quarter in 2014. In compliance with its annual testing policy, the Company performed a complete two step analysis on its goodwill. It was determined that the Company’s book value was below the fair market value for the Company, indicating that no impairment was required.

NOTE 6 – LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of June 30, 2014. The Company makes monthly interest payments. The loan matures August 8, 2014.  The Company has set up monthly payments with an automatic payment of $25,000. As of June 30, 2014, the Company had outstanding $54,077 against its line of credit. As of June 30, 2014, the balance was $54,077 and interest expense on this line of credit was $7,260. There are no financial covenants associated with the line of credit. On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit. On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422.

On July 14, 2014, the Company signed loan documents for a line of credit with American Bank Center in the amount of $300,000.The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The Company will make monthly interest payments beginning August of 2014. The loan matures with the principal due on July 14, 2015. The Company has set up monthly payments with an automatic payment of $25,000.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2014 and 2013. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2013 and the six months ended June 30, 2014 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2013	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2013	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	75	-	-
Outstanding on June 30, 2014	464	$5,400	$2,800	$-

Exercisable options totaled 538.8113 at December 31, 2013 and totaled 463.8113 at June 30, 2014.

NOTE 8 – INCOME TAXES

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

Due to stock options forfeited in 2014, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced. As of June 30, 2014, approximately $95,000 was recorded as tax expense.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$21,507			143,733
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$21,507	1,241	17	143,733	1,446	$99
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$21,507	1,241	17	143,733	1,446	$99

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(30,620)			149,456
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(30,620)	1,241	(25)	149,456	1,446	$103
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(30,620)	1,241	(25)	149,456	1,446	$103

Options and warrants to purchase 673.6113 common shares at exercise prices between $3,500 and $14,300 were outstanding at June 30, 2014, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2014 and June 30, 2013, because their effect was anti-dilutive.

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

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available.  CFS had determined based off of the information provided by the Limited Partnership that the fair market value of the $76,876 investment was estimated at $45,000 based on discounted cash flows at the time of purchase by CFS which was included in other assets at December 31, 2013. Since then, CFS determined, based off of information provided by the Limited Partnership that, as of March 19, 2013, the fair market value of this $76,876 investment was $12,214, based on discounted cash flows. In May of 2013, CFS opted to exercise the “presentment” feature and was paid the current value of the investment in the amount of $11,923. No balance remains as of June 30, 2014.

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring shares of common stock of Capital Natural Resources, Inc. (“CNR”). Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. On June 11, 2014 and June 27, 2014, Baron Energy, Inc., issued promissory notes to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000 and $40,000 respectively. The three notes carry an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016 and June 28, 2016 respectively.  As of June 30, 2014, notes held with Baron Energy, Inc., carried a balance of $125,000. At maturity, the notes are convertible at the option of the note holder into specified non-operating minority working interests in approximately 8,000 acres of Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.   As additional compensation to the note holder, at the maturity of the notes, regardless of whether the note holder elects to convert the principal of the notes to non-operating minority working interests, the note holder will be assigned specified non-operating minority working interests in approximately 8,000 acres of Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  The note holder also has the option to receive additional working interests if it extends the maturity dates of the notes.

The Company has accumulated cash for the possible future payments of severance and benefits for senior management, should they leave. This is an accrual the company has elected to set aside for possible future obligations. These funds are reflected as Severance Escrow on the balance sheet, and consist of cash accounts.

	Carrying Value at June 30, 2014				Quarter ended June 30, 2014
	Total	Level 1	Level 2	Level 3	Total Losses
Natural Resources Investment	$125,000	$125,000	$-	$-	$-
Severance Escrow	257,540	257,540

	Carrying Value at June 30, 2013				Quarter ended June 30, 2013
	Total	Level 1	Level 2	Level 3	Total Losses
Natural Resources Investment	$-	$-	$-	$-	$-
Severance Escrow	257,282	257,282

NOTE 11 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of August 4, 2014, the Company is a defendant in six on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. No further payments will be required on the aforementioned settled proceedings. During 2012, the Company settled a lawsuit that required a $22,000 payment in 2013 and an additional $22,000 payment during 2014. The additional and final payment was booked as a current liability as of December 31, 2013, and payment was made on April 25, 2014, in the amount of $22,000.

NOTE 12 – SUBSEQUENT EVENTS

On July 23, 2014, the Company settled a lawsuit in the amount of $14,000. No further payments will be required on the aforementioned settled proceedings.

On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000. On July 22, 2014, Baron Energy, Inc. issued promissory notes to CNR (the “note holder”) in the amount of $375,000. At maturity, the note is convertible at the option of the note holder into specified non-operating minority working interests in approximately 8,000 acres of Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.   As additional compensation to the note holder, at the maturity of the note, regardless of whether the note holder elects to convert the principal of the note to non-operating minority working interests, the note holder will be assigned specified non-operating minority working interests in approximately 8,000 acres of Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  The note holder also has the option to receive additional working interests if it extends the maturity dates of the note.

NOTE 13 - OPERATING SEGMENTS

Segment Information

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

30-Jun-14
Revenues from external customers	$42	$-	$5,091,731	$5,091,773
Interest expense	(3,013)	-	-	(3,013)
Depreciation and amortization	1,001	-	6,889	7,890
Income (loss) before income tax benefit (expense)	(94,890)	(11,175)	286,167	180,102
Income tax benefit (expense)	44,413	4,381	(118,563)	(158,595)
Net income (loss)	(139,301)	(6,795)	167,603	21,507

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

30-Jun-13
Revenues from external customers	$654	$-	$5,242,430	$5,243,084
Interest Expense	-	-	-	0
Depreciation and amortization	727	-	5,715	6,442
Income (loss) before income tax benefit (expense)	(138,624)	-	371,034	232,410
Income tax benefit (expense)	56,883	-	(145,560)	(88,677)
Net income (loss)	(81,742)	-	225,475	143,733

As of, and for the six months ended:	Holding Company	Natural Resource Activities	Broker-Dealer Services	Total
30-Jun-14
Revenues from external customers	$855	$-	$10,559,747	$10,560,602
Interest expense	(9,287)	-	-	(9,287)
Depreciation and amortization	1,915	-	12,924	14,839
Income (loss) before income tax benefit (expense)	(185,252)	(11,175)	333,238	136,811
Income tax benefit (expense)	(41,183	4,381	(130,629)	(167,431)
Net income (loss)	(226,434)	(6,795)	202,609	(30,620)

	Holding	Natural Resource	Broker-Dealer
As of, and for the six months ended:	Company	Activities	Services	Total

30-Jun-13
Revenues from external customers	$1,743	$-	$10,703,481	$10,705,224
Interest Expense	(3,907)	-	-	(3,907)
Depreciation and amortization	1,562	-	11,485	13,047
Income (loss) before income tax benefit (expense)	(299,719)	-	557,819	258,100
Income tax benefit (expense)	110,135	-	(218,779)	(108,644)
Net income (loss)	(189,584)	-	339,040	149,456

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of June 30, the Company had 18 full-time employees and 1 part-time employee consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

The Company organizes its current business units into two reportable segments: broker dealer services and natural resources. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives. The natural resources segment seeks opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 212 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	21,507	143,733	(30,620)	149,456
Income (loss) per share:
Basic	17	99	(25)	103
Diluted	17	99	(25)	103

The Company reported net income for the quarter ended June 30, 2014, of $21,507, compared to net income of $143,733 for the same quarter in 2013. The Company reported net loss of $30,620 for the six months ended June 30, 2014, compared to a net income of $149,456 during the same period in 2013.

Operating revenues

Total operating revenues for the quarter ended June 30, 2014 were $5,091,773, a decrease of 2% from $5,243,084 for the quarter ended June 30, 2013. Total operating revenues for the six month period ended June 30, 2014 were $10,560,602, a decrease of 1% from $10,705,224 during the same period in 2013. The decreases for the three and six month periods resulted primarily from decreases in commission income received by CFS, the Company’s broker-dealer division. There were no revenues attributed to CNR as of June 30, 2014.

Fee Income

Fee income for the quarter ended June 30, 2014 was $205,570, a decrease of 29% from $291,015 for the quarter ended June 30, 2013.  Fee income for the six month period ended June 30, 2014 was $574,836, an increase of 10% from $520,600 during the same period in 2013. The changes were due to fluctuations in fee income received by CFS, as a result of higher or lower values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company’s consolidated revenues for 2014.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended June 30, 2014 was $4,723,128, a decrease of 2% from $4,836,778 for the quarter ended June 30, 2013.  Commission income for the six month period ended June 30, 2014 was $9,697,186, a decrease of 2% from $9,946,645 during the same period in 2013. The decreases were due primarily to the decrease in commissions received by CFS due to market conditions. Commission revenues constituted 93% of the Company’s consolidated revenues for 2014.

Other income

Interest and other income for the quarter ended June 30, 2014 was $160,075, an increase of 38% from $115,291 for the quarter ended June 30, 2013.  Interest and other income for the six month period ended June 30, 2014 was $288,580, and increase of 21% from $237,979 during the same period in 2013. The increases were due to an increase in the marketing income received related to alternative investment products. Interest and other income constituted 2% of the Company’s consolidated revenues for the six months ended June 30, 2014.

Operating expenses

Total operating expenses for the quarter June 30, 2014 were $4,908,658, a decrease of 2% from $5,010,674 for the quarter ended June 30, 2013. Total operating revenues for the six month period ended June 30, 2014 were $10,414,504, a slight decrease from $10,443,217 during the same period in 2013. The decreases resulted from the net decrease in the expense categories described below.

Compensation and benefits

Compensation and benefits expense for the quarter ended June 30, 2014 was $344,555, a decrease of 3% from $358,533 for the quarter ended June 30, 2013. Compensation and benefits expense for the six month period ended June 30, 2014 was $645,920, a decrease of 1% from $658,881 during the same period in 2013. The decrease resulted from a decrease in wages, bonuses and benefits to employees and payroll taxes.  Compensation and benefits expense for CNR for the quarter and six month period ended June 30, 2014, was $9,936, compared to zero for the quarter and six month period ended June 30, 2013. Compensation and benefits expense for CFS for the quarter ended June 30, 2014 was $295,187, a decrease of 15% from $350,710 for the quarter ended June 30, 2013. Compensation and benefits expense for CFS for the six month period ended June 30, 2014 was $573,837, a decrease of 5% from $605,957 for the six month period ended June 30, 2013.

Commission expense

Commission expense for the quarter ended June 30, 2014 was $4,295,324, a decrease of 1% from $4,371,095 for the quarter ended June 30, 2013. Commission expense for the six month period ended June 30, 2014 was $9,161,805, an increase from $9,129,645 during the same period in 2013. The decrease in commission expense corresponds with the decrease in commission income for the quarter. While there was a slight increase in commission expense for the six month period, overall expense was what the Company expected.

General and administrative expense

Total general and administrative expenses for the quarter ended June 30, 2014 were $260,889, a decrease of 4% from $274,604 for the quarter ended June 30, 2013. Total general and administrative expenses for the six month period ended June 30, 2014 were $591,940, a 7% decrease from $641,644 during the same period in 2013. The decreases were due primarily to a decrease in the legal expenses incurred through litigation costs and outside professional services. General and administrative expenses for CNR for the quarter ended and six month period ended June 30, 2014 were $1,240 compared to zero for the quarter ended and six month period ended June 30, 2013.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended June 30, 2014 was $7,890, an increase of 22% from $6,442 for the quarter ended June 30, 2013. Depreciation and amortization expense for the six month period ended June 30, 2014 was $14,839, an increase of 13% from $13,047during the same period in 2013. The primary difference corresponds with the purchase of computer equipment and computer software.

Liquidity and capital resources

Net cash used in operating activities was $241,727 for the six months ended June 30, 2014, as compared to net cash provided by operating activities of $512,989 during the six months ended June 30, 2013.  The primary difference corresponds to the timing of payment/reimbursement on the E&O insurance and conference expenses/sponsorships.

Net cash used in investing activities was $152,093 for the six months ended June 30, 2014, compared to net cash used in investing activities of $17,751 for the six months ended June 30, 2013.  The primary difference corresponds with the launch of the new subsidiary, Capital Natural Resources, Inc. and the promissory notes with Baron Energy, Inc in the amount of $125,000.

Net cash used in financing activities was $168,646 for the six months ended June 30, 2014, compared to net cash used in financing activities of $170,841 for the six months ended June 30, 2013.  The primary difference corresponds with the early repayment of the promissory note with PawnMart and the repayment of the line of credit.

At June 30, 2014, the Company held $1,102,657 in cash and cash equivalents, as compared to $1,546,003 at June 30, 2013.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of June 30, 2014. The Company makes monthly interest payments. The loan matures August 8, 2014.  The Company has set up monthly payments with an automatic payment of $25,000. As of June 30, 2014, the Company had outstanding $54,077 against its line of credit. As of June 30, 2014, the balance was $54,077 and interest expense on this line of credit was $7,260. There are no financial covenants associated with the line of credit. On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit. On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422.

On July 14, 2014, the Company signed loan documents for a line of credit with American Bank Center in the amount of $300,000 in order to help fund the launch of the new subsidiary Capital Natural Resources, Inc. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The Company will make monthly interest payments beginning August of 2014. The loan matures with the principal due on July 14, 2015. The Company has set up monthly payments with an automatic payment of $25,000. As of August 4, 2014, the Company had outstanding $300,000 against its line of credit.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

Item 4.   Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

We are not currently a “listed company” under SEC rules and are therefore not required to have a board comprised of a majority of independent directors or separate committees comprised of independent directors.  We use the definition of “independence” under the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent.  In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and us, including those reported in this Annual Report under the caption “Certain Relationships and Related Transactions.”  The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.  On the basis of such review and its understanding of such relationships and transactions, our Board has determined that none of our Board members is an independent director.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of August 4, 2014, the Company is a defendant in six on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. No further payments will be required on the aforementioned settled proceedings. During 2012, the Company settled a lawsuit that required a $22,000 payment in 2013 and an additional $22,000 payment during 2014. The additional and final payment was booked as a current liability as of December 31, 2013, and payment was made on April 25, 2014, in the amount of $22,000.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2014	-	-	-	$597,754
May 2014	-	-	-	$597,754
June 2014	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.   Defaults Upon Senior Securities
None

Item 4.   (Removed and Reserved)

Item 5.   Other Information

None

Item 6.   Exhibits
Exhibits

Exhibit No.	Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	August 14, 2014	By:	/s/ John Carlson
John Carlson
Chief Executive Officer & President
(Principal Executive Officer)

Date:	August 14, 2014	By:	/s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)