Form 10-Q
period 2014-09-30
Capital Financial Holdings, Inc
filed 2014-11-14
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$1,093,608	$1,665,123
Accounts receivable (net of an allowance of $24,000 for 2014 and 2013)	1,834,368	1,733,765
Prepaids	47,935	77,915

Total current assets	$2,975,911	$3,476,803
PROPERTY AND EQUIPMENT
Property and equipment	$423,607	$387,974
Less accumulated depreciation	(323,824)	(301,207)
Net property and equipment	$99,783	$86,767

OTHER ASSETS
Goodwill	$2,132,026	$2,132,026
Severance escrow	257,605	257,412
Baron notes receivable	500,000	-
Deferred tax asset – non-current	339,179	501,403
Other assets (net of accumulated amortization of $214,444 for 2014 and 2013)	180,841	180,663

Total other assets	$3,409,651	$3,071,504

TOTAL ASSETS	$6,485,345	$6,635,074

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	December 31,
	2014	2013

CURRENT LIABILITIES
Accounts payable	$189,384	$340,244
Commissions payable	1,836,391	1,861,049
Other current liabilities	62,713	48,096
Settlements payable	-	22,000
Line of credit	252,179	200,723
Total current liabilities	$2,340,667	$2,472,112
TOTAL LIABILITIES	$2,340,667	$2,472,112

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	$1,524,695	$1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;
1,241 and 1,446 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(6,303,078)	(6,284,794)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$4,144,678	$4,162,962

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,485,345	$6,635,074

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,
	2014	2013
OPERATING REVENUES
Fee income	$242,620	255,660
Commissions	5,197,621	4,804,955
Interest and other income	179,477	192,555

Total revenue	$5,619,718	5,253,170

OPERATING EXPENSES
Compensation and benefits	$445,915	309,549
Commission expense	4,730,498	4,470,304
General and administrative expenses	295,476	256,487
Depreciation and amortization	7,778	5,733

Total operating expenses	$5,479,667	5,042,073

OPERATING INCOME	$140,051	211,097

OTHER INCOME (EXPENSES)
Interest expense	$(2,418)	(1,701)
Interest income	10,477	-

INCOME OF OPERATIONS BEFORE INCOME TAX EXPENSE	148,110	209,396
INCOME TAX EXPENSE	$(135,775)	(84,728)
NET INCOME	$12,335	124,668

NET INCOME PER COMMON SHARE:
Basic	$10	93
Diluted	$10	93

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,341
Diluted	1,241	1,341

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
OPERATING REVENUES
Fee income	$817,456	776,260
Commissions	14,894,807	14,751,599
Interest and other income	468,058	430,534

Total revenue	$16,180,321	15,958,393

OPERATING EXPENSES
Compensation and benefits	$1,091,835	968,430
Commission expense	13,892,303	13,599,949
General and administrative expenses	887,417	898,132
Depreciation and amortization	22,617	18,779

Total operating expenses	$15,894,172	15,485,290

OPERATING INCOME	$286,149	473,103

OTHER INCOME (EXPENSES)
Interest expense	$(11,705)	(5,607)
Interest income	10,477	-

INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	284,921	467,496
INCOME TAX EXPENSE	$(303,206)	(193,372)
NET INCOME (LOSS)	$(18,285)	274,124

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(15)	194
Diluted	$(15)	194

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,410
Diluted	1,241	1,410

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,285)	274,124
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	22,617	18,779
Deferred income taxes	162,224	19,911
(Increase) decrease in:
Accounts receivable	(100,603)	(443,672)
Prepaids & other	29,803	35,851
Severance escrow	(193)	(3,151)
Accounts payable	(150,860)	84,537
Commissions payable	(24,658)	526,388
Other liabilities	14,617	(68,944)
Net cash (used in) provided by operating activities	$(65,338)	443,823

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(35,633)	(23,637)
Baron notes receivable	(500,000)	-
Net cash used in investing activities	$(535,633)	(23,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	51,456	(125,668)
Decrease in settlements payable	(22,000)	22,000
Proceeds from short-term borrowings	-	297,048
Payments on short-term borrowings	-	(24,293)
Retirement of shares	-	(224,991)
Repayment of promissory note	-	(67,173)
Net cash (used in) provided by financing activities	$29,456	(123,077)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(571,515)	297,109

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,665,123	1,221,606

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,093,608	1,518,715

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest on promissory note	$-	$5,512
Cash paid for interest on line of credits	5,763	-
Cash paid for interest on taxes	5,933

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2014 and 2013

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiaries, Capital Financial Services, Inc. (“CFS”) and Capital Natural Resources, Inc. (“CNR”) (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All significant intercompany balances and transactions have been eliminated in consolidated. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013, of Capital Financial Holdings, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2013, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of operating results for the entire year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 of our 2013 Form 10-K filed on March 18, 2014.

ASU 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern was issued in August of 2014. The Company has not adopted this update as of September 30, 2014, as it was not applicable to the Company at this time. It is not known at this time whether the updated pronouncement will have an impact on the Company.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.  These reclassifications had no effect on the Company’s net income (loss).

NOTE 4 – BARON NOTES RECEIVABLE

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. for the amount of $100,000. Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business. On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000.  On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000. As of September 30, 2014, the Company owned 5,150,000 shares of CNR.

On June 11, 2014, June 27, 2014, and July 22, 2014, Baron Energy, Inc., issued promissory notes receivable to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000, $40,000 and $375,000 respectively. The three notes carry an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016, June 28, 2016 and July 23, 2016 respectively.  As of September 30, 2014, notes held with Baron Energy, Inc. carried a balance of $500,000. At maturity, the notes are convertible at the option of the note holder into specified non-operating minority working interests in approximately 8,000 acres of Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  As additional compensation to the note holder, at the maturity of the notes, regardless of whether the note holder elects to convert the principal of the notes to non-operating minority working interests, the note holder will be assigned specified non-operating minority working interests in approximately 8,000 acres of Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  The note holder also has the option to receive additional working interests if it extends the maturity dates of the notes. Interest income earned the quarter ended September 30, 2014, was $10,477.

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

The Company tests goodwill for impairment annually during the second quarter of each fiscal year.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. There were no events that occurred nor a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value during the third quarter in 2014. In compliance with its annual testing policy, the Company performed a complete two step analysis on its goodwill. It was determined that the Company’s book value was below the fair market value for the Company, indicating that no impairment was required.

NOTE 6 – LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The Company makes monthly interest payments. The loan matured August 8, 2014.  The Company set up monthly payments with an automatic payment of $25,000. There are no financial covenants associated with the line of credit. On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit. On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422 closing this line of credit. As of September 30, 2014, there is no longer an outstanding balance on this line of credit.

On July 14, 2014, the Company signed new loan documents for a line of credit with American Bank Center in the amount of $300,000.The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of September 30, 2014. The Company makes monthly interest payments. The loan matures with the principal due on July 14, 2015. The Company has set up monthly payments with an automatic payment of $25,000. As of September 30, 2014, the outstanding balance was $252,179 and interest expense on this line of credit was $2,064.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the nine months ended September 30, 2014 and 2013. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2013 and the nine months ended September 30, 2014 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2013	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2013	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	124	-	-
Outstanding on September 30, 2014	415	$5,400	$2,800	$-

Exercisable options totaled 538.8113 at December 31, 2013 and totaled 414.5613 at September 30, 2014.

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

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following: as of September 30, 2014, current income tax expense was $106,425 and deferred tax expense was $196,781. Of the $196,781 recorded as deferred tax expense approximately $150,000 was due to the stock options associated with stock compensation valued under the Black Scholes model that were reduced as of September 30, 2014.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$12,335			124,668
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$12,335	1,241	10	124,668	1,341	$93
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$12,335	1,241	10	124,668	1,341	$93

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(18,285)			274,124
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(18,285)	1,241	(15)	274,124	1,410	$194
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(18,285)	1,241	(15)	274,124	1,410	$194

Options and warrants to purchase 624,3613 common shares at exercise prices between $3,500 and $14,300 were outstanding at September 30, 2014, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2014 and September 30, 2013, because their effect was anti-dilutive.

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

On February 12, 2009, CFS entered into a settlement agreement with a client, which resulted in CFS purchasing the client’s investment in the Omega 2007 Drilling Program 1, LP.  This limited partnership carries a “presentment” feature which allows CFS to sell the investment to the General Managing Partner of the limited partnership; and this feature has become available.  CFS had determined based off of the information provided by the Limited Partnership that the fair market value of the $76,876 investment was estimated at $45,000 based on discounted cash flows at the time of purchase by CFS which was included in other assets at December 31, 2013. Since then, CFS determined, based off of information provided by the Limited Partnership that, as of March 19, 2013, the fair market value of this $76,876 investment was $12,214, based on discounted cash flows. In May of 2013, CFS opted to exercise the “presentment” feature and was paid the current value of the investment in the amount of $11,923. No balance remains as of September 30, 2014.

The Company has accumulated cash for the possible future payments of severance and benefits for senior management, should they leave. This is an accrual the Company has elected to set aside for possible future obligations. These funds are reflected as Severance Escrow on the balance sheet, and consist of cash accounts.

	Carrying Value at September 30, 2014				Quarter ended
	Total	Level 1	Level 2	Level 3	September 30, 2014 Total Losses

Severance Escrow	$257,605	$257,605	-	-	-

	Carrying Value at September 30, 2013				Quarter ended
	Total	Level 1	Level 2	Level 3	September 30, 2013 Total Losses

Severance Escrow	$257,347	$257,347	$-	$-	$-

NOTE 11 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of October 28, 2014, the Company is a defendant in four on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. During 2012, the Company settled a lawsuit that required a $22,000 payment in 2013 and an additional $22,000 payment during 2014. The additional and final payment was booked as a current liability as of December 31, 2013, and payment was made on April 25, 2014, in the amount of $22,000. No further payments will be required on the aforementioned settled proceedings.

NOTE 12 – SUBSEQUENT EVENTS

On November 12, 2014, the Company issued a press release entitled “Capital Financial Holdings, Inc. Announces Capital Dividend” announcing that the Board of Directors approved a cash capital dividend of $50 per share payable on the company’s common stock.  The dividend is payable on approximately December 24, 2014 to shareholders of record as of the record date, December 12, 2014.  The ex-dividend date for the dividend is December 10, 2014.

NOTE 13 - OPERATING SEGMENTS

Segment Information

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

30-Sep-14
Revenues from external customers	28	10477	5,619,690	5,630,195
Interest expense	(2,409)	-	(9)	(2,418)
Depreciation and amortization	764	-	7,014	7,778
Income (loss) before income tax benefit (expense)	(151,538)	1,114	298,534	148,110
Income tax benefit (expense)	(20,473)	1,736	(117,038)	(135,775)
Net income (loss)	(172,012)	2,851	181,496	12,335

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

30-Sep-13
Revenues from external customers	2,799	-	5,250,371	5,253,170
Interest Expense	(1,701)	-	-	(1,701)
Depreciation and amortization	714	-	5,019	5,733
Income (loss) before income tax benefit (expense)	(137,684)	-	347,080	209,396
Income tax benefit (expense)	51,238	-	(135,966)	(84,728)
Net income (loss)	(86,446)	-	211,114	124,668

	Holding	Natural Resource	Broker-Dealer
As of, and for the nine months ended:	Company	Activities	Services	Total

30-Sep-14
Revenues from external customers	883	10,477	16,179,438	16,190,798
Interest expense	(11,696)	-	(9)	(11,705)
Depreciation and amortization	2,679	-	19,938	22,617
Income (loss) before income tax benefit (expense)	(336,790)	(10,061)	631,772	284,921
Income tax benefit (expense)	(61,656)	6,117	(247,667)	(303,206)
Net income (loss)	(398,446)	(3,944)	384,105	(18,285)

	Holding	Natural Resource	Broker-Dealer
As of, and for the nine months ended:	Company	Activities	Services	Total

30-Sep-13
Revenues from external customers	4,541	-	15,953,852	15,958,393
Interest Expense	(5,607)	-	-	(5,607)
Depreciation and amortization	2,275	-	16,504	18,779
Income (loss) before income tax benefit (expense)	(437,403)	-	904,899	467,496
Income tax benefit (expense)	161,373	-	(354,745)	(193,372)
Net income (loss)	(276,030)	-	550,154	274,124

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of September 30, 2014, the Company had 16 full-time employees and 1 part-time employee consisting of officers, securities distribution, data processing, compliance, accounting, and clerical support staff.

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

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 211 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	12,335	124,668	(18,285)	274,124
Income (loss) per share:
Basic	10	93	(15)	194
Diluted	10	93	(15)	194

The Company reported net income for the quarter ended September 30, 2014, of $12,335, compared to net income of $124,668 for the same quarter in 2013. The Company reported net loss of $18,285 for the nine months ended September 30, 2014, compared to a net income of $274,124 during the same period in 2013. The reason for the significant change in net income for the nine months ended September 30, 2014 compared to the net income in the same period in 2013 is primarily due to the $150,000 tax expenses recorded from the stock options valued under the Black Scholes model forfeited in 2014 (see Note 8 – Income Taxes) and the increase in compensation and benefits.

Operating revenues

Total operating revenues for the quarter ended September 30, 2014 were $5,630,195, an increase of approximately 7% from $5,253,170 for the quarter ended September 30, 2013. Total operating revenues for the nine month period ended September 30, 2014 were $16,190,798, an increase of approximately1% from $15,958,393 during the same period in 2013. The increases for the three and nine month periods resulted primarily from increases in commission income received by CFS, the Company’s broker-dealer division.

Fee Income

Fee income for the quarter ended September 30, 2014 was $242,620, a decrease of  approximately 5% from $255,660 for the quarter ended September 30, 2013.  Fee income for the nine month period ended September 30, 2014 was $817,456, an increase of approximately 5% from $776,260 during the same period in 2013. The changes were due to fluctuations in fee income received by CFS as a result of higher or lower values of client assets under management.

The Company earns investment advisory fees in connection with CFS’ registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 5% of the Company’s consolidated revenues for 2014.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended September 30, 2014 was $5,197,621, an increase of approximately 8% from $4,804,955 for the quarter ended September 30, 2013.  Commission income for the nine month period ended September 30, 2014 was $14,894,807, an increase from $14,751,599 during the same period in 2013. The fluctuations were due primarily to the increase and decrease in commissions received by CFS due to market conditions. Commission revenues constituted approximately 92% of the Company’s consolidated revenues for 2014.

Other income

Interest and other income for the quarter ended September 30, 2014 was $179,477, a decrease of approximately 6% from $192,555 for the quarter ended September 30, 2013.  Interest and other income for the nine month period ended September 30, 2014 was $468,058, an increase of approximately 8% from $430,534 during the same period in 2013. The fluctuations were due to increases and decreases in the marketing income received related to alternative investment products. Interest and other income constituted 2% of the Company’s consolidated revenues for the nine months ended September 30, 2014.

Operating expenses

Total operating expenses for the quarter ended September 30, 2014 were $5,479,667, an increase of approximately 8% from $5,042,073 for the quarter ended September 30, 2013. Total operating revenues for the nine month period ended September 30, 2014 were $15,894,172, an increase of approximately 2% from $15,485,290 during the same period in 2013. The increases resulted from the net increase in the expense categories described below.

Compensation and benefits

Compensation and benefits expense for the quarter ended September 30, 2014 was $445,915, an increase of approximately 44% from $309,549 for the quarter ended September 30, 2013. Compensation and benefits expense for the nine month period ended September 30, 2014 was $1,091,835, an increase of approximately 12% from $968,430 during the same period in 2013. Compensation and benefits expense for CNR for the quarter and nine month period ended September 30, 2014, was $9,271 and $19,207 respectively, compared to zero for the quarter and nine month period ended September 30, 2013. Compensation and benefits expense for CFS for the quarter ended September 30, 2014 was $362,245, an increase of approximately 28% from $282,833 for the quarter ended September 30, 2013. Compensation and benefits expense for CFS for the nine month period ended September 30, 2014 was $936,005, an increase of approximately 5% from $888,790 for the nine month period ended September 30, 2013.  The increases described above in all reported periods resulted from an increase in wages, bonuses and benefits to employees and payroll taxes.

Commission expense

Commission expense for the quarter ended September 30, 2014 was $4,730,498, an increase of approximately 5% from $4,470,304 for the quarter ended September 30, 2013. Commission expense for the nine month period ended September 30, 2014 was $13,892,303, an increase of approximately 2% from $13,599,949 during the same period in 2013. The increase in commission expense corresponds with the increase in commission income for the quarter and nine months ended September 30, 2014.

General and administrative expense

Total general and administrative expenses for the quarter ended September 30, 2014 were $295,476, an increase of approximately 15% from $256,487 for the quarter ended September 30, 2013. Total general and administrative expenses for the nine month period ended September 30, 2014 were $887,417, approximately a1% decrease from $898,132 during the same period in 2013. The increases in the quarter were due primarily to an increase in the legal expenses incurred through litigation and settlement costs. General and administrative expenses for CNR for the quarter ended and nine month period ended September 30, 2014 were $91and $1,331 respectively compared to zero for the quarter ended and nine month period ended September 30, 2013.

Depreciation and amortization

Depreciation and amortization expense for the quarter ended September 30, 2014 was $7,778, an increase of approximately 35% from $5,733 for the quarter ended September 30, 2013. Depreciation and amortization expense for the nine month period ended September 30, 2014 was $22,617, an increase of approximately 20% from $18,779 during the same period in 2013. The primary difference corresponds with the purchase of computer equipment and computer software.

Other income

Interest income

Interest income for the quarter ended September 30, 2014 was $10,477, an increase of 100% from zero for the quarter ended September 30, 2013. Interest income for the nine month period ended September 30, 2014 was $10,477, and increase of 100% from the same period in 2013. The interest income recorded in 2014 is derived from the interest received on the Baron Energy, Inc. promissory notes issued to CNR.

Liquidity and capital resources

Net cash used in operating activities was $65,338 for the nine months ended September 30, 2014, as compared to net cash provided by operating activities of $443,823 during the nine months ended September 30, 2013.  The primary difference corresponds to the tax expense recorded for the forfeited stock options under the Black Scholes Model.

Net cash used in investing activities was $535,633 for the nine months ended September 30, 2014, compared to net cash used in investing activities of $23,637 for the nine months ended September 30, 2013.  The primary difference corresponds with the launch of the new subsidiary, Capital Natural Resources, Inc. and the promissory notes with Baron Energy, Inc. in the amount of $500,000.

Net cash provided by financing activities was $29,456 for the nine months ended September 30, 2014, compared to net cash used in financing activities of $123,077 for the nine months ended September 30, 2013.  The primary difference corresponds with the early repayment of the line of credit. On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The Company makes monthly interest payments. The loan matures August 8, 2014.  The Company has set up monthly payments with an automatic payment of $25,000. There are no financial covenants associated with the line of credit. On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit. On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422 closing this line of credit. As of September 30, 2014, there is no longer an outstanding balance on this line of credit.

On July 14, 2014, the Company signed new loan documents for a line of credit with American Bank Center in the amount of $300,000.The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of September 30, 2014. The Company makes monthly interest payments. The loan matures with the principal due on July 14, 2015. The Company has set up monthly payments with an automatic payment of $25,000. As of September 30, 2014, the outstanding balance was $252,179 and interest expense on this line of credit was $3,048.

At September 30, 2014, the Company held $1,093,608 in cash and cash equivalents, as compared to $1,518,715 at September 30, 2013.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The Company makes monthly interest payments. The loan matures August 8, 2014.  The Company has set up monthly payments with an automatic payment of $25,000. There are no financial covenants associated with the line of credit. On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit. On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422 closing this line of credit. As of September 30, 2014, there is no longer an outstanding balance on this line of credit.

On July 14, 2014, the Company signed new loan documents for a line of credit with American Bank Center in the amount of $300,000.The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of September 30, 2014. The Company makes monthly interest payments. The loan matures with the principal due on July 14, 2015. The Company has set up monthly payments with an automatic payment of $25,000. As of September 30, 2014, the outstanding balance was $252,179 and interest expense on this line of credit was $3,048.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

We are not currently a “listed company” under SEC rules and are therefore not required to have a board comprised of a majority of independent directors or separate committees comprised of independent directors.  We use the definition of “independence” under the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent.  In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and us, including those reported in its Annual Report under the caption “Certain Relationships and Related Transactions.”  The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.  On the basis of such review and its understanding of such relationships and transactions, our Board has determined that none of our Board members is an independent director.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of October 28, 2014, the Company is a defendant in four on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. During 2012, the Company settled a lawsuit that required a $22,000 payment in 2013 and an additional $22,000 payment during 2014. The additional and final payment was booked as a current liability as of December 31, 2013, and payment was made on April 25, 2014, in the amount of $22,000. No further payments will be required on the aforementioned settled proceedings.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2014	-	-	-	$597,754
August 2014	-	-	-	$597,754
September 2014	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	November 14, 2014	By:	/s/ John Carlson
John Carlson
Chief Executive Officer & President
(Principal Executive Officer)

Date:	November 14, 2014	By:	/s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)