Form 10-K
period 2014-12-31
Capital Financial Holdings, Inc
filed 2015-03-26
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of                                                                 to

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
☐ Yes        No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes        No ☑

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
☐ Yes        ☑ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 2, 2015 was $727,500, based on the last reported sale price.  For purposes of this calculation, the Registrant has assumed that its board of directors, executive officers and holders of greater than five percent of the Registrant’s shares are affiliates.

On March 2, 2015, there were 1,241 shares of the issuer’s common equity outstanding.

References in this Annual Report on Form 10-K to the “Company”, “CFH”, “we”, “us”, “its” or “our” includes the subsidiary, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2015, are incorporated by reference in certain sections of Part III.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

●	General political and economic conditions which may be less favorable than expected;
●	The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;
●	Unfavorable legislative, regulatory, or judicial developments;
●	Adverse findings or rulings in arbitrations, litigation or regulatory proceedings;
●	Incidence and severity of catastrophes, both natural and man-made;
●	Changes in accounting rules, policies, practices, and procedures which may adversely affect the business; and
●	Terrorist activities or other hostilities which may adversely affect the general economy.

The Company has two operating subsidiaries, Capital Financial Services, Inc. (“CFS” or the “broker-dealer subsidiary”) a FINRA member broker-dealer and Capital Natural Resources, Inc. (“CNR” or the “natural resource subsidiary”).

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

On June 9, 2014, the Company launched a new wholly owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. seeks opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business.

PART I

Item 1. Business

OVERVIEW

Capital Financial Holdings, Inc. (“CFH”) derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company organizes its current business units into two reportable segments: broker-dealer services and natural resource activities. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives. The natural resource segment seeks opportunities in petroleum and natural gas exploration and production.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of December 31, 2014, the Company had 1 part-time and 17 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

BUSINESS DEVELOPMENT

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 50 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 50 options to purchase shares of the Company to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2014, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge that was recorded for the periods ended December 31, 2010, March 31, 2012, and December 31, 2014, as of December 31, 2014, (See Note 11-Goodwill) the total goodwill recorded relating to this acquisition was zero.

On June 9, 2014, the Company launched a new wholly owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. seeks opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business.

THE COMPANY’S SUBSIDIARIES

The Company organizes its current business units into three reportable segments: broker dealer services, natural resources and holding company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The natural resources segment seeks opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land through its wholly-owned subsidiary, Capital Natural Resources, Inc. (“CNR”), a Colorado corporation. The holding company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

Capital Financial Services, Inc.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 206 investment representatives and investment advisors.

Capital Natural Resources, Inc.

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. seeks opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business.

DESCRIPTION OF BUSINESS

Brokerage Commissions

CFS’s primary source of revenue is commission revenue in connection with sales of shares of mutual funds, insurance products, and various other securities. CFS receives commission and Rule 12b-1 servicing revenue generated from the sale of investment products originated by its registered representatives. CFS also receives investment advisory revenue as a registered investment advisor. CFS pays a portion of the revenue generated to its registered representatives and retains the balance. Commission income and the related clearing expenses are recorded based on the trade date. The revenue earned from 12b-1 is recognized ratably over the period received. Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customer’s assets under sponsor management or a flat fee, may be billed monthly or quarterly and recognized ratably over the period received. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REGULATION

Virtually all aspects of the Company’s businesses are subject to various complex and extensive federal and state laws and regulations. Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company’s subsidiaries, record-keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees. The Company’s subsidiary, Capital Financial Services, Inc. (“CFS”), is registered with various federal and state government agencies, including the SEC, as well as FINRA, a self-regulatory industry organization, as described below.

CFS is a registered broker-dealer subject to extensive regulation and periodic examinations by the SEC, FINRA, and state agencies in those states in which CFS conducts business. As a broker-dealer, CFS is subject to the Net Capital Rule promulgated by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). This rule requires that a broker-dealer must maintain certain minimum net capital and that its aggregate indebtedness may not exceed specified limitations.

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

Since 1993, FINRA rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investmentcompany shares sold through broker-dealers. Congress and the SEC presently are considering amendments to Rule 12b-1 and other statutory provisions and rules that regulate the distribution of mutual fund shares. The effect of the rule amendments and other legislative or regulatory actions might be to limit the amount of fees that could be paid pursuant to a fund’s 12b-1 Plan in a situation where a fund has no, or limited, new sales for a prolonged period of time, as well as the imposition of other limits on the use of fund assets to pay for distribution.

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

RECENT DEVELOPMENTS

On November 12, 2014, the Company announced that the Board of Directors approved a cash capital dividend of $50 per share payable on the Company’s common stock. The Company paid the dividend on December 24, 2014 to shareholders of record as of the record date, December 12, 2014.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al. The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”) and a finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and asserted claims against Mayer Hoffman stemming from alleged inaccuracies in its reviews of the financial statements of Medical Capital.  On September 23, 2014, the plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the plaintiffs’ claims with no admission of liability or fault by any defendant.  The settlement proceeds were received on December 4, 2014 and recorded as Other Income on the consolidated financial statements of Capital Financial Holdings, Inc.  In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment  against its former errors and omission insurance carrier, Arch Specialty Insurance Company (“Arch”),  in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. The Company is requesting a legal determination from the Court as to Arch’s assertions that it is entitled to a portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman.  The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations by Arch in its counterclaims are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

In the fourth quarter of 2014, due to a reduction in the estimated fair market value of Capital Financial Services, Inc., (the Company’s only reporting unit) the Company determined it was necessary to perform an interim goodwill impairment test. In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value. The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $2,132,026 was necessary to reduce the carrying value of goodwill to its implied fair value of zero.

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

Item 3. Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2014, the Company is a defendant in three on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al. The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”) and a finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and asserted claims against Mayer Hoffman stemming from alleged inaccuracies in its reviews of the financial statements of Medical Capital.  On September 23, 2014, the plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the plaintiffs’ claims with no admission of liability or fault by any defendant.  The settlement proceeds were received on December 4, 2014 and recorded as Other Income on the consolidated financial statements of Capital Financial Holdings, Inc.  In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment  against its former errors and omission insurance carrier, Arch Specialty Insurance Company (“Arch”),  in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. The Company is requesting a legal determination from the Court as to Arch’s assertions that it is entitled to a portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman.  The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations by Arch in its counterclaims are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Item 4. Mine Safety Disclosure

Not applicable to the Company.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about the Company’s Common Stock

The Company’s Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company’s common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share forward split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On June 19, 2013, the shareholders of the Company approved a 1:10,000 reverse stock split, which took effect on August 14, 2013. On December 31, 2014, the closing price of the Company’s Common Shares on the OTC Bulletin Board was $1,250 per share. At March 2, 2015, there were approximately 300 shareholders of record.

The following table sets forth the high and low closing prices for the Company’s common stock. The quotations reflect post-reverse stock split, inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2014		2013
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	1,500	595	800	550
Second Quarter	2,300	1,300	2,000	700
Third Quarter	1,845	1,845	3,000	920
Fourth Quarter	1,400	1,250	1,093	725

On November 12, 2014, the Company announced that the Board of Directors approved a cash capital dividend of $50 per share payable on the Company’s common stock. The Company paid the dividend on December 24, 2014 to shareholders of record as of the record date, December 12, 2014.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Smaller Reporting Company Repurchases of Equity Securities:

In November of 1997, the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of its outstanding common stock from time to time in the open market.  As of December 31, 2014 the approximate dollar value of shares that may yet be purchased under the plans or programs was $597, 754.

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

OPERATING REVENUES	2014	2013	2012	Variance 2014 to 2013	Variance 2013 to 2012
Fee income	$1,095,610	$1,034,004	$972,049	5%	6%
Commission income	19,559,484	19,720,342	17,030,021	(1)%	14%
Other income	590,299	668,127	279,780	(11)%	139%
Total revenue	$21,245,393	$21,422,473	$18,281,850	(1)%	17%

OPERATING EXPENSES
Compensation and benefits	$1,905,831	$1,426,151	$1,139,265	33%	25%
Commission expense	18,214,481	18,044,891	15,525,721	1%	16%
Goodwill impairment expense	2,132,026	-	314,531	100%	(100)%
General and administrative expenses	1,128,913	1,248,748	1,295,925	(9)%	(4)%
Depreciation and amortization	32,708	25,458	35,680	28%	(29)%
Total operating expenses	$23,413,959	$20,745,248	$18,311,122	12%	13%

OPERATING INCOME (LOSS)	$(2,168,566)	$677,225	$(29,272)	(420)%	2,413%

OTHER INCOME/ EXPENSES
Interest expense	(14,125)	(4,900)	(32,517)	188%	(85)%
Gain (Loss) on sale of Omega shares	$-	$(33,077)	$-	(100)%	100%
Interest income	30,900	-	-	100%	0%
Settlement proceeds	835,873	-	-	100%	0%
Total other income/ expenses	852,648	(37,977)	(32,517)	(2,342)%	17%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(1,315,918)	$639,248	$(61,790)	(306)%	1,134%

INCOME TAX BENEFIT (EXPENSE)	$(226,266)	$(262,429)	$(73,832)	(14)%	255%

NET INCOME (LOSS)	$(1,542,184)	$376,819	$(135,622)	(509)%	377%
NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:	(1,243)	276	(94)
NET INCOME (LOSS) PER COMMON SHARE:	(1,243)	276	(94)

Year Ended December 31, 2014, compared with Year Ended December 31, 2013:

Operating Revenues—Total operating revenues for 2014 were $21,245,393, a 1% decrease from $21,422,473 in 2013. The decrease resulted from the net decreases in the income categories described in the paragraphs below. There are no operating revenues from the Holding Company or Natural Resources segments.

Fee Income—Fee income for 2014 was $1,095,610, a 5% increase from $1,034,004 in 2013. The increase was due to an increase in fees received by the Broker-Dealer Services segment as a result of an increase in assets under management in the Broker-Dealer Services segment’s registered investment advisor. Assets under management as of period ended December 31, 2014 were approximately $141,000,000 compared to approximately $135,000,000 during the same period ended 2013.

The Company earns investment advisory fees in connection with the Broker-Dealer Services segment’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as a commission expense and retains the balance. These fees constituted 5% of the Company’s consolidated revenues in 2014 and 2013.

Commission Income—Commission income includes all concessions received. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2014 was $19,559,484, a 1% decrease from $19,720,342 in 2013. Market conditions remained relatively stable between 2014 and 2013 accounting for the slight decrease in commission income. Future market conditions and fluctuations within the makeup of the Company’s representatives will continue to impact commission levels. Commission revenues constituted 92% of the Company’s consolidated revenues in 2014 and 2013.

Other Income—Other income for 2014 was $590,299 an 11% decrease from $668,127 in 2013. The decrease was due primarily to a decrease in marketing from sales on alternative investments. Marketing income for the period ended December 31, 2014 was $396,466 compared to $478,454 during the same period ended in 2013. Other income constituted 3% of the Company’s consolidated revenues in 2014 and 2013.

Gross Margin – The Company’s gross margin for the year ended December 31, 2014 was 14% compared to 15% for the year ended December 31, 2013.The decrease was due to the decrease in operating revenues and the slight increase in commission expense during 2014. The gross margin consists of operating revenues and commission expense.

Operating Expenses—Total operating expenses for 2014 were $23,413,959 a 12% increase from $20,745,248 in 2013. The increase resulted from the net increases in the expense categories described in the paragraphs below.

Compensation and Benefits—Consolidated compensation and benefits expense for 2014 was $1,905,831, a 34% increase from $1,426,151 in 2013. The increase resulted primarily from the settlement proceeds that ran through payroll (See Note 15 – Related Party Transactions), an increase in the number of employees, salaries, wages, bonuses,   insurance premiums and 401k contributions. Salaries and wages were $1,341,499 during the period ended December 31, 2014 compared to $919,730 during the same period ended in 2013. Insurance premiums were $122,642 during the period ended December 31, 2014 compared to $109,183 during the same period ended in 2013. Compensation and benefits by segment is as follows:

	2014	2013	Variance
Holding Company segment	556,667	98,619	464%
Broker-Dealer Services segment	1,316,891	1,327,532	(1)%
Natural Resources segment	32,273	-	100%

Commission Expense—Commission expense for 2014 was $18,214,481, a 1% increase from $18,044,891 in 2013. While there was a slight increase in commission expense, overall expense was in accordance with Company expectations. There was no commission expense for the other segments.

Goodwill Impairment Expense—There was a goodwill impairment expense in the Holding Company segment of $2,132,026 for 2014 compared to no goodwill impairment expense in 2013. There was no goodwill impairment expense for the other segments.

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

The valuation methodology the Company utilized in testing the Company’s goodwill for impairment in 2014 is based on the Adjusted Book Value Method.  The Adjusted Book Value Method computes the value of the ownership interest, or the owner’s equity, by adjusting the value of the individual assets and liabilities to their individual fair market values. The difference between the adjusted assets and the adjusted liabilities is the adjusted book value. Different premises or viewpoints (such as Fair Market Value, replacement cost, liquidation, or going concern) may be employed to value the individual assets and liabilities, depending upon the circumstances.

In the fourth quarter of 2014, due to a reduction in the estimated fair market value of the Broker-Dealer Services segment (the Company’s only reporting unit) the Company determined it was necessary to perform an interim goodwill impairment test. In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value. The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $2,132,026 (See Note 11 – Goodwill) was necessary to reduce the carrying value of goodwill to its implied fair value of zero.

General and Administrative Expenses—Consolidated general and administrative expenses for 2014 were $1,128,913, a 9% decrease from $1,248,748 in 2013. The decrease resulted from a net increases and decreases in the Company’s subsidiaries. General and administrative expenses for the Holding Company segment for 2014 were $238,140, a decrease of 50% from $485,232 in 2013. The decrease is due to a cancellation in compensation paid to directors until reinstated by the board and a reduction in legal fees. General and administrative expenses for the Broker-Dealer Services segment for 2014 were $889,442, an increase of 16% from $763,516 in 2013. The increase resulted from an increase in licensing fees, legal fees and accounting and audit fees, General and administrative expenses for the Natural Resources segment were $1,331 for 2014, a 100% increase from zero in 2013.

Depreciation and Amortization—Consolidated depreciation and amortization for 2014 was $32,708, a 28% increase from $25,458 in 2013. The primary difference corresponds with the purchase of computer equipment and software for the Company. Depreciation and amortization for the Holding Company segment for 2014 was $3,634, a 16% decrease from $3,120 in 2013. Depreciation and amortization for the Broker-Dealer Services segment for 2014 was $29,074, a 30% increase from $22,338 in 2013. There was no depreciation and amortization expense for the Natural Resources segment in 2014 or 2013.

Interest Expense—Interest expense was $14,125 for 2014, a 188% increase from $4,900 in 2013. The increase was due to a full year’s worth of interest payments made in 2014 compared to only a couple of months with interest payments in 2013 within the Holding Company segment. There was no interest expense in the other segments for 2014 or 2013.

Interest Income – Interest income was $30,900 for 2014, a 100% increase from 2013. The primary reason for the increase was due to the interest income received to the Natural Resources segment from the Baron Notes Receivable in 2014 (See Note 16 – Baron Notes Receivable). Interest income for the Natural Resources segment for 2014 was $29,435 compared to zero in 2013. Interest income received to the Holding Company for 2014 was $1,465. Interest income in 2013 for the Holding Company was recorded under other income for 2013.

Settlement Proceeds – Settlement proceeds received by the Holding Company was $835,873 for 2014, a 100% increase from 2013. The Company considers this 2014 income to be a one-time partial recovery of lost value of the Company as a result of past Medical Capital Holdings, Inc. related litigation and repercussions and no similar income is anticipated in future periods. The settlement proceeds are recorded under other income on the consolidated income statement. There were no settlement proceeds for the other segments.

Year Ended December 31, 2013, compared with Year Ended December 31, 2012:

Operating Revenues—Total operating revenues for 2013 were $21,422,473, an increase of 17% from $18,281,850 in 2012. The increase resulted from increased commission income earned by the Broker-Dealer Services segment.

Fee Income—Fee income for 2013 was $1,034,004, a 6% increase from $972,049 in 2012. The increase was due to an increase in fees received by the Broker-Dealer Services segment as a result of an increase in assets under management in the Broker-Dealer Services segment’s registered investment advisor. Assets under management as of period ended December 31, 2013 were approximately $135,000,000 compared to approximately $123,000,000 during the same period ended 2012. There was no fee income for the other segments.

The Company earns investment advisory fees in connection with the Broker-Dealer Services segment’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as a commission expense and retains the balance. These fees constituted 5% of the Company’s consolidated revenues in 2013.

Commission Income—Commission income includes all concessions received. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2013 was $19,720,342, a 15% increase from $17,030,021 in 2012. The increase was due primarily to an increase in commissions received by the Broker-Dealer Services segment as a result of market conditions and the addition of new representatives in 2013 and 2012. Future market conditions and fluctuations within the makeup of the Company’s representatives will continue to impact commission levels. The Company recruited some representatives with higher production levels that focus on high net worth customers in the later months of 2012. Commission revenues constituted 92% of the Company’s consolidated revenues in 2013. There was no commission income for the other segments.

Other Income—Consolidated other income for 2013 was $668,127, a 139% increase from $279,780 in 2012. The increase was due primarily to an increase in marketing and other income overrides from sales on alternative investments stemming from the recruiting of the representatives in the later months of 2012. Other income constituted 3% of the Company’s consolidated revenues in 2013. Other income for the Holding Company for 2013 was $6,296, a decrease of (116)% from $(38,908) in 2012. Other income for the Broker-Dealer Services segment for 2013 was $661,831, an increase of 107% from $318,688 in 2012.

Operating Expenses—Total operating expenses for 2013 were $20,745,248, a 13% increase from $18,311,122 in 2012. The increase resulted from the net increases in the expense categories described in the paragraphs below.

Compensation and Benefits—Compensation and benefits expense for 2013 was $1,426,151, a 25% increase from $1,139,265 in 2012. The increase resulted primarily from an increase in salaries, wages, insurance premiums and 401k contributions within the Broker-Dealer Services segment. In order to remain competitive in the labor force for the area, the Company increased wages and salaries for employees on average by approximately 4%. Compensation and benefits by segment is as follows:

	2013	2012	Variance
Holding Company segment	98,619	101,539	(2)%
Broker-Dealer Services segment	1,327,532	1,037,726	27%
Natural Resources segment	-	-	0%

Commission Expense—Commission expense for 2013 was $18,044,891, a 16% increase from $15,525,721 in 2012. The increase corresponds with the increase in commission income. There was no commission expense for the other segments.

Goodwill Impairment Expense—There was no goodwill impairment expense for 2013 compared to $314,531 in 2012. The goodwill impairment expense was recorded as an expense for the Holding Company. There was no goodwill impairment expense for the other segments.

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

The valuation methodology the Company utilized in testing the Company’s goodwill for impairment in 2013 is based on the income approach.  The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using a discounted rate that compensates for the risk in attaining the projected cash flows.  This approach is dependent upon a number of significant management estimates about future performance including but not limited to, market performance, income taxes, capital spending and working capital changes.

As of December 31, 2013, there were no impairment indicators, so further testing of goodwill was not deemed necessary.

In the first quarter of 2012, as a result of ongoing volatility in the financial industry and a reduction in the estimated fair market value of the Company’s wholly owned subsidiary the Broker-Dealer Services segment (the Company’s only reporting unit) the Company determined it was necessary to perform an interim goodwill impairment test.  In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value.  The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $314,531 was necessary to reduce the carrying value of goodwill to its implied fair value.

General and Administrative Expenses—Consolidated general and administrative expenses for 2013 were $1,248,748, comparable to $1,295,925 in 2012. The consolidated decrease is due to a reduction in compensation paid to directors, insurance, due diligence expense, utilities expense and computer software expense. Compensation paid to directors was $46,000 in 2013 compared to $53,000 in 2012. Due diligence expense was $4,321 in 2013 compared to $21,289 in 2012. Utility expense was $12,516 in 2013 compared to $0 in 2012. General and administrative expenses for the Holding Company for 2013 were $485,232, an increase of 20% from $403,389 in 2012. General and administrative expenses for the Broker-Dealer Services segment for 2013 were $763,516, a decrease of 14% from $892,537 in 2012. There were no general and administrative expenses for the Natural Resources segment in 2013 or 2012.

Depreciation and Amortization—Consolidated depreciation and amortization for 2013 was $25,458, a 29% decrease from $35,680 in 2012. Depreciation and amortization for the Holding Company for 2013 was $3,120, a decrease of 72% from $11,372 in 2012.  Depreciation and amortization for the Broker-Dealer Services segment for 2013 was $22,338, a decrease of 8% from $24,308 in 2012. The primary consolidated difference corresponds with the sale of the building and the disposal of assets that occurred in 2012 in the Holding Company.

Interest Expense—Interest expense was $4,900 for 2013, an 85% decrease from $32,517 in 2012. The decrease was due to the fact that the Holding Company paid in full a promissory note in 2012. There was no interest expense for the other segments.

FINANCIAL CONDITION

On December 31, 2014, the Company’s assets aggregated $5,047,341, a decrease of 23% from $6,635,074 in 2013, due to a decrease in cash and cash equivalents, and goodwill, offset by increases in accounts receivable, Baron notes receivable, severance and net property and equipment. On December 31, 2014, the Company’s working capital was $1,104,533, an increase of 9% from $1,004,691 in 2013. The increase was due to an increase in accounts receivable and income taxes receivable. offset by a decrease in settlements payable and other current liabilities. Stockholder’s equity was $2,558,728 on December 31, 2014, compared to $4,162,962 on December 31, 2013.

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

Cash provided by operating activities was $349,239 for the year ended December 31, 2014, as compared to net cash provided by operating activities of $701,988 for the year ended December 31, 2013 and net cash used in operating activities of $559,221 for the year ended December 31, 2012. Cash provided by operating activities during year ended December 31, 2014, consists of net amounts of the goodwill impairment charge, income taxes, and accounts receivable.

Net cash used for investing activities was $596,266 for the year ended December 31, 2014, as compared to net cash used for investing activities of $63,363 for the year ended December 31, 2013 and net cash provided by investing activities of $902,104 for the year ended December 31, 2012. During the year ended December 31, 2014, the cash used for investing activities was from the Baron notes receivable. During the year ended December 31, 2012, the cash provided by investing activities was from the sale of the building.

Net cash used by financing activities was $84,773 for the year ended December 31, 2014, as compared to net cash used by financing activities of $195,108 for the year ended December 31, 2013, and net cash used by financing activities of $1,168,749 for the year ended December 31, 2012. Cash used by financing activities during year ended December 31, 2014, consists of net payments on short term borrowings, settlements payable in the amount of $22,000 and shareholder distributions in the amount of $62,050.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2014, the Company’s working capital was $1,104,533 compared to $1,004,691 in 2013. On December 31, 2014, the Company held $1,333,323 in cash and cash equivalents, as compared to $1,665,123 on December 31, 2013. Liquid assets, which consist of cash and cash equivalents, totaled $1,333,323 at December 31, 2014, as compared to $1,665,123 on December 31, 2013, and $1,221,606 on December 31, 2012. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Capital Financial Holdings, Inc. (together with its consolidated subsidiaries, the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles (“GAAP”).

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014, is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed herewith or incorporated herein by reference as set forth below:

2.1
Share Purchase Agreement and Change of Advisor between Capital Financial Holdings, Inc. and Corridor Investors, LLC (incorporated  by reference to Exhibit 2.1 contained in the Company’s Annual Report on Form 10-K (File No. 0-25958) filed with the Commission on March 18, 2014).

3.1
Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in the Company’s Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004 and amended Articles filed with Form 8-K/A on August 5, 2009).

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

4.3	Instruments defining rights of holders of securities: (See Exhibit 3.1 & 3.2)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 contained in the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004).

21.1	Subsidiaries of the Company.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

99.2
Asset Purchase Agreement between Capital Financial Holdings, Inc. and United Heritage Financial Group, Inc. (incorporated by reference to Exhibit 99.2 contained in the Company’s Annual Report on Form 10-K (File No. 0-25958) filed with the Commission on March 18, 2014).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	March 25, 2015	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature & Title
Date: March 25, 2015	By /s/ John R. Carlson
John R. Carlson
President, Executive Officer & Director
(Principal Executive Officer)

Date: March 25, 2015	By /s/ Elizabeth A. Redding
Elizabeth A. Redding
Chief Financial Officer, Corporate Secretary & Director
(Principal Financial & Accounting Officer)

Date: March 25, 2015	By /s/ Gordon Dihle
Gordon Dihle
Chairman

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

TABLE OF CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4 – F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-21

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

ASSETS

	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$1,333,323	$1,665,123
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2014 and 2013)	1,979,530	1,733,765
Income taxes receivable	203,623	-
Prepaids	76,670	77,915

Total current assets	$3,593,146	$3,476,803

PROPERTY AND EQUIPMENT	$482,049	$387,974
Less accumulated depreciation	(331,723)	(301,207)

Net property and equipment	$150,326	$86,767

OTHER ASSETS
Goodwill	$-	$2,132,026
Severance escrow	257,670	257,412
Baron notes receivable	500,000	-
Deferred tax asset – non-current	365,427	501,403
Other assets (net of accumulated amortization of $214,444 for 2014 and 2013)	180,772	180,663

Total other assets	$1,303,869	$3,071,504

TOTAL ASSETS	$5,047,341	$6,635,074

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2014	2013
CURRENT LIABILITIES
Accounts payable	$368,112	$340,244
Commissions payable	1,903,881	1,861,049
Other current liabilities	16,620	48,096
Line of credit	200,000	200,723
Settlements payable	-	22,000

Total current liabilities	$2,488,613	$2,472,112

TOTAL LIABILITIES	$2,488,613	$2,472,112

STOCKHOLDERS’ EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 shares issued and 0 outstanding	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(7,889,028)	(6,284,794)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$2,558,728	$4,162,962

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,047,341	$6,635,074

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
OPERATING REVENUES
Fee income	$1,095,610	$1,034,004	$972,049
Commission income	19,559,484	19,720,342	17,030,021
Other income	590,299	668,127	279,780
Total revenue	$21,245,393	$21,422,473	$18,281,850

OPERATING EXPENSES
Compensation and benefits	$1,905,831	$1,426,151	$1,139,265
Commission expense	18,214,481	18,044,891	15,525,721
Goodwill impairment expense	2,132,026	-	314,531
General and administrative expenses	1,128,913	1,248,748	1,295,926
Depreciation and amortization	32,708	25,458	35,680
Total operating expenses	$23,413,959	$20,745,248	$18,311,123

OPERATING INCOME (LOSS)	$(2,168,566)	$677,225	$(29,273)

OTHER INCOME (EXPENSES)
Interest expense	(14,125)	(4,900)	(32,517)
Loss on Omega Shares	$-	(33,077)	-
Interest income	30,900	-	-
Settlement proceeds	835,873	-	-
Total other income (expenses)	852,648	$(37,977)	$(32,517)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$(1,315,918)	$639,248	$(61,790)

INCOME TAX EXPENSE	(226,266)	(262,429)	(73,832)

NET INCOME (LOSS)	$(1,542,184)	$376,819	$(135,622)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$(1,243)	$276	$(94)
Diluted	$(1,243)	$276	$(94)

SHARES USED IN COMPUTING NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	1,241	1,368	1,446
Diluted	1,241	1,368	1,446

SHARES USED IN COMPUTING NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	1,241	1,368	1,446
Diluted	1,241	1,368	1,446

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(1,243)	$276	$(94)
Diluted	$(1,243)	$276	$(94)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Amounts			Shares
	2014	2013	2012	2014	2013	2012
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital

Balance, beginning of year	$10,222,756	$10,447,748	$10,447,748	1,241	1,241	1,446
Common stock issued	-	-	-	-	-	-
Retirement of common stock	-	224,991	-	-	-	-
Balance, end of year	$10,222,756	$10,222,756	$10,447,748	1,241	1,241	1,446

Accumulated deficit
Balance, beginning of year	$(6,284,794)	$(6,661,614)	$(6,525,992)
Net income (loss)	(1,542,184)	376,819	(135,622)
Capital dividends	(62,050)	-	-
Balance, end of year	$(7,889,028)	$(6,284,794)	$(6,661,614)

Treasury stock and additional paid-in capital
Balance, beginning of year	$(1,300,000)	$(1,300,000)	$(1,300,000)
Purchase of preferred stock	-	-	-
Balance, end of year	$(1,300,000)	$(1,300,000)	$(1,300,000)

Total stockholders’ equity	$2,558,728	$4,162,962	$4,011,134

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,542,184)	$376,819	$(135,622)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and Amortization	32,708	25,458	35,680
Goodwill impairment expense	2,132,026	-	314,531
Loss on disposal of assets	-	-	79,370
Provision for deferred income taxes	135,976	55,785	55,119
Effects on operating cash flows due to changes in:
Accounts receivable	(245,765)	(425,608)	(13,227)
Income taxes receivable	(203,623)	-	54,046
Prepaids	1,135	5,389	5,599
Severance escrow	(258)	(3,216)	(24,628)
Commissions payable	42,832	559,855	116,449
Accounts payable	27,868	158,731	91,604
Other liabilities	(31,476)	(51,225)	(19,700)

Net cash provided by operating activities	$349,239	$701,988	$559,221

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(96,266)	(63,363)	(23,818)
Proceeds on sale of building	-	-	925,922
Advances on Baron notes receivable	(500,000)	-	-

Net cash provided (used) by investing activities	$(596,266)	$(63,363)	$902,104

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES

Reduction in promissory note	$-	$(67,173)	$(990,352)
Reduction of long-term liability	-	(125,668)	(116,807)
Dividends paid	(62,050)	-	-
Reduction of notes payable	-	-	(61,590)
Proceeds from short-term borrowing	-	297,063	-
Payments on short-term borrowing	(723)	(96,339)	-
Increase in settlements payable	-	22,000	-
Retirement of shares	-	(224,991)	-
Decrease in settlements payable	(22,000)	-	-

Net cash used by financing activities	$(84,773)	$(195,108)	$(1,168,749)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(331,800)	$443,517	$292,576
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,665,123	1,221,606	929,030
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,333,323	$1,665,123	$1,221,606

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$14,125	$4,900	$32,419
Income taxes	$363,840	$36,227	$12,199

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Goodwill impairment expense	$2,132,026	$-	$314,531

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

NOTE 1—NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and significant accounting policies of Capital Financial Holdings, Inc., and its Subsidiaries are presented to assist in understanding the Company’s consolidated financial statements.

Nature of operations—Capital Financial Holdings, Inc., (the “Company”) is the parent company of Capital Financial Services, Inc. and Capital Natural Resources, Inc. Capital Financial Holdings, Inc. was established in September 1987 as a North Dakota corporation. Headquartered in Minot, North Dakota, the Company is marketing its services throughout the United States. The Company currently has three reporting segments:

Broker-Dealer Services

The Company derives the majority of its operating revenues from Capital Financial Services, Inc. through investment advisory fees as well as commissions earned from sales of mutual funds, insurance products, and various other securities. CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over approximately 206 investment representatives and investment advisors.

Natural Resources

On June 9, 2014 the Company launched a new wholly-owned subsidiary, Capital Natural Resources, Inc. Capital Natural Resources, Inc. seeks opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. The Company receives small interest income from their ventures in the oil and gas industry through Capital Natural Resources, Inc.

Holding Company

Encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

Principles of consolidation—The consolidated financial statements include the accounts of Capital Financial Holdings, Inc., and its subsidiaries Capital Financial Services, Inc. (“CFS”) and Capital Natural Resources, Inc. (“CNR”).  All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

Clearing Deposits—The Company has “Deposit Accounts” with each of its Clearing Firms, as set forth in each of the Clearing Agreements. Upon termination or expiration of these agreements, the Clearing Firms would deliver the balance of these accounts to the Company. As of December 31, 2014 the balance in the Company’s Dain account and Pershing account was $35,000 and $100,000 respectively.

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

Baron notes receivable – The Company monitors the credit qualify and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic market conditions. All payments are current on the Notes as of December 31, 2014, and no reduction has been made in the carrying value of the Notes as of December 31, 2014.

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

Other assets—Other assets include clearing deposits and other miscellaneous assets.

Advertising—Costs of advertising and promotion are expensed as incurred. There were no advertising and promotion costs in 2014 or 2013.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 1,241 in 2014, 1,368 2013 and 1,446 in 2012. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, written put options, and preferred shares.

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

Severance Escrow—The Company’s severance escrow accounts are restricted cash held in third-party administered escrow accounts for the sole purpose of funding certain employee severance plans established in 2010 by the Company’s Board of Directors for the benefit of and with the purpose of retaining its employees. These funds are held in escrow accounts pursuant to several Involuntary Termination Severance Pay Plans and are not available to the Company for use other than the Involuntary Termination Severance Plan purposes nor is it accessible to creditors of the Company.

Reclassification—Certain amounts from 2013 and 2012 have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on the Company’s net income/(loss).

Concentration of Credit Risk - The Company has a concentration of credit risk for cash deposits at various financial institutions.  These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The Company has not experienced any losses in such accounts.

Recent Accounting Developments— The Company is currently assessing the potential impact of Accounting Standards Update “ASU” 2015-01-Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This update eliminates from GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary. This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A material event or transaction that an entity considers to be of an unusual nature or of a type that indicates infrequency of occurrence or both shall be reported as a separate component of income from continuing operations or, alternatively, disclosed in notes to financial statements. Gains or losses of a similar nature that are not individually material shall be aggregated. Such items shall not be reported on the face of the income statement net of income taxes. Similarly, the EPS effects of those items shall not be presented on the face of the income statement.

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

ASU 2014-09, —Revenue from Contracts with Customers was issued in May of 2014. The Company has not adopted this update as of December 31, 2014, as it was not applicable to the Company at this time. It is not known at this time whether the updated pronouncement will have an impact on the Company.

ASU 2014-08 —Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity was issued in April of 2014. The Company has not adopted this update as of December 31, 2014, as it was not applicable to the Company at this time. Should the Company dispose of its property, equipment and/or one of its subsidiaries, this update may impact the Company.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2014 and 2013 consist of cash and savings accounts of $1,333,323 and $1,665,123 and severance escrow of $257,670 and $257,412 respectively. The Company’s severance escrow accounts are restricted cash held in third-party administered escrow accounts for the sole purpose of funding certain employee severance plans.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014 and 2013, consists of the following:

	2014	2013
Office furniture and equipment	$482,049	$387,974
Accumulated depreciation and amortization	(331,723)	(301,207)
	$150,326	$86,767

Depreciation expense totaled $32,708, $25,458 and $35,680 in 2014, 2013 and 2012, respectively.

NOTE 4—BUSINESS VENTURES

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 50 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. As of December 31, 2013, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge of $101,994 that was recorded on December 31, 2010, a charge of $25,862 that was recorded on March 31, 2012 and a goodwill impairment charge of $2,132,026 on December 31, 2014 (See Note 11-Goodwill). As of December 31, 2014, the is no goodwill recorded relating to this acquisition.

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. for the amount of $100,000. Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business. On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000.  On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000. As of December 31, 2014, the Company owned 5,150,000 shares of CNR.

NOTE 5—LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The Company makes monthly interest payments. The loan matured August 8, 2014.  The Company set up monthly payments with an automatic payment of $25,000. There are no financial covenants associated with the line of credit. On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit. On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422 closing this line of credit. As of December 31, 2014, there is no longer an outstanding balance on this line of credit. As of December 31, 2014 interest expense on this line of credit was $9,632.

On July 14, 2014, the Company signed new loan documents for a line of credit with American Bank Center in the amount of $300,000.The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of December 31, 2014. The loan matures with principal due on July 14, 2015. The Company has set up monthly payments with an automatic payment of $25,000. For the year ended December 31, 2014, the Company had $200,000 outstanding against its line of credit. As of December 31, 2014, interest expense on this line of credit was $4,483. There are no financial covenants associated with the line of credit.

NOTE 6—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2014	2013	2012
Current income tax benefit (expense):
Federal	$(69,367)	$(159,611)	$-
State	(20,923)	(47,033)	(18,713)
Total current tax benefit (expense)	$(90,290)	$(206,644)	$(18,713)
Deferred tax benefit (expense):
Federal	$(121,404)	$(48,421)	$(57,089)
State	(14,572)	(7,364)	1,970
Total deferred tax benefit (expense)	$(135,976)	$(55,785)	$(55,119)

Total provision for income tax
benefit (expense)	$(226,266)	$(262,429)	$(73,832)

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

Deferred tax assets (liabilities) were comprised of the following:

	2014	2013	2012
Deferred tax asset:
Net operating carry forwards	$-	$5	$8,938
Capital loss carry forward	33,077	33,077	-
Valuation on capital loss carry forward	(33,077)	(33,077)	-
Stock option compensation	357,386	583,374	583,374
Goodwill	57,866	-	-

Total deferred tax assets	$415,252	$583,379	$592,312

Deferred tax liabilities:
Accumulated depreciation	$49,825	$81,976	$44,247
Accumulated amortization	-	-	-
Total deferred tax liabilities	$49,825	$81,976	$44,247

Net deferred tax asset	$365,427	$501,403	$548,065

Net deferred tax asset – current	$-	$-	$8,933
Net deferred tax asset – non-current	365,427	501,403	539,132
Net deferred tax asset	$365,427	$501,403	$548,065

Management reviews and adjusts those estimates annually based upon the most current information available. However, because the recoverability of deferred taxes is directly dependent upon the future operating results of the Company, actual recoverability of deferred taxes may differ materially from management’s estimates. The Company is aware of the risk that the recorded deferred tax assets may not be realizable. The capital loss generated on the sale of Omega shares is unlikely to be recognized and therefore has not been included in deferred assets. However, management believes that the Company will obtain the full benefit of any net operating loss and other deferred tax assets on the basis of its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. It believes that sufficient book and taxable income will be generated to realize the benefit of any net operating loss and other deferred tax assets.

In 2011, the Company had an estimated net operating loss carryover of approximately $235,000 that would expire if unused in 2030. The Company used $208,870 on their 2012 tax return and the remaining $28,825 was applied to  the 2013 tax return

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2014 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. The tax years 2011-2013 remain open to examination by taxing jurisdictions to which the Company is subject.

A reconciliation of the difference between the expected federal tax rate computed at the U.S. statutory income tax rate of 35% and the Company’s effective tax rate for the years ended December 31, 2014, 2013 and 2012 is shown in the following table:

	2014	2013	2012
Expected federal tax rate	35%	35%	35%
State income taxes	5%	5%	5%
Effect of permanent differences	(64)%	0%	(199%)
Change in tax rate	8%	(25%)	39%

Effective tax rate	(17)%	41%	(120%)

The effect of permanent differences in the period ended December 31, 2014, was primarily due to the goodwill impairment that was offset by the settlement proceeds (See Note 17 – Litigation).  Income tax receivable for period ended December 31, 2014 was $203,623 compared to income tax payable of $67,688   during the same period in 2013.

NOTE 7—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 210 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 1 for 10,000 in 2013,  2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 0.2 warrants (adjusted for the 1 for 10,000 stock split in 2013 and the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 210 warrants as of December 31, 2014.

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

The Company has adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the twelve months ended December 31, 2014. As of December 31, 2014, 203 stock options totaling $576,500 had been cancelled.

In June of 2013, shareholders approved by a majority vote a 10,000 to 1 reverse stock split during the annual meeting of shareholders. The reverse stock split became effective on August 14, 2013.

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2012	589	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	50	-	-
Outstanding on December 31, 2012	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2013	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	203	-	-
Outstanding on December 31, 2014	336	$8,692	$4,435	$-

Exercisable options at the end of 2014 were 336 and 539 in 2013 and  in 2012. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2014:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $4,900	138	Perpetual		$4,200	138	$4,200
$5,000 to $9,900	195	1	*	$5,200	195	$5,200
$10,000 to $15,000	3	Perpetual		$10,100	3	$10,100
$0 to $15,000	336	1	*	$8,692	336	$8,692

* Excludes options with a perpetual life

NOTE 8—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $2,815, $5,276, and $2,842 for the years ended December 31, 2014, 2013, and 2012, respectively. The matching contributions paid by the Company were $40,411, $38,477 and $33,886 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9—NET CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiary Capital Financial Services, Inc. is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2014, this subsidiary had net capital of $483,943 compared to $885,717 during the same period ended in 2013; a minimum net capital requirement of $173,682 in 2014 compared to $271,795 during the same period ended in 2013; excess net capital of $310,261 in 2014 compared to $613,922 during the same period ended in 2013 and a ratio of aggregate indebtedness to net capital of 5.4 to 1in 2014 compared to a ratio of aggregate indebtedness to net capital of 4.6 to 1 during the same period ended in 2013. This subsidiary is exempt from the reserve requirements of Rule 15c3-3(k) (2) (ii). Management of Capital Financial Services, Inc. is responsible for complying with 17 C.F.R §240.17a-5, “Reports to be made by certain brokers and dealers” and complying with 17 C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”). To the best of their knowledge and belief, management stated the following:

(1) We identified the following provisions of 17 C.F.R §15c3-3(k) under which the Company claimed an exemption from 17C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”) and (2) we met the identified exemption provisions from January 1, 2014 to December 31, 2014 without exception.

NOTE 10—OPERATING LEASES

The Company has various leases for office equipment and office space that are set to expire over the next couple of years through 2016. The total rent expense for these leases was $94,024, $92,760 and $84,204 for December 31, 2014, 2013 and 2012 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2014.

Years ending December 31,
2015	$85,937
2016	28,895
2017	9,881
2018	9,881
Total minimum future rental payments	$134,594

NOTE 11—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013, and 2012, are as follows:

Total
Balance as of January 1, 2012	$2,472,419
Goodwill acquisition price adjustment during the period (see Note 4 – Business Ventures)	(25,862)
Impairment losses	(314,531)
Balance as of December 31, 2012	$2,132,026

Impairment losses	-
Balance as of December 31, 2013	$2,132,026

Impairment losses	(2,132,026)
Balance as of December 31, 2014	$0

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

The valuation methodology the Company utilized in testing the Company’s goodwill for impairment in 2014 is based on the Adjusted Book Value Method.  The Adjusted Book Value Method computes the value of the ownership interest, or the owner’s equity, by adjusting the value of the individual assets and liabilities to their individual fair market values. The difference between the adjusted assets and the adjusted liabilities is the adjusted book value. Different premises or viewpoints (such as Fair Market Value, replacement cost, liquidation, or going concern) may be employed to value the individual assets and liabilities, depending upon the circumstances.

In the fourth quarter of 2014, due to a reduction in the estimated fair market value of Capital Financial Services, Inc., (the Company’s only reporting unit) the Company determined it was necessary to perform an interim goodwill impairment test. In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value. The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $2,132,026 was necessary to reduce the carrying value of goodwill to its implied fair value of zero.

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

The application of valuation techniques applied to similar assets and liabilities has been consistently applied.  The following is a description of the valuation methodologies used for instruments measured at fair value:

Reconciliation of Level 3 Balances:

Balance January 1, 2012	$2,472,419
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Ventures)	(25,862)
Impairment loss on goodwill	(314,531)
Balance January 1, 2013	$2,132,026
Balance December 31, 2013	$2,132,026
Reduction in goodwill related to UHFS acquisition (See Note 4-Business Ventures)	-
Impairment loss on goodwill	(2,132,026)
Balance December 31, 2014	$0

NOTE 13—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$(1,542,184)
Less: preferred stock dividends	-
Income (Loss) available to common stockholders – Basic earnings per share	(1,542,184)	1,241	$(1,243)
Effect of dilutive securities:
Options and warrants	-	-
Income (Loss) available to common stockholders – Diluted earnings per share	$(1,542,184)	1,241	$(1,243)

	For the Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$376,819
Less: preferred stock dividends	-
Loss available to common stockholders – Basic earnings per share	376,819	1,368	$276
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders – Diluted earnings per share	$376,819	1,368	$276

	For the Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$(135,622)
Less: preferred stock dividends	-
Loss available to common stockholders – Basic earnings per share	(135,622)	1,464	$(94)
Effect of dilutive securities:
Options and warrants	-	-
Diluted earnings per share	$(135,622)	1,464	$(94)

Options and warrants to purchase 546 common shares at exercise prices between $3,500 and $14,300 were outstanding at December 31, 2014, but were not included in the computation of earnings per share for the year ended December 31, 2014. The options and warrants were not included in the calculation because their exercise prices were greater than the average market price of the common shares during the period.

NOTE 14—COMPREHENSIVE INCOME (LOSS)

There were no differences between net income (loss) and comprehensive income (loss).

NOTE 15—RELATED PARTY TRANSACTIONS

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, the President of the Company, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al. The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. The plaintiffs in the Signature lawsuit were broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. On September 23, 2014, the Plaintiffs, including the Company and John Carlson individually, entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman with no admission of liability or fault by any defendant.  In conjunction with the Settlement Agreement described in Note 17 - Litigation, as compensation for Mr. Carlson’s efforts to the benefit of the Company, the Company agreed to pay $289,858 to John Carlson, which amount was applied as additional executive compensation to Mr. Carlson in the quarter ended December 31, 2014 and reported on the Consolidated Statements of Operations of Capital Financial Holdings, Inc. under Compensation and Benefits.

NOTE 16—BARON NOTES RECEIVABLE

On June 11, 2014, June 27, 2014, and July 22, 2014, Baron Energy, Inc., issued promissory notes receivable to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000, $40,000 and $375,000 respectively. The three notes carry an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016, June 28, 2016 and July 23, 2016 respectively.  As of December 31, 2014, notes held with Baron Energy, Inc. carried a balance of $500,000. At maturity, the notes are convertible at the option of the note holder into specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  As additional compensation to the note holder, at the maturity of the notes, regardless of whether the note holder elects to convert the principal of the notes to non-operating minority working interests, the note holder will be assigned specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  The note holder also has the option to receive additional working interests if it extends the maturity dates of the notes. Interest income earned as of December 31, 2014, was $29,435. All payments on the notes are current as of December 31, 2014, and no reduction has been made in the carrying value of the notes as of December 31, 2014.

NOTE 17—LITIGATION

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2014, the Company is a defendant in three on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”), a finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact; negligent misrepresentation; equitable indemnity and declaratory relief. On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman with no admission of liability or fault by any defendant. The settlement proceeds in the amount of $835,873 were received on December 4, 2014 and recorded as other income on the consolidated financial statements of Capital Financial Holdings, Inc. In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier - Arch Specialty Insurance Company (“Arch”) - in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. These actions are for declaratory relief in connection with a dispute over whether Arch is entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman.  The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations by Arch in its counterclaims are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 18-OPERATING SEGMENTS

The Company organizes its current business units into three reportable segments: broker dealer services, natural resources and holding company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The natural resources segment seeks opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land through its wholly-owned subsidiary, Capital Natural Resources, Inc. (“CNR”), a Colorado corporation. The holding company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

As of, and for the year ended, December 31, 2014:

	Holding Company	Natural Resources	Broker-Dealer Services	Total
Revenues from external customers	$-	$-	$21,245,393	$21,245,393
Interest income	1,465	29,435	-	30,900
Interest expense	(14,116)	-	(9)	(14,125)
Depreciation and amortization	3,634	-	29,074	32,708
Settlement proceeds	835,873	-	-	835,873
Goodwill impairment expense	2,132,026	-	-	2,132,026
Income (loss) before income tax benefit (expense)	(2,107,244)	(4,169)	795,495	(1,315,918)
Income tax benefit (expense)	83,934	1,634	(311,834)	(226,266)
Net income (loss)	(2,023,310)	(2,535)	483,661	(1,542,184)
Segment assets	1,681,573	782,932	3,281,228	5,745,733

As of, and for the year ended, December 31, 2013:

	Holding Company	Natural Resources	Broker-Dealer Services	Total
Revenues from external customers	$6,296	$-	$21,382,923	$21,389,219
Interest Expense	(4,900)	-	-	(4,900)
Depreciation and amortization	3,120	-	22,338	25,458
Income (loss) before income tax benefit (expense)	(585,574)	-	1,224,822	639,248
Income tax benefit (expense)	217,632	-	(480,061)	(262,429)
Net income (loss)	(367,942)	-	744,761	376,819
Segment assets	3,199,638	-	3,618,828	6,818,466

As of, and for the year ended, December 31, 2012:

	Holding Company	Natural Resources	Broker-Dealer Services	Total
Revenues from external customers	$(38,908)	$-	$18,320,758	$18,281,850
Interest Expense	(32,419)	-	(98)	(32,517)
Depreciation and amortization	11,372	-	24,308	35,680
Goodwill impairment expense	314,531	-	-	314,531

Reconciliation of Segment Information

	2014	2013	2012
Assets for the Holding Company segment	$1,681,573	$3,199,638	$3,159,903
Assets for the Broker-Dealer Services segment	3,281,228	3,618,828	2,800,368
Assets for the Natural Resources segment	782,932	-	-
Elimination for the Holding Company segment receivables	(178,392)	(178,392)	(178,392)
Elimination for the Broker-Dealer Services segment receivables	(5,000)	(5,000)	(5,000)
Elimination for the Natural Resources segment receivables	(515,000)	-	-
Consolidated assets	$5,047,341	$6,635,074	$5,776,879

NOTE 19—SUBSEQUENT EVENTS

None

ADDITIONAL INFORMATION