Form 10-Q
period 2015-03-31
Capital Financial Holdings, Inc
filed 2015-05-15
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$1,608,108	$1,333,323
Accounts receivable (net of an allowance of $24,000, respectively)	1,819,109	1,979,530
Prepaids	68,225	76,670
Income taxes receivable	182,473	203,623

Total current assets	$3,677,915	$3,593,146
PROPERTY AND EQUIPMENT
Property and equipment	$490,288	$482,049
Less accumulated depreciation	(342,695	(331,723)
Net property and equipment	$147,593	$150,326

OTHER ASSETS
Severance escrow	$257,733	$257,670
Deferred tax asset – non-current	323,549	365,427
Baron notes receivable	500,000	500,000
Other assets (net of accumulated amortization
of $214,444, respectively)	180,772	180,772

Total other assets	$1,262,054	$1,303,869

TOTAL ASSETS	$5,087,562	$5,047,341

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	December 31,
	2015	2014
CURRENT LIABILITIES
Accounts payable	$397,218	$368,112
Commissions payable	1,962,767	1,903,881
Line of credit	127,202	200,000
Other current liabilities	52,207	16,620
Total current liabilities	$2,539,394	$2,488,613

TOTAL LIABILITIES	$2,539,394	$2,488,613

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(7,899,588)	(7,889,028)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$2,548,168	$2,558,728

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,087,562	$5,047,341

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
OPERATING REVENUES	2015	2014
Fee income	$284,646	366,267
Commission income	4,400,183	4,968,635
Other income	80,490	133,928

Total revenue	$4,765,319	5,468,830

OPERATING EXPENSES
Compensation and benefits	$365,310	301,365
Commission expense	4,098,658	4,866,481
General and administrative expenses	267,519	331,050
Depreciation	10,972	6,949

Total operating expenses	$4,742,459	5,505,847

OPERATING INCOME (LOSS)	$22,860	(37,017)

OTHER INCOME (EXPENSES)
Interest expense	$(2,202)	(6,274)
Interest income	18,860	-
Other income	15,329	-

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	54,847	(43,291)
INCOME TAX EXPENSE	$(65,407)	(8,836)
NET LOSS	$(10,560)	(52,127)

NET LOSS PER COMMON SHARE:
Basic	$(9)	(42)
Diluted	$(9)	(42)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,560)	(52,127)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	10,972	6,949
Provision for deferred income taxes	41,878	24,925
(Increase) decrease in:
Accounts receivable	160,421	(286,637)
Prepaids	8,445	8,571
Income taxes receivable	21,150	-
Severance escrow	(63)	(63)
Accounts payable	29,106	(229,390)
Commissions payable	58,886	171,826
Other liabilities	35,587	7,173
Net cash (used in) provided by operating activities	$355,822	(370,016)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(8,239)	(3,550)
Net cash used in investing activities	$(8,239)	(3,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term borrowings	(72,798)	(72,896)
Net cash used in financing activities	$(72,798)	(72,896)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$274,785	(446,462)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,333,323	1,665,123

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,608,108	1,218,661

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	2,202	6,274

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015 and 2014

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiaries Capital Financial Services, Inc. (“CFS”) and Capital Natural Resources, Inc. (“CNR”) (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2014, of Capital Financial Holdings, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2014, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of operating results for the entire year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 of our 2014 Form 10-K filed on March 25, 2015.

ASU 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company is currently assessing the potential impact of this update.

ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The Company is currently assessing the potential impact of this update.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.  These reclassifications had no effect on the Company’s net income (loss).

NOTE 4 – BUSINESS VENTURES

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. for the amount of $100,000. Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business. On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000.  On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000. As of March 31, 2015, the Company owned 5,150,000 shares of CNR.

In April 2015, CNR obtained a non-operating working interest in an oil and gas property consisting of a twenty five percent interest in three oil and gas leases covering approximately 618 acres in Taylor County, Texas for a purchase price of $90,000.

NOTE 5—BARON NOTES RECEIVABLE

On June 11, 2014, June 27, 2014, and July 22, 2014, Baron Energy, Inc., issued promissory notes receivable to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000, $40,000 and $375,000 respectively. The three notes carry an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016, June 28, 2016 and July 23, 2016 respectively.  As of March 31, 2015, notes held with Baron Energy, Inc. carried a balance of $500,000. At maturity, the notes are convertible at the option of the note holder into specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  As additional compensation to the note holder, at the maturity of the notes, regardless of whether the note holder elects to convert the principal of the notes to non-operating minority working interests, the note holder will be assigned specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  The note holder also has the option to receive additional working interests if it extends the maturity dates of the notes. Interest income earned as of March 31, 2015, was $18,750. All payments on the notes are current as of March 31, 2015, and no reduction has been made in the carrying value of the notes as of March 31, 2015.

NOTE 6 – LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The Company makes monthly interest payments. The loan matured August 8, 2014.  The Company set up monthly payments with an automatic payment of $25,000. There are no financial covenants associated with the line of credit. On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit. On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422 closing this line of credit. As of March 31, 2015, there is no longer an outstanding balance on this line of credit.

On July 14, 2014, the Company signed new loan documents for a line of credit with American Bank Center in the amount of $300,000.The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of March 31, 2015. The loan matures with principal due on July 14, 2015. The Company has set up monthly payments with an automatic payment of $25,000. For the period ended March 31, 2015, the Company had $127,202 outstanding against its line of credit. As of March 31, 2015, interest expense on this line of credit was $6,686. There are no financial covenants associated with the line of credit.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2015 and 2014. Changes are due to the stock buyback and reverse stock split

Option activity for the twelve months ended December 31, 2014 and the three months ended March 31, 2015 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2014	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	203	-	-
Outstanding on December 31, 2014	336	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	45	-	-
Outstanding on March 31, 2015	291	$4,734	$4,388	$-

Exercisable options totaled 336 at December 31, 2014 and totaled 291at March 31, 2015.

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

Due to stock options forfeited, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced. As of March 31, 2015, approximately $41,000 was recorded as tax expense for the quarter and an accumulated amount of approximately $267,000 has been recorded as tax expense since the beginning of stock options being forfeited.

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

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(10,560)			(52,127)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(10,560)	1,241	(9)	(52,127)	1,241	$(42)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(10,560)	1,241	(9)	(52,127)	1,241	$(42)

Options and warrants to purchase 501 common shares at exercise prices between $3,500 and $14,300 were outstanding at March 31, 2015, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2015 and March 31, 2014, because their effect was anti-dilutive.

NOTE 10 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of March 31, 2015, the Company is a defendant in six on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. On April 14, 2015, claimants in one of the suits mentioned above were awarded $31,141 plus 5% simple interest from the date of the award until paid. Subsequent to the quarter ended March 31, 2015, the Company was named in an additional arbitration.

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

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of March 31, 2015, the Company had 17 full-time employees and 1 part-time employee consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

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

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 207 investment representatives and investment advisors.

As of, and for the period ended, March 31, 2015:

	Holding	Natural	Broker-Dealer
	Company	Resources	Services	Total
Revenues from external customers	$-	$-	$4,765,319	$4,765,319
Interest income	51	18,750	59	18,860
Interest expense	(2,202)	-	-	(2,202)
Depreciation	939	-	10,033	10,972
Income (loss) before income tax benefit (expense)	(106,772)	7,135	154,484	54,847
Income tax benefit (expense)	(2,052)	(2,797)	(60,558)	(65,407)
Net income (loss)	(108,824)	4,338	93,926	(10,560)
Segment assets	947,965	790,067	3,349,800	5,087,562

As of, and for the period ended, March 31, 2014:
	Holding	Natural	Broker-Dealer
	Company	Resources	Services	Total
Revenues from external customers	$636	$-	$5,468,194	$5,468,830
Interest Expense	(6,274)	-	-	(6,274)
Depreciation	914	-	6,035	6,949
Income (loss) before income tax benefit (expense)	(90,363)	-	47,072	(43,291)
Income tax benefit (expense)	3,230	-	(12,066)	(8,836)
Net income (loss)	(87,133)	-	35,006	(52,127)
Segment assets	3,146,827	-	3,312,833	6,459,660

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2015	2014
Net loss	(10,560)	(52,127)
Income per share:
Basic	(9)	(42)
Diluted	(9)	(42)

The Company reported net loss for the quarter ended March 31, 2015, of $10,560, compared to a net loss of $52,127 for the same quarter in 2014. The loss in the quarter ended March 31, 2015 was due to stagnant growth and tax expense during the first quarter of 2015.

Operating revenues

Total operating revenues for the quarter ended March 31, 2015 were $4,765,319, a decrease of 13% from $5,468,830 for the quarter ended March 31, 2014. The decrease for the three month period resulted from the Company’s broker dealer division’s net revenue categories listed below.

Fee Income

Fee income for the quarter ended March 31, 2015 was $284,646, a decrease of 23% from $366,267 for the quarter ended March 31, 2014.  The decrease was due to a decrease in fee income received by the broker dealer division, as a result of lower values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 6% of the Company’s consolidated revenues for 2015 and 2014. There is no fee income attributable to the other segments.

Commission Income

Commission income includes CFS commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the quarter ended March 31, 2015 was $4,400,183, a decrease of 11% from $4,968,635 for the quarter ended March 31, 2014.  The decreases were due primarily to the decrease in commissions received by the broker dealer division due to market conditions. Commission revenues constituted 92% of the Company’s consolidated revenues for 2015 and 2014. There is no commission income attributable to the other segments.

Other income

Consolidated other income for the quarter ended March 31, 2015 was $80,490, a decrease of 40% from $133,928 for the quarter ended March 31, 2014.  The decrease was due to a decrease in the marketing income received related to alternative investment products. There is no other income attributable to the natural resource or holding segments. Other income constituted 2% of the Company’s consolidated revenues for the three months ended March 31, 2015 and March 31, 2014.

Interest income

Consolidated interest income for the quarter ended March 31, 2015 was $18,860 an increase of 100% from the same period ended 2014. $18,750 of the interest income is attributable to the Baron Energy notes from the natural resource segment.  There was no material interest income for the holding or broker dealer segments for the period ended March 31, 2014.

Operating expenses

Total operating expenses for the quarter March 31, 2015 were $4,742,459, a decrease of 16% from $5,505,847 for the quarter ended March 31, 2014. The decrease resulted from the net decrease in the expense categories described below.

Compensation and benefits

Consolidated compensation and benefits expense for the quarter ended March 31, 2015 was $365,310, an increase of 21% from $301,365 for the quarter ended March 31, 2014. Compensation and benefits for the holding division for the quarter ended March 31, 2015 was $64,124 an increase of 181% from $22,791 for the quarter ended March 31, 2014. Compensation and benefits for the broker dealer division for the quarter ended March 31, 2015 was $289,571 a 4% increase from $278,574 for the quarter ended March 31, 2014. Compensation and benefits for the natural resource division for the quarter ended March 31, 2015 was $11,615 a 100% increase from the same period in 2014. The increases resulted from an increase in wages.

Commission expense

Commission expense for the quarter ended March 31, 2015 was $4,098,658 a decrease of 16% from $4,866,481 for the quarter ended March 31, 2014.  The decrease is a result of the lower revenues received by the broker dealer division during the quarter ended March 31, 2015. There is no commission expense attributable to the other segments.

General and administrative expense

Consolidated general and administrative expenses for the quarter ended March 31, 2015 were $267,519, a decrease of 19% from $331,050 for the quarter ended March 31, 2013.  General and administrative expenses for the holding division for the quarter ended March 31, 2015 were $54,886 a 10% decrease from $61,196 for the quarter ended March 31, 2014. The decrease was from a decrease in accounting services. General and administrative expenses for the broker dealer division were $212,633 a 21% decrease from $269,855 for the same period in 2014. The decreases were from a decrease in legal, licensing and outside service expenses. There were no general and administrative expenses for the natural resource division during the quarters ended March 31, 2015 or 2014.

Depreciation

Consolidated depreciation expense for the quarter ended March 31, 2015 was $10,972, an increase of 58% from $6,949 for the quarter ended March 31, 2014. Depreciation expense for the holding division for the quarter ended March 31, 2015 was $939 an increase of 3% from $914 for the quarter ended March 31, 2014. Depreciation expense for the broker dealer division for the quarter ended March 31, 2015 was $10,033 an increase of 66% from $6,035 for the quarter ended March 31, 2014. The increases in depreciation expenses were due to additional fixed assets purchased during the quarter ended March 31, 2015. There is no depreciation expense for the natural resource division during the quarters ended March 31, 2015 or 2014.

Interest expense

Interest expense for the quarter ended March 31, 2015 was $2,202 a decrease of 65% from $6,274 for the quarter ended March 31, 2014. The decrease is due to the interest payments made on the line of credit issued to the holding division in 2014. There is no interest expense attributable to the other segments.

Liquidity and capital resources

Net cash provided by operating activities was $355,822 for the three months ended March 31, 2015, as compared to net cash used in operating activities of $370,016 during the three months ended March 31, 2014.  The primary difference corresponds to the income taxes and accounts payable/receivable.

Net cash used in investing activities was $8,239 for the three months ended March 31, 2015, compared to net cash used in investing activities of $3,550 for the three months ended March 31, 2014.  The primary difference corresponds with the purchases of assets during the first quarter of 2015 as compared to first quarter in 2014.

Net cash used in financing activities was $72,798 for the three months ended March 31, 2015, compared to net cash used in financing activities of $72,896 for the three months ended March 31, 2014.  The primary difference corresponds with the interest payments made on the line of credit issued to the Company in 2014.

At March 31, 2015, the Company held $1,608,108 in cash and cash equivalents, as compared to $1,218,661 at March 31, 2014.  The Company is required to maintain certain levels of cash and liquid securities in CFS to meet regulatory net capital requirements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of March 31, 2015, the Company is a defendant in six on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases. On April 14, 2015, claimants in one of the suits mentioned above were awarded $31,141 plus 5% simple interest from the date of the award until paid.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2015	-	-	-	$597,754
February 2015	-	-	-	$597,754
March 2015	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	May 15, 2015	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)
Date:	May 15, 2015	By /s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)