Form 10-Q
period 2015-06-30
Capital Financial Holdings, Inc
filed 2015-08-19
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$1,339,711	$1,333,323
Accounts receivable (net of an allowance of $24,000 for 2015 and 2014)	1,848,108	1,979,530
Prepaids	67,400	76,670
Income taxes receivable	207,321	203,623

Total current assets	3,462,540	3,593,146
PROPERTY AND EQUIPMENT
Oil & Natural Gas Properties, Full Cost Method of Accounting
Proved	90,000	-
Total oil & natural gas properties	90,000	-
Other property and equipment
Furniture, fixtures & equipment	492,468	482,049
Less accumulated depreciation	(353,608)	(331,723)
Total other property and equipment	138,860	150,326
Net property and equipment	228,860	150,326

LONG TERM ASSETS
Real estate held for investment	84,625	-
Total long term assets	84,625	-

OTHER ASSETS
Severance escrow	257,797	257,670
Baron notes receivable	500,000	500,000
Deferred tax asset – non-current	302,597	365,427
Other assets (net of accumulated amortization of $214,444 for 2015 and 2014)	180,772	180,772

Total other assets	1,241,166	1,303,869

TOTAL ASSETS	$5,017,191	$5,047,341

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	June 30,	December 31,
	2015	2014

CURRENT LIABILITIES
Accounts payable	$160,336	$368,112
Commissions payable	1,923,076	1,903,881
Other current liabilities	388,513	16,620
Line of credit	53,399	200,000
Total current liabilities	2,525,324	2,488,613
TOTAL LIABILITIES	2,525,324	2,488,613

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	305	305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;
1,241 and 1,446 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(7,955,889)	(7,889,028)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	2,491,867	2,558,728

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,017,191	$5,047,341

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,
	2015	2014
OPERATING REVENUES
Fee income	$301,838	208,570
Commissions	4,665,487	4,723,128
Oil lease income	8,672	-
Other operating income	53,847	159,973

Total revenue	5,035,075	5,091,671

OPERATING EXPENSES
Compensation and benefits	252,220	344,555
Commission expense	4,371,246	4,295,324
General and administrative expenses	477,884	260,889
Depreciation	10,242	7,890

Total operating expenses	5,111,592	4,908,658

OPERATING INCOME (LOSS)	(76,517)	183,013

OTHER INCOME (EXPENSES)
Interest expense	(1,248)	(3,013)
Interest income	18,855	102
Other income	11,843	-
Total other income (expenses)	24,219	(2,911)
INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(52,298)	180,102
INCOME TAX EXPENSE	$(4,003)	(158,595)
NET INCOME	$(56,301)	21,507

NET INCOME PER COMMON SHARE:
Basic	$(45)	17
Diluted	$(45)	17

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

OPERATING REVENUES	Unaudited (Six Months Ended June 30.

	2015	2014

Fee income	$586,484	574,836
Commissions	9,065,671	9,697,186
Oil lease income	8,672	-
Other operating income	134,337	287,607

Total revenue	9,795,164	10,559,629

OPERATING EXPENSES
Compensation and benefits	617,529	645,920
Commission expense	8,469,904	9,161,805
General and administrative expenses	745,403	591,940
Depreciation	21,215	14,839

Total operating expenses	9,854,051	10,414,504

OPERATING INCOME (LOSS)	(58,887)	145,125

OTHER INCOME (EXPENSES)
Interest expense	(3,451)	(9,287)
Interest income	37,716	196
Other income	27,171	777
Total other income (expenses)	61,436	(8,314)
INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	2,549	136,811
INCOME TAX EXPENSE	(69,410)	(167,431)
NET LOSS	$(66,861)	(30,620)

NET LOSS PER COMMON SHARE:
Basic	$(54)	(25)
Diluted	$(54)	(25)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(66,861)	(30,620)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	21,885	14,839
Provision for deferred income taxes	62,830	101,064
(Increase) decrease in:
Accounts receivable	131,422	(140,338)
Income taxes receivable	(3,698)	-
Prepaids	9,270	19,491
Severance escrow	(127)	(128)
Accounts payable	(207,776)	(194,574)
Commissions payable	19,195	(16,238)
Other liabilities	371,893	4,777
Net cash (used in) provided by operating activities	338,033	(241,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,419)	(27,093)
Additions to real estate held for investment	(90,000)	-
Additions to proved properties	(84,625)	(125,000)
Net cash used in investing activities	(185,044)	(152,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	(146,601)	(146,646)
Decrease in settlements payable	-	(22,000)
Net cash used in financing activities	(146,601)	(168,646)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,388	(562,466)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,333,323	1,665,123

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,339,711	1,102,657

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	3,451	9,287

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015 and 2014

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2015, are not necessarily indicative of operating results for the entire year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 of our 2014 Form 10-K filed on March 25, 2015.

Oil and Gas Properties

CNR follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.

As of June 30, 2015, CNR held leasehold interests on acreage located in Taylor County, Texas.

Proceeds from property sales will generally be credited to the full cost pool with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three and six months ended June 30, 2015, depletion was not material to the financials.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  As of June 30, 2015 the Company held no unproved properties.

Real Estate Held for Investment

Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.
Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  As of June 30, 2015. such amounts are not material to the financial statements.

ASU 2015-04—Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets – The Company has not adopted this update as of June 30, 2015, as it was not applicable to the Company at this time. Should the Company alter its current benefit compensation structure, this update may have an impact on the Company.

ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs – The Company has not adopted this update as of June 30, 2015, as it was not applicable to the Company at this time.

ASU 2015-07—Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) – The Company has not adopted this update as of June 30, 2015, as it was not applicable to the Company at this time. It is not known at this time whether the updated pronouncement will have an impact on the Company.

ASU 2015-10—Technical Corrections and Improvements – The Company is currently assessing the potential impact of this update.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.  These reclassifications had no effect on the Company’s net income (loss).

NOTE 4 – BUSINESS VENTURES

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. (“CNR”) for the amount of $100,000. Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business. On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000.  On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000.  As of June 30, 2015, the Company owned 5,150,000 shares of CNR.

On April 1, 2015, CNR obtained a non-operating working interest in an oil and gas property consisting of a twenty five percent interest in three oil and gas leases covering approximately 618 acres in Taylor County, Texas for a purchase price of $90,000 paid in cash. This purchase is presented under property and equipment on the balance sheet. As of June 30, 2015, oil lease income earned $8,672.

On May 19, 2015, CNR acquired interests in 383 acres of coal rights located in Kanawha County, West Virginia with 1,483,451 recoverable tons for a purchase price of $1,275 paid in cash. This purchase is presented as long term assets on the balance sheet.

On June 11, 2015, CNR acquired 724.5 acres of mineral, water rights and surface interests in Hudspeth County, Texas for a purchase price of $83,350 paid in cash. This purchase is presented under long term assets on the balance sheet.

The purchase allocation for all three CNR transactions was based on the estimated fair value of the assets acquired.

NOTE 5—BARON NOTES RECEIVABLE

On June 11, 2014, June 27, 2014, and July 22, 2014, Baron Energy, Inc., issued promissory notes to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000, $40,000 and $375,000 respectively. The three notes carry an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016, June 28, 2016 and July 23, 2016 respectively.  As of June 30, 2015, notes held with Baron Energy, Inc. carried a balance of $500,000. At maturity, the notes are convertible at the option of the note holder into specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  As additional compensation to the note holder, at the maturity of the notes, regardless of whether the note holder elects to convert the principal of the notes to non-operating minority working interests, the note holder will be assigned specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  The note holder also has the option to receive additional working interests if it extends the maturity dates of the notes. Interest income earned as of the three months ended June 30, 2015, was $18,750. All payments on the notes are current as of June 30, 2015, and no reduction has been made in the carrying value of the notes as of June 30, 2015.

NOTE 6 – LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013. The line of credit had a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The Company made monthly interest payments. The loan matured August 8, 2014.  The Company set up monthly payments with an automatic payment of $25,000. There are no financial covenants associated with the line of credit. On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit. On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422 closing this line of credit. As of June 30, 2015, there is no longer an outstanding balance on this line of credit.

On July 14, 2014, the Company signed new loan documents for a line of credit with American Bank Center in the amount of $300,000.The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of June 30, 2015. The loan matures with principal due on July 14, 2015. The Company has set up monthly payments with an automatic payment of $25,000. For the period ended June 30, 2015, the Company had $53,399 outstanding against its line of credit. As of June 30, 2015, interest expense on this line of credit was $7,882. There are no financial covenants associated with the line of credit. The Company made two payments in July 2015 bringing the outstanding balance to zero. The total interest expense on this line of credit was $8,061.

On July 14, 2015, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of June 30, 2015. The loan matures with principal due on July 14, 2016. For the period ended June 30, 2015, the Company had $53,399 outstanding against this line of credit before renewal. The Company made a payment of $25,000 on July 6, 2015 and a final payment of $28,578 on July 14, 2015. As of July 31, 2015, the Company had zero outstanding and zero interest expense against its current line of credit. There are no financial covenants associated with the line of credit.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2015 and 2014. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2014 and the six months ended June 30, 2015 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding on January 1, 2014	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	203	-	-
Outstanding on December 31, 2014	336	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	70	-	-
Outstanding on June 30, 2015	266	$4,734	$4,388	$-

Exercisable options totaled 336 at December 31, 2014 and totaled 266 at June 30, 2015.

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

Due to stock options forfeited, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced. As of June 30, 2015, approximately $20,580 was recorded as tax expense for the quarter and an accumulated amount of approximately $289,617 has been recorded as tax expense since the beginning of stock options being forfeited.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(56,301)			21,507
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(56,301)	1,241	(45)	21,507	1,241	$17
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(56,301)	1,241	(45)	21,507	1,241	$17

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Loss	$(66,861)			(30,620)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(66,861)	1,241	(54)	(30,620)	1,241	$(25)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(66,861)	1,241	(54)	(30,620)	1,241	$(25)

Options and warrants to purchase 476 common shares at exercise prices between $3,500 and $14,300 were outstanding at June 30, 2015, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2015 and June 30, 2014, because their effect was anti-dilutive.

NOTE 10 – SEGMENT REPORTING

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

	Holding	Natural	Broker-Dealer
As of, and for the three months ended:	Company	Resources	Services	Total

June 30, 2015
Revenues from external customers	-	8,672	4,967,325	4,975,997
Other operating income	-	-	53,847	53,847
Other income	-	-	11,843	11,843
Interest income	45	18,750	60	18,855
Interest expense	1,197	-	52	1,249
Depreciation	965	-	9,277	10,242
Income (loss) before income tax benefit (expense)	(8,110)	(1,223)	(42,965)	(52,298)
Income tax benefit (expense)	(21,325)	480	16,842	(4,003)
Net income (loss)	(29,435)	(743)	(26,123)	(56,301)

	Holding	Natural	Broker-Dealer
As of, and for the three months ended:	Company	Resources	Services	Total

June 30, 2014
Revenues from external customers	-	-	4,931,698	4,931,698
Other operating income	-	-	159,973	159,973
Other income	-	-	-	-
Interest income	42	-	60	102
Interest expense	3,013	-	-	3,013
Depreciation	1,001	-	6,889	7,890
Income (loss) before income tax benefit (expense)	(94,890)	(11,175)	286,167	180,102
Income tax benefit (expense)	(44,413)	4,381	(118,563)	(158,595)
Net income (loss)	(139,303)	(6,794)	167,604	21,507

	Holding	Natural	Broker-Dealer
As of, and for the six months ended:	Company	Resources	Services	Total

June 30, 2015
Revenues from external customers	-	8,672	9,652,155	9,660,826
Other operating income	-	-	134,337	134,337
Other income	15,328	-	11,843	27,171
Interest income	96	37,500	119	37,716
Interest expense	3,399	-	52	3,451
Depreciation	1,905	-	19,310	21,215
Income (loss) before income tax benefit (expense)	(114,882)	5,912	111,519	2,549
Income tax benefit (expense)	(23,377)	(2,318)	(43,715)	(69,410)
Net income (loss)	(138,259)	3,594	67,804	(66,861)

	Holding	Natural	Broker-Dealer
As of, and for the six months ended:	Company	Resources	Services	Total

June 30, 2014
Revenues from external customers	-	-	10,272,022	10,272,022
Other operating income	-	-	287,606	287,606
Other income	777	-	-	777
Interest income	77	-	119	196
Interest expense	9,287	-	-	9,287
Depreciation	1,915	-	12,924	14,839
Income (loss) before income tax benefit (expense)	(185,252)	(11,175)	333,238	136,811
Income tax benefit (expense)	(41,183)	4,381	(130,629)	(167,431)
Net income (loss)	(226,435)	(6,794)	202,609	(30,620)

NOTE 11 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of June 30, 2015, the Company is a defendant in four on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases.

On August 7, 2015, the Company, without admitting any liability and to avoid further litigation costs, entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) to resolve one of the four lawsuits mentioned above in the amount of $190,000. In addition, under the Settlement Agreement the parties entered into mutual releases of all claims. The settlement was recorded as of June 30, 2015 and is reflected within current liabilities on the balance sheet. Payment is due in full by September 6, 2015.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”), a finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact, negligent misrepresentation, equitable indemnity, and declaratory relief. On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman with no admission of liability or fault by any defendant. The settlement proceeds were received on December 4, 2014 and recorded as other income on the consolidated financial statements of Capital Financial Holdings, Inc. In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier - Arch Specialty Insurance Company (“Arch”) - in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. These actions are for declaratory relief in connection with a dispute over whether Arch is entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman.  The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations by Arch in its counterclaims are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 12 – SUBSEQUENT EVENTS

On July 28, 2015, Capital Natural Resources, Inc. was the successful high bidder and is now in the process of obtaining five year oil and gas leases on one 80 acre tract located in Williams County, North Dakota and two 80 acre tracts located in Divide County, North Dakota for a combined acquisition cost of $7,676, including lease bonus and prepaid annual rentals.  The oil and gas leases were obtained from the State of North Dakota Department of Trust Lands.  The leases grant the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 3/16 of oil and gas produced on the Williams County lease and 1/6 of oil and gas produced from the Divide County leases.  The leases will expire August 3, 2020 unless held by production, meaning oil and gas is being produced from the properties. The leases are currently non-producing properties and non-operating leases. The leases are currently non-producing properties and non-operating leases.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of June 30, 2015, the Company had 18 full-time employees and 1 part-time employee consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

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

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 202 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	(56,301)	21,507	(66,861)	(30,620)
Income (loss) per share:
Basic	(45)	17	(54)	(25)
Diluted	(45)	17	(54)	(25)

The Company reported net loss for the three months ended June 30, 2015, of $56,301, compared to net income of $21,507 for the same period in 2014. The Company reported net loss of $66,861 for the six months ended June 30, 2015, compared to a net loss of $30,620 during the same period in 2014.

Operating revenues

Total operating revenues for the three months ended June 30, 2015 were $5,035,075, a decrease of 1% from $5,091,671 for the same period ended June 30, 2014. Total operating revenues for the six months ended June 30, 2015 were $9,795,164, a decrease of 7% from $10,559,629 for the same period ended June 30, 2014. The decrease for the three month and six month periods net revenue categories are listed below.

Fee income

Fee income for the three months ended June 30, 2015 was $301,838, an increase of 45% from $208,570 for the same period ended June 30, 2014. Fee income for the six months ended June 30, 2015 was $586,484, an increase of 2% from $574,836 for the same period ended June 30, 2014.  The increase was due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted 6% of the Company’s consolidated revenues for the three months ended June 30, 2015 and 6% for the six months ended June 30, 2015. These fees constituted 4% of the consolidated revenues for the three months ended June 30, 2014 and 5% for the six months ended June 30, 2014. There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the three months ended June 30, 2015 was $4,665,487, a decrease of 1% from $4,723,128 for the same period ended June 30, 2014.  Commission income for the six months ended June 30, 2015 was $9,065,671 a decrease of 7% from $9,697,186 for the same period ended June 30, 2014. The decreases were due primarily to the decrease in commissions received by the broker dealer segment due to market conditions. Commission revenues constituted 92% of the Company’s consolidated revenues for the three and six months ended June 30, 2015. Commission revenues constituted 93% of the consolidated revenues for the three months ended June 30, 2014 and 92% for the six months ended June 30, 2014. There is no commission income attributable to the other segments.

Oil lease income

Oil lease income is income tied to the non-operating working interest well leases and is received by the natural resources segment. There is no oil lease income attributable to the other segments. Oil lease income for the three and six months ended June 30, 2015 was $8,672, an increase of 100% from the same periods ended June 30, 2014.

Other operating income

Other operating income for the three months ended June 30, 2015 was $53,847, a decrease of 66% from $159,973 for the same period ended June 30, 2014.  Other operating income for the six months ended June 30, 2015 was $134,337, a decrease of 53% from $287,607 for the same period ended June 30, 2014. The decreases were due to a decrease in the income received related to alternative investment products. There is no other income attributable to the natural resource or holding segments. Other operating income constituted 1% of the Company’s consolidated revenues for the three and six months ended June 30, 2015 and 3% of the consolidated revenues for the three and six months ended June 30, 2014.

Interest income

Consolidated interest income for the three months ended June 30, 2015 was $18,855 an increase of 184% from $102 for the same period ended June 30, 2014. $18,750 of the interest income is attributable to the Baron Energy notes from the natural resource segment. Interest income for the six months ended June 30, 2015 was $37,716, an increase of 191% from $196 for the same period ended June 30, 2014. $37,500 of the interest income is attributable to the Baron Energy notes from the natural resource segment. There was no material interest income for the holding or broker dealer segments for the periods ended June 30, 2015 and 2014.

Operating expenses

Total operating expenses for the three months ended June 30, 2015 were $5,111,592, an increase of 4%from $4,908,658 for the three months ended June 30, 2014. Total operating expense for the six months ended June 30, 2015 were $9,854,051, a decrease of 5% from $10,414,504 for the same period ended June 30, 2014. The increase and decrease resulted from the net increases and decreases in the expense categories described below.

Compensation and benefits

Consolidated compensation and benefits expense for the three months ended June 30, 2015 was $252,220, a decrease of 27% from $344,555 for the same period ended June 30, 2014. Consolidated compensation and benefits expense for the six months ended June 30, 2015 was $617,529 a decrease of 4% from $645,920 for the same period ended June 30, 2014. The decreases resulted from a correction of an entry from Q1 which decreased expense that had been over accrued in Q1. The effect year to date is not material after the correcting entry.

Compensation and benefits for the holding segment for the three months ended June 30, 2015 was a benefit of $45,380, a decrease of 215% from an expense of $39,433 for the same period ended June 30, 2014. Compensation and benefits for the holding segment for the six months ended June 30, 2015 was an expense of $18,744, a decrease of 70% from $62,224 for the same period ended June 30, 2014. The decrease is due to a correction of an entry from Q1 which decreased expense that had been over accrued in Q1. The effect year to date is not material after the correcting entry.

Compensation and benefits for the broker dealer segment for the three months ended June 30, 2015 was $282,025, a 5% decrease from $295,187 for the same period ended June 30, 2014. Compensation and benefits for the broker dealer segment for the six months ended June 30, 2015 was $571,595, a slight decrease from $573,760 for the same period ended June 30, 2014. The decreases were due to the reversal of over-accrued bonuses.

Compensation and benefits for the natural resource segment for the three months ended June 30, 2015 was $15,575, an increase of 57% from $9,936 for the same period ended June 30, 2014. Compensation and benefits for the natural resources segment for the six months ended June 30, 2015 was $27,190, an increase of 174% from $9,935 for the same period ended June 30, 2014.

Commission expense

Commission expense for the three months ended June 30, 2015 was $4,371,246, an increase of 2% from $4,295,324 for the same period ended June 30, 2014. While there was a slight increase, commission expense for the period was what management expected. Commission expense for the six months ended June 30, 2015 was $8,469,904, a decrease of 8% from $9,161,805 for the same period ended June 30, 2014. The decrease is a result of the lower revenues received by the broker dealer segment during the same period ended June 30, 2015. There is no commission expense attributable to the other segments.

General and administrative expense

Consolidated general and administrative expenses for the three months ended June 30, 2015 were $477,884, an increase of 83% from $260,889 for the same period ended June 30, 2014. Consolidated general and administrative expenses for the six months ended June 30, 2015 were $745,403, an increase of 26% from $591,940 for the same period ended June 30, 2014. The decreases resulted from the net increases and decreases in the expense categories described below.

General and administrative expenses for the holding segment for the three months ended June 30, 2015 were $51,374, a slight decrease from $51,484 for the same period ended June 30, 2014. General and administrative expenses for the six months ended June 30, 2015 were $106,260, a decrease of 6% from $112,681 for the same period ended June 30, 2014. The decreases were from a decrease in accounting and legal expenses.

General and administrative expenses for the broker dealer segment for the three months ended June 30, 2015 were $413,440, an increase of 99% from $208,165 for the same period ended June 30, 2014. General and administrative expenses for the six months ended June 30, 2015 were $626,073, an increase of 31% from $478,020 for the same period ended June 30, 2014. A legal settlement in the amount of $190,000 was booked in the broker dealer segment as of June 30, 2015 (See Note 11 – Legal Proceedings). This one time settlement is the main reason for the increase over the periods.

General and administrative expenses for the natural resources segment for the three and six month periods ended June 30, 2015 were $13,070, an increase of 954% from $1,240 for the three and six month periods ended June 30, 2014,.  The increase was due to the operating expenses tied to the recent leases purchased by the natural resources segment in April of 2015.

Depreciation

Consolidated depreciation expense for the three months ended June 30, 2015 was $10,242, an increase of 30% from $7,890 for the same period ended June 30, 2014. Consolidated depreciation expense for the six months ended June 30, 2015 was $21,215, an increase of 43% from $14,839 for the same period ended June 30, 2014.

Depreciation expense for the holding segment for the three months ended June 30, 2015 was $965, a decrease of 4% from $1,001 for the same period ended June 30, 2014. Depreciation expense for the holding segment for the six months ended June 30, 2015 was $1,905, a decrease of 1% from $1,915 for the same period ended June 30, 2014.

Depreciation expense for the broker dealer segment for the three months ended June 30, 2015 was $9,277, an increase of 35% from $6,889 for the same period ended June 30, 2014. Depreciation expense for the broker dealer segment for the six months ended June 30, 2015 was $19,310, an increase of 49% from $12,924 for the same period ended June 30, 2014. The increases in depreciation expenses were due to additional fixed assets purchased during the quarter ended June 30, 2015.

There is no depreciation expense for the natural resource segment during the quarters ended June 30, 2015 or 2014.

Interest expense

Interest expense for the three months ended June 30, 2015 was $1,248, a decrease of 59% from $3,013 for the same period ended June 30, 2014. Interest expense for the six months ended June 30, 2015 was $3,451, a decrease of 63% from $9,287 for the same period ended June 30, 2014. The decrease is due to the interest payments made on the line of credit issued to the holding division in 2014. There is no interest expense attributable to the other segments.

Liquidity and capital resources

Net cash provided by operating activities was $338,033 for the six months ended June 30, 2015, as compared to net cash used in operating activities of $241,727 during the six months ended June 30, 2014.  The primary difference corresponds to the timing of payment/reimbursement on the E&O insurance and income taxes.

Net cash used in investing activities was $185,044 for the six months ended June 30, 2015, as compared to net cash used in investing activities of $152,093 for the six months ended June 30, 2014.  The primary difference corresponds with the launch of the new subsidiary, Capital Natural Resources, Inc., and the asset investments in the amount of $174,625 within that subsidiary.

Net cash used in financing activities was $146,601 for the six months ended June 30, 2015, as compared to net cash used in financing activities of $168,646 for the six months ended June 30, 2014.  The primary difference corresponds with the settlements payable in 2015 and the payments made on the line of credit..

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

Forward-looking statements include, but are not limited to, statements about the Company’s:

●	Business strategies and investment policies;
●	Possible or assumed future results of operations and operating cash flows;
●	Financing plans and the availability of short-term borrowing;
●	Competitive position;
●	Potential growth opportunities;
●	Recruitment and retention of the Company’s key employees;
●	Potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
●	Likelihood of success and impact of litigation;
●	Expected tax rates;
●	Expectations with respect to the economy, securities markets, the market for merger and acquisition activity, the market for asset management activity, and other industry trends;
●	Competition; and
●	Effect from the impact of future legislation and regulation on the Company.

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

●	General political and economic conditions which may be less favorable than expected;
●	The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;
●	Unfavorable legislative, regulatory, or judicial developments;
●	Adverse findings or rulings in arbitrations, litigation or regulatory proceedings;
●	Incidence and severity of catastrophes, both natural and man-made;
●	Changes in commodity pricing due to natural resource investments.
●	Changes in accounting rules, policies, practices, and procedures which may adversely affect the business; and
●	Terrorist activities or other hostilities which may adversely affect the general economy.

The Company is a financial services holding company that, through its broker dealer subsidiary, provides brokerage, investment advisory, insurance and related services.  The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors, such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. The Company’s revenues and net earnings may be either enhanced or diminished from period to period by such external factors. The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base.  The Company provides broker-dealer services in support of trading and investment by its representatives’ customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, private placement alternative investments, variable annuities and variable life insurance.  The Company also provides investment advisory services for its representative’s customers

A key component of the broker-dealer subsidiary’s business strategy is to recruit well-established, productive representatives who generate substantial revenues from an array of investment products and services. Additionally, the broker-dealer subsidiary assists its representatives in developing and expanding their business by providing a variety of support services and a diversified range of investment products for their clients.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

Item 4.   Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2015, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

We are not currently a “listed company” under SEC rules and are therefore not required to have a board comprised of a majority of independent directors or separate committees comprised of independent directors.  We use the definition of “independence” under the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent.  In making this determination, our Board considers, among other things, transactions and relationships between each director and his/her immediate family and us, including those reported in our Annual Report on Form 10K for the year ended December 31, 2014 under the caption “Certain Relationships and Related Transactions.”  The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.  On the basis of such review and its understanding of such relationships and transactions, our Board has determined that none of our Board members is an independent director.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of June 30, 2015, the Company is a defendant in four on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases.

On August 7, 2015, the Company, without admitting any liability and to avoid further litigation costs, entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) to resolve one of the four lawsuits mentioned above in the amount of $190,000. In addition, under the Settlement Agreement the parties entered into mutual releases of all claims. The settlement was recorded as of June 30, 2015 and is reflected within current liabilities on the balance sheet. Payment is due in full by September 6, 2015.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”), a finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact, negligent misrepresentation, equitable indemnity, and declaratory relief. On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman with no admission of liability or fault by any defendant. The settlement proceeds were received on December 4, 2014 and recorded as other income on the consolidated financial statements of Capital Financial Holdings, Inc. In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier - Arch Specialty Insurance Company (“Arch”) - in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. These actions are for declaratory relief in connection with a dispute over whether Arch is entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman.  The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations by Arch in its counterclaims are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2015	-	-	-	$597,754
May 2015	-	-	-	$597,754
June 2015	-	-	-	$597,754
Total	-	-	-	$597,754

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	August 19, 2015	By /s/ John Carlson
John Carlson
Chief Executive Officer & President
(Principal Executive Officer)

Date:	August 19, 2015	By /s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)