Form 10-Q
period 2015-09-30
Capital Financial Holdings, Inc
filed 2015-11-16
CIK 944696

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$1,314,563	$1,333,323
Accounts receivable (net of an allowance of $24,000 for 2015 and 2014)	1,725,476	1,979,530
Income taxes receivable	-	203,623
Prepaids	22,604	76,670

Total current assets	3,062,643	3,593,146
PROPERTY AND EQUIPMENT
Oil & Natural Gas Properties, Full Cost Method of Accounting
	91,938	-
Less accumulated depletion	(6,199)	-

Total oil & natural gas properties	85,739	-

Other property and equipment	513,839	482,049
Furniture, fixtures and equipment
Less accumulated depreciation	(364,669)	(331,723)
Total other property and equipment	149,170	150,326
Other property holdings	86,277	-
Total other property holdings	86,277	-
Net property and equipment	321,186	150,326

OTHER ASSETS
Severance escrow	257,862	257,670
Baron notes receivable	500,000	500,000
Deferred tax asset – non-current	277,677	365,427
Other assets (net of accumulated amortization
of $214,444 for 2015 and 2014)	180,772	180,772

Total other assets	1,216,311	1,303,869

TOTAL ASSETS	$4,600,140	$5,047,341

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	December 31,
	2015	2014
CURRENT LIABILITIES
Accounts payable	$142,313	$368,112
Commissions payable	1,783,684	1,903,881
Other current liabilities	117,221	16,620
Income taxes payable	26,864	-
Line of credit	-	200,000
Total current liabilities	$2,070,082	$2,488,613

NON CURRENT LIABILITIES
Asset retirement obligation	1,938	-
Total noncurrent liabilities	1,938	-
TOTAL LIABILITIES	$2,072,020	$2,488,613

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	10,221,515	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;
1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(7,919,636)	(7,889,028)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$2,528,120	2,558,728

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,600,140	5,047,341

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,
	2015	2014
OPERATING REVENUES
Fee income	$282,318	242,620
Commissions	4,188,138	5,197,621
Oil and gas revenue	18,187	-
Other operating income	48,323	119,590

Total revenue	4,536,966	5,559,831

OPERATING EXPENSES
Compensation and benefits	362,537	445,915
Commission expense	3,935,925	4,730,498
General and administrative expenses	187,160	295,476
Depreciation	11,761	7,778
Depletion	6,199	-

Total operating expenses	4,503,582	5,479,667

OPERATING INCOME	33,384	80,164

OTHER INCOME (EXPENSES)
Interest expense	(195)	(2,418)
Interest income	12,500	10,477
Other income	36,129	59,887

Total other income	48,434	67,946

INCOME OF OPERATIONS BEFORE INCOME TAX EXPENSE	81,818	148,110
INCOME TAX EXPENSE	(45,564)	(135,775)
NET INCOME	$36,254	12,335

NET INCOME PER COMMON SHARE:
Basic	$29	10
Diluted	$29	10

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,
	2015	2014
OPERATING REVENUES
Fee income	$868,802	817,456
Commissions	13,253,809	14,894,807
Oil and gas revenue	26,859	-
Other operating income	182,660	367,721

Total revenue	14,332,130	16,079,984

OPERATING EXPENSES
Compensation and benefits	980,067	1,091,835
Commission expense	12,405,829	13,892,303
General and administrative expenses	932,593	887,417
Depreciation	32,946	22,617
Depletion	6,199	-

Total operating expenses	14,357,634	15,894,172

OPERATING INCOME	(25,504)	185,812

OTHER INCOME (EXPENSES)
Interest expense	(3,646)	(11,705)
Interest income	50,000	10,477
Other income	63,516	100,337

Total other income	109,870	99,109

INCOME OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	84,366	284,921
INCOME TAX EXPENSE	(114,974)	(303,206)
NET LOSS	$(30,608)	(18,285)

NET LOSS PER COMMON SHARE:
Basic	$(25)	(15)
Diluted	$(25)	(15)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,608)	(18,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	32,946	22,617
Depletion	6,199	-
Provision for deferred income taxes	87,750	162,224
(Increase) decrease in:
Accounts receivable	254,054	(100,603)
Income taxes receivable	230,487	-
Prepaids	54,066	29,803
Severance escrow	(192)	(193)
Accounts payable	(225,799)	(150,860)
Commissions payable	(120,197)	(24,658)
Other liabilities	100,601	14,617
Net cash (used in) provided by operating activities	$389,307	(65,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(30,790)	(35,633)
Baron notes receivable	-	(500,000)
Additions to other property holdings	(86,277)	-
Additions to oial and gas properties	(91,000)	-
Net cash used in investing activities	$(208,067)	(535,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	(200,000)	51,456
Decrease in settlements payable	-	(22,000)
Net cash (used in) provided by financing activities	$(200,000)	29,456

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(18,760)	(571,515)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,333,323	1,665,123

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,314,563	1,093,608

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest on line of credits	2,626	5,763
Cash paid for interest on taxes	951	5,933

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2015 and 2014

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of operating results for the entire year.

A summary of our significant accounting policies is included in Note 1 of our 2014 Form 10-K filed on March 26, 2015.

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

As of September 30, 2015, CNR held leasehold interests on acreage located in Taylor County, Texas, Lincoln County, Colorado and Divide and Williams County, North Dakota.

Proceeds from property sales will generally be credited to the full cost pool with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three and nine months ended September 30, 2015, depletion expense was $6,199.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  As of September 30, 2015 the Company held non-producing and unproved properties in Lincoln County, Colorado and Divide and Williams County, North Dakota.

Oil and Gas Revenue

The Company recognizes oil and gas revenue for only its ownership percentage of total production under the entitlement method. There was no imbalance as of September 30, 2015.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  As of September 30, 2015, asset retirement obligations were $1,938 and for the three and nine months ended September 30, 2015 accretion expense was not significant.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 of our 2014 Form 10-K filed on March 26, 2015.

ASU 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments – The Company has not adopted this update as of September 30, 2015, as it was not applicable to the Company at this time.

ASU 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date – The Company has not adopted this update as of September 30, 2015, as it was not applicable to the Company at this time.

NOTE 3 - RECLASSIFICATION

Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.  These reclassifications had no effect on the Company’s net income (loss).

NOTE 4 – BUSINESS VENTURES

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. (“CNR”) for the amount of $100,000.  Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land.  The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business.  On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000.  On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000.  As of September 30, 2015, the Company owned 5,150,000 shares of CNR.

On April 1, 2015, CNR obtained a non-operating working interest in an oil and gas property consisting of a twenty five percent interest in three oil and gas leases covering approximately 618 acres in Taylor County, Texas for a purchase price of $90,000 paid in cash.  This purchase is presented as oil and natural gas properties on the balance sheet.  As of September 30, 2015, oil and gas revenues was $26,859.

On July 28, 2015, CNR acquired five year oil and gas leases on one 80 acre tract located in Williams County, North Dakota and two 80 acre tracts located in Divide County, North Dakota for a combined acquisition cost of $7,676, including lease bonus and prepaid annual rentals.  The oil and gas leases were obtained from the State of North Dakota Department of Trust Lands.  The leases grant the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 3/16 of oil and gas produced.  The leases will expire August 3, 2020 unless held by production, meaning oil and gas is being produced from the properties.

On August 20, 2015, CNR acquired a five year oil and gas lease on a 640 acre tract located in Lincoln County, Colorado at an initial acquisition cost of $1,652 including the first annual rental payment of $1,600.  The oil and gas lease was obtained from the Colorado State Board of Land Commissioners.  The lease grants the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 1/6 of oil and gas produced.  The lease will expire August 20, 2020 unless held by production, meaning oil and gas is being produced from the property.

The oil and gas leases in North Dakota and Colorado are currently non-producing properties and non-operating leases.

The purchase allocation for all four CNR oil and gas lease transactions was based on the estimated fair value of the assets acquired.

On May 19, 2015, CNR acquired interests in 383 acres of coal rights located in Kanawha County, West Virginia with 1,483,451 recoverable tons for a purchase price of $1,275 paid in cash. This purchase is presented as other property holdings on the balance sheet.

On June 11, 2015, CNR acquired 724.5 acres of mineral, water rights and surface interests in Hudspeth County, Texas for a purchase price of $83,350 paid in cash.  This purchase is presented as other property holdings on the balance sheet.

NOTE 5—BARON NOTES RECEIVABLE

On June 11, 2014, June 27, 2014, and July 22, 2014, Baron Energy, Inc. issued promissory notes to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000, $40,000 and $375,000, respectively.  The three notes carry an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016, June 28, 2016 and July 23, 2016, respectively.  As of September 30, 2015, notes held with Baron Energy, Inc. carried a balance of $500,000.  At maturity, the notes are convertible at the option of the note holder into specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  As additional compensation to the noteholder, at the maturity of the notes, regardless of whether the noteholder elects to convert the principal of the notes to non-operating minority working interests, the noteholder will be assigned specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  The note holder also has the option to receive additional working interests if it extends the maturity dates of the notes.  Interest income received as of the nine months ended September 30, 2015, was $50,000.  All payments on the notes are current as of September 30, 2015, and no reduction has been made in the carrying value of the notes as of September 30, 2015.

NOTE 6 – LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013.  The line of credit had a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate.  The Company made monthly interest payments.  The loan matured August 8, 2014.  The Company set up monthly payments with an automatic payment of $25,000.  There are no financial covenants associated with the line of credit.  On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit.  On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422 closing this line of credit.  As of September 30, 2015, there is no longer an outstanding balance on this line of credit.

On July 14, 2014, the Company signed new loan documents for a line of credit with American Bank Center in the amount of $300,000.  The line of credit had a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate.  The loan matured July 14, 2015.  The Company set up monthly payments with an automatic payment of $25,000.  There are no financial covenants associated with the line of credit.  The Company made a payment of $25,000 on July 6, 2015, and a final payment of $28,578 on July 14, 2015, bringing the balance to zero.  The total interest expense on this line of credit was $8,061.

On July 14, 2015, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000.  The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.25% as of September 30, 2015.  The loan matures with principal due on July 14, 2016.  For the period ended September 30, 2015, the Company had no outstanding balance against this line of credit before renewal.  As of September 30, 2015, the Company had zero outstanding and zero interest expense against its current line of credit.  There are no financial covenants associated with the line of credit.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the nine months ended September 30, 2015 and 2014.  Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2014 and the nine months ended September 30, 2015 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2014	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	203	-	-
Outstanding on December 31, 2014	336	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	102	-	-
Outstanding on September 30, 2015	234	$4,734	$4,388	$-

Exercisable options totaled 336 at December 31, 2014 and totaled 234 at September 30, 2015.

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

Due to stock options forfeited, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced.  As of September 30, 2015, approximately $24,500 was recorded as tax expense for the quarter and an accumulated amount of approximately $314,117 has been recorded as tax expense since the beginning of stock options being forfeited.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$36,254			12,335
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$36,254	1,241	29	12,335	1,241	$10
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$36,254	1,241	29	12,335	1,241	$10

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(30,608)			(18,285)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(30,608)	1,241	(25)	(18,285)	1,241	$(15)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(30,608)	1,241	(25)	(18,285)	1,241	$(15)

Options and warrants to purchase 444 common shares at exercise prices between $3,500 and $14,300 were outstanding at September 30, 2015, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2015 and September 30, 2014, because their effect was anti-dilutive.

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

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total
September 30, 2015
Revenues from external customers	-	18,187	4,470,456	4,488,643
Other operating income	-	-	48,323	48,323
Other income	11,399	-	24,731	36,129
Interest income	-	12,500	-	12,500
Interest expense	179	-	16	195
Depreciation	662	80	11,019	11,761
Depletion	-	6,199	-	6,199
Income (loss) before income tax benefit (expense)	(107,165)	7,963	181,020	81,818
Income tax benefit (expense)	28,539	(3,121)	(70,982)	(45,564)
Net income (loss)	(78,626)	4,841	110,038	36,254

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total
September 30, 2014
Revenues from external customers	-	-	5,440,241	5,440,241
Other operating income	-	-	119,590	119,590
Other income	28	-	59,859	59,887
Interest income	-	10,477	-	10,477
Interest expense	2,409	-	9	2,418
Depreciation	764	-	7,014	7,778
Depletion	-	-	-	-
Income (loss) before income tax benefit (expense)	(151,538)	1,114	298,534	148,110
Income tax benefit (expense)	(20,474)	1,736	(117,038)	(135,775)
Net income (loss)	(172,011)	2,851	181,496	12,335

	Holding	Natural Resource	Broker-Dealer
As of, and for the nine months ended:	Company	Activities	Services	Total
September 30, 2015
Revenues from external customers	-	26,859	14,122,611	14,149,470
Other operating income	-	-	182,660	182,660
Other income	26,824	-	36,692	63,516
Interest income	-	50,000	-	50,000
Interest expense	3,578	-	68	3,646
Depreciation	2,567	80	30,299	32,946
Depletion	-	6,199	-	6,199
Income (loss) before income tax benefit (expense)	(222,047)	13,874	292,539	84,366
Income tax benefit (expense)	5,162	(5,439)	(114,697)	(114,974)
Net income (loss)	(216,885)	8,436	177,842	(30,608)

	Holding	Natural Resource	Broker-Dealer
As of, and for the nine months ended:	Company	Activities	Services	Total
September 30, 2014
Revenues from external customers	-	-	15,712,263	15,712,263
Other operating income	-		367,721	367,721
Other income	884	-	99,453	100,337
Interest income	-	10,477	-	10,477
Interest expense	11,696	-	9	11,705
Depreciation	2,679	-	19,938	22,617
Depletion	-	-	-	-
Income (loss) before income tax benefit (expense)	(336,790)	(10,061)	631,772	284,921
Income tax benefit (expense)	(61,656)	6,117	(247,667)	(303,206)
Net income (loss)	(398,446)	(3,944)	384,105	(18,285)

NOTE 11 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties.  As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings.  These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities.  The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters.  Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case.  The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated.  The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company.  As of September 30, 2015, the Company is a defendant in five on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases.

On October 15, 2015, the Company, without admitting any liability and to avoid further litigation costs, entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) to resolve one of the five lawsuits mentioned above.  In addition, under the Settlement Agreement the parties entered into mutual releases of all claims.  The settlement was recorded as of September 30, 2015 and is reflected within current liabilities on the balance sheet.  Payment was made on October 30, 2015.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al).  The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman.  In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”), a finding was made that Medical Capital was conducting a “Ponzi scheme,” and a receiver was appointed to liquidate Medical Capital.  The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients.  These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs.  Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact, negligent misrepresentation, equitable indemnity, and declaratory relief.  On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman with no admission of liability or fault by any defendant.  The settlement proceeds were received on December 4, 2014 and recorded as other income on the consolidated financial statements of Capital Financial Holdings, Inc.  In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier - Arch Specialty Insurance Company (“Arch”) - in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company).  On or about November 24, 2014, Arch filed counterclaims against the Company. These actions are for declaratory relief in connection with a dispute over whether Arch is entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman.  The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any.  Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations by Arch in its counterclaims are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

NOTE 12 – SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987.  The Company was incorporated September 22, 1987, as a North Dakota corporation.  The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703.  As of September 30, 2015, the Company had 18 full-time employees and 1 part-time employee consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

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

CFS is a full-service brokerage firm.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 205 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	36,254	12,335	(30,608)	(18,285)
Income (loss) per share:
Basic	29	10	(25)	(15)
Diluted	29	10	(25)	(15)

The Company reported net income for the three months ended September 30, 2015, of $36,254, compared to net income of $12,335 for the same quarter in 2014.  The Company reported net loss of $30,608 for the nine months ended September 30, 2015, compared to a net loss of $18,285 during the same period in 2014.  The increase in net income for the three months ended September 30, 2015 compared to net income in the same period in 2014 is due to reduced compensation expenses and general and administration expenses. The increased net loss for the nine months ended September 30, 2015 compared to a net loss in the same period in 2014 is due primarily to a legal settlement that was booked in the second quarter of 2015.

Operating revenues

Total operating revenues for the three months ended September 30, 2015 were $4,536,966, a decrease of 18% from $5,559,831 for the same period ended September 30, 2014.  Total operating revenues for the nine months ended September 30, 2015 were $14,332,130, a decrease of 11% from $16,079,984 for the same period ended September 30, 2014.  The decrease for the three month and six month periods net revenue categories are listed below.

Fee income

Fee income for the three months ended September 30, 2015 was $282,318, an increase of 16% from $242,620 for the same period ended September 30, 2014.  Fee income for the nine months ended September 30, 2015 was $868,802, an increase of 6% from $817,456 for the same period ended September 30, 2014.  The increases are due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted approximately 6% of the Company’s consolidated revenues for the three months ended September 30, 2015 and approximately 6% for the nine months ended September 30, 2015.  These fees constituted approximately 4% of the consolidated revenues for the three months ended September 30, 2014 and approximately 5% for the nine months ended September 30, 2014.  There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income for the three months ended September 30, 2015 was $4,188,138, a decrease of 19% from $5,197,621 for the same period ended September 30, 2014.  Commission income for the nine months ended September 30, 2015 was $13,253,809 a decrease of 11% from $14,894,807 for the same period ended September 30, 2014.  The decreases were due primarily to the decrease in commissions received by the broker dealer segment due to market conditions.  Commission revenues constituted approximately 91% of the Company’s consolidated revenues for the three months ended September 30, 2015 and approximately 92% for the nine months ended September 30, 2015. Commission revenues constituted approximately 93% of the consolidated revenues for the three months ended September 30, 2014 and approximately 93% for the nine months ended September 30, 2014. There is no commission income attributable to the other segments.

Oil and gas revenue

Oil and gas revenue is income tied to the non-operating working interest well leases and is received by the natural resources segment. It is the Company’s share of oil and gas revenues for its ownership percentage of total production. There is no oil and gas revenue attributable to the other segments.  Oil and gas revenue for the three months ended September 30, 2015 was $18,187.  Oil and gas revenue for the nine months ended September 30, 2015 was $26,859, an increase of 100% from the same periods ended September 30, 2014.

Other operating income

Other operating income for the three months ended September 30, 2015 was $48,323, a decrease of 60% from $119,590 for the same period ended September 30, 2014.  Other operating income for the nine months ended September 30, 2015 was $182,660, a decrease of 50% from $367,721 for the same period ended September 30, 2014.  The decreases were primarily due to a decrease in the income received related to alternative investment products.   There is no other operating income attributable to the natural resource or holding segments. Other operating income constituted approximately 1% of the Company’s consolidated revenues for the three and nine months ended September 30, 2015 and approximately 2% of the consolidated revenues for the three and nine months ended September 30, 2014.

Interest income

Consolidated interest income for the three months ended September 30, 2015 was $12,500, an increase of 19% from $10,477 for the same period ended September 30, 2014.  Interest income for the nine months ended September 30, 2015 was $50,000, an increase of 377% from $10,477 for the same period ended September 30, 2014.  Interest income is attributable to the Baron Energy notes from the natural resource segment. There was no material interest income for the holding or broker dealer segments for the periods ended September 30, 2015 and 2014.

Operating expenses

Total operating expenses for the three months ended September 30, 2015 were $4,503,502, a decrease of 18% from $5,479,667 for the three months ended September 30, 2014.  Total operating expense for the nine months ended September 30, 2015 were $14,357,634, a decrease of 10% from $15,894,172 for the same period ended September 30, 2014.  The decreases resulted from the net decreases in the expense categories described below.

Compensation and benefits

Consolidated compensation and benefits expense for the three months ended September 30, 2015 was $362,537, a decrease of 19% from $445,915 for the same period ended September 30, 2014.  Consolidated compensation and benefits expense for the nine months ended September 30, 2015 was $980,067 a decrease of 10% from $1,091,835 for the same period ended September 30, 2014.  The decreases resulted from decreased bonuses accrued.

Compensation and benefits for the holding segment for the three months ended September 30, 2015 was $73,656, a decrease of 1% from an expense of $74,398 for the same period ended September 30, 2014.  Compensation and benefits for the holding segment for the nine months ended September 30, 2015 was an expense of $92,400, a decrease of 32% from $136,623 for the same period ended September 30, 2014.  The decrease is due to decreases in paid bonus compensation.

Compensation and benefits for the broker dealer segment for the three months ended September 30, 2015 was $278,169, a 23% decrease from $362,245 for the same period ended September 30, 2014.  Compensation and benefits for the broker dealer segment for the nine months ended September 30, 2015 was $849,764, a 9% decrease from $936,005 for the same period ended September 30, 2014.  The decreases were due to decreases in accrued bonuses.

Compensation and benefits for the natural resource segment for the three months ended September 30, 2015 was $10,713, an increase of 16% from $9,271 for the same period ended September 30, 2014.  Compensation and benefits for the natural resources segment for the nine months ended September 30, 2015 was $37,903, an increase of 97% from $19,207 for the same period ended September 30, 2014.

Commission expense

Commission expense for the three months ended September 30, 2015 was $3,935,925, a decrease of 17% from $4,730,498 for the same period ended September 30, 2014.  Commission expense for the nine months ended September 30, 2015 was $12,405,829, a decrease of 11% from $13,892,303 for the same period ended September 30, 2014.  The decrease is a result of the lower revenues received by the broker dealer segment during the same period ended September 30, 2015.  There is no commission expense attributable to the other segments.

General and administrative expense

Consolidated general and administrative expenses for the three months ended September 30, 2015 were $187,160, a decrease of 37% from $295,476 for the same period ended September 30, 2014. Consolidated general and administrative expenses for the nine months ended September 30, 2015 were $932,593, an increase of 5% from $887,417 for the same period ended September 30, 2014. The decrease and increase resulted from the net increases and decreases in the expense categories described below.

General and administrative expenses for the holding segment for the three months ended September 30, 2015 were $44,066, a 40% decrease from $73,995 for the same period ended September 30, 2014.  General and administrative expenses for the nine months ended September 30, 2015 were $150,326, a decrease of 19% from $186,675 for the same period ended September 30, 2014.  The decreases were from a decrease in regulatory filing fees, accounting expenses and legal expenses.

General and administrative expenses for the broker dealer segment for the three months ended September 30, 2015 were $137,361, a decrease of 38% from $221,390 for the same period ended September 30, 2014.  General and administrative expenses for the nine months ended September 30, 2015 were $763,434, an increase of 9% from $699,411 for the same period ended September 30, 2014. The decreases for the three months ended September 30, 2015 were from decreases in outside services, licensing fees, and equipment rental requirements.  A legal settlement in the amount of $190,000 was booked in the broker dealer segment as of June 30, 2015.  This one time settlement is the primary reason for the increase for the nine months ended September 30, 2015.

General and administrative expenses for the natural resources segment for the three and nine month periods ended September 30, 2015 were $5,732 and 18,802, respectively.  The general and administrative expenses for the three and six month periods ended September 30, 2015 were immaterial.  The increases were due to the operating expenses tied to the recent leases purchased by the natural resources segment in April of 2015.

Depreciation

Consolidated depreciation expense for the three months ended September 30, 2015 was $11,761, an increase of 51% from $7,778 for the same period ended September 30, 2014.   Consolidated depreciation expense for the nine months ended September 30, 2015 was $32,946, an increase of 46% from $22,617 for the same period ended September 30, 2014.

Depreciation expense for the holding segment for the three months ended September 30, 2015 was $662, a decrease of 13% from $764 for the same period ended September 30, 2014.  Depreciation expense for the holding segment for the nine months ended September 30, 2015 was $2,567, a decrease of 4% from $2,679 for the same period ended September 30, 2014.

Depreciation expense for the broker dealer segment for the three months ended September 30, 2015 was $11,019, an increase of 57% from $7,014 for the same period ended September 30, 2014.  Depreciation expense for the broker dealer segment for the nine months ended September 30, 2015 was $30,299, an increase of 52% from $19,938 for the same period ended September 30, 2014.  The increases in depreciation expenses were due to additional fixed assets purchased during the period ended September 30, 2015.

Depreciation expense for the natural resource segment during the quarter ended September 30, 2015 is immaterial.  There was no depreciation expense for the natural resources segment for the quarter ended September 30, 2014.

Depletion Expense

Depletion expense for the natural resources segment for the three and nine months ended September 30, 2015 was $6,199.  There is no depletion expense attributable to the other segments.  Depletion is determined by deducting units (barrels of oil) extracted on the unit of production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The percentage of units extracted to the total estimated proven reserves is multiplied by the producing property cost to determine depletion.

Interest expense

Interest expense for the three months ended September 30, 2015 was $195, a decrease of 92% from $2,418 for the same period ended September 30, 2014.  Interest expense for the nine months ended September 30, 2015 was $3,646, a decrease of 69% from $11,705 for the same period ended September 30, 2014.  The decrease is due to the interest payments made on the line of credit issued to the holding division in 2014.  There is no material interest expense attributable to the other segments.

Liquidity and capital resources

Net cash provided by operating activities was $389,307 for the nine months ended September 30, 2015, as compared to net cash used in operating activities of $65,338 during the nine months ended September 30, 2014.  The primary difference corresponds to the timing of payment/reimbursement on the E&O insurance, commissions payable and income taxes.

Net cash used in investing activities was $208,067 for the nine months ended September 30, 2015, as compared to net cash used in investing activities of $535,633 for the nine months ended September 30, 2014.  The primary difference corresponds with the launch of the new subsidiary, Capital Natural Resources, Inc., and the asset investments within that subsidiary.

Net cash used in financing activities was $200,000 for the nine months ended September 30, 2015, as compared to net cash provided by financing activities of $29,456 for the nine months ended September 30, 2014.  The primary difference corresponds with the payments made on the line of credit.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be broker recruitment, repurchase of shares of the Company’s common stock, and debt service.  Management also expects to realize increases in consultant expenses as well as increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

●	General political and economic conditions which may be less favorable than expected;
●	The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;
●	Unfavorable legislative, regulatory, or judicial developments;
●	Adverse findings or rulings in arbitrations, litigation or regulatory proceedings;
●	Incidence and severity of catastrophes, both natural and man-made;
●	Changes in commodity pricing due to natural resource investments;
●	Changes in accounting rules, policies, practices, and procedures which may adversely affect the business; and
●	Terrorist activities or other hostilities which may adversely affect the general economy.

The Company is a financial services holding company that, through its broker dealer subsidiary, provides brokerage, investment advisory, insurance and related services.  The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences.  The Company’s revenues and net earnings may be either enhanced or diminished from period to period by such external factors.  The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives and grow our revenue base.  The Company provides broker-dealer services in support of trading and investment by its representatives’ customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, private placement alternative investments, variable annuities and variable life insurance.  The Company also provides investment advisory services for its representative’s customers.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2015, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

The information in response to this item can be found in Note 11 (Legal Proceedings) to Financial Statements in this Report, which information is incorporated by reference into this item.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2015	-	-	-	$597,754
August 2015	-	-	-	$597,754
September 2015	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	November 16, 2015	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Date:	November 16, 2015	By /s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)