Form 10-K
period 2015-12-31
Capital Financial Holdings, Inc
filed 2016-03-28
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
☐ Yes       ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes       ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes       ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes       ☐    No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
☐ Yes       ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 2016 was $1,234,200, based on the last reported sale price.  For purposes of this calculation, the Registrant has assumed that its board of directors, executive officers and holders of greater than five percent of the Registrant’s shares are affiliates.

On March 16, 2016, there were 1,241 shares of the issuer’s common equity outstanding.

References in this Annual Report on Form 10-K to the “Company”, “CFH”, “we”, “us”, “its” or “our” includes the subsidiary, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 11, 2016, are incorporated by reference in certain sections of Part III.

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

On June 9, 2014, the Company launched a wholly owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. seeks opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. The subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business.

PART I

Item 1. Business

OVERVIEW

Capital Financial Holdings, Inc. (“CFH”) derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company organizes its current business units into three reportable segments: Broker-Dealer Services, Holding Company and Natural Resource. The Broker-Dealer Services segment distributes securities and insurance products to retail investors through a network of registered representatives. The Natural Resource segment seeks opportunities in petroleum and natural gas exploration and production.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of December 31, 2015, the Company had 1 part-time and 19 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

BUSINESS DEVELOPMENT

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 50 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 50 options to purchase shares of the Company to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2015, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge that was recorded for the periods ended December 31, 2010, March 31, 2012, and December 31, 2015,  (See Note 11-Goodwill) the total goodwill recorded relating to this acquisition was zero.

On June 9, 2014, the Company launched a wholly owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. seeks opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. The subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business.

THE COMPANY’S SUBSIDIARIES

The Company organizes its current business units into three reportable segments: Broker-Dealer Services, Natural Resources and Holding Company. The Broker-Dealer Services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The Natural Resources segment seeks opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land through its wholly-owned subsidiary, Capital Natural Resources, Inc. (“CNR”), a Colorado corporation. The Holding Company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

Capital Financial Services, Inc.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 201 investment representatives and investment advisors.

Capital Natural Resources, Inc.

On June 9, 2014, the Company launched a wholly-owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. seeks opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. The subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business.

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

The Company operates under the provision of Paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and, accordingly, is exempt from the remaining provisions of that rule. The exemption report of the Company identified two exceptions both of which the Company believes have been remediated prior to December 31, 2015.

The Company had items identified within the 2015 FINRA examination. The Company has responded to the FINRA examination to a level that it feels is adequate and has had no further correspondence to date from FINRA.

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

RECENT DEVELOPMENTS

On December 1, 2015, the Company announced that the Board of Directors approved a cash capital dividend of $50 per share payable on the Company’s common stock. The Company paid the dividend on December 30, 2015 to shareholders of record as of the record date, December 17, 2015.

On December 1, 2015 CNR purchased a 50% non-operating Working Interest (36.25% Net Interest) in the Kifer Rozella 1, producing oil well, located in the County of Gonzales, state of Texas.   The purchase price of $100,000 for CNR’s 50% interest was paid by $50,000 cash and $50,000 by a promissory note and deed of trust carried by the Seller, Origin Production Company, Inc.  Said promissory note has an annual interest rate of 10% per annum and is payable in monthly installment of $1,062.35 beginning January 1, 2016 with final maturity on December 1, 2020.  The leasehold consists of approximately 193 acres. On February 1, 2016, the Company made a single payment on the promissory note in the amount of $50,847 bringing the balance of the note to zero. Total interest paid on the promissory note was approximately $847.

On March 21, 2016, the Baron Notes were paid in full in the amount of $500,000 together with accrued interest. (See Note 16-Baron Notes Receivable)

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

Item 1A. Risk Factors

Not Applicable as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

Not Applicable as a Smaller Reporting Company.

Item 2. Properties

The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. At this location, the Company leases 7,184 square feet of office and storage space. The Company believes that the leased space is adequate for the Company’s operating needs. The rental lease agreement ends March 31, 2018.

Item 3. Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2015, the Company is a defendant in two on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases.

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about the Company’s Common Stock

The Company’s Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company’s common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share forward split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On June 19, 2013, the shareholders of the Company approved a 1:10,000 reverse stock split, which took effect on August 14, 2013. On December 31, 2015, the closing price of the Company’s Common Shares on the OTC Bulletin Board was $855 per share. At March 2, 2016, there were approximately 300 shareholders of record.

The following table sets forth the high and low closing prices for the Company’s common stock. The quotations reflect post-reverse stock split, inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2015		2014
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	1,250	1,250	1,500	595
Second Quarter	2,350	1,250	2,300	1,300
Third Quarter	2,350	1,600	1,845	1,845
Fourth Quarter	2,350	800	1,400	1,250

On December 1, 2015, the Company announced that the Board of Directors approved a cash capital dividend of $50 per share payable on the Company’s common stock. The Company paid the dividend on December 30, 2015 to shareholders of record as of the record date, December 17, 2015.

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Smaller Reporting Company Repurchases of Equity Securities:

In November of 1997, the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of its outstanding common stock from time to time in the open market.  As of December 31, 2015 the approximate dollar value of shares that may yet be purchased under the plans or programs was $597,754.

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

	2015	2014	2013	Variance 2015 to 2014	Variance 2014 to 2013
OPERATING REVENUES
Fee income	$1,154,082	$1,095,610	$1,034,004	5%	5%
Commission income	17,746,896	19,559,484	19,720,342	(9)%	(1)%
Oil lease income	47,965	-	-	100%	0%
Other income	103,709	154,229	-	(33)%	100%
Other fee income	269,325	436,070	668,127	(38)%	(35)%
Total revenue	$19,321,977	$21,245,393	$21,422,473	(9)%	(1)%

OPERATING EXPENSES
Compensation and benefits	$1,350,286	$1,905,831	$1,426,151	(29)%	33%
Commission expense	16,610,792	18,214,481	18,044,891	(9)%	1%
Goodwill impairment expense	-	2,132,026	-	(100)%	100%
General and administrative expenses	1,135,547	1,128,913	1,248,748	1%	(9)%
Depreciation	43,952	32,708	25,458	34%	28%
Depletion	10,467	-	-	100%	0%
Total operating expenses	$19,151,044	$23,413,959	$20,745,248	18%	12%

OPERATING INCOME (LOSS)	$170,933	$(2,168,566)	$677,225	107%	(420)%

OTHER INCOME/ EXPENSES
Interest expense	(3,646)	(14,125)	(4,900)	74%	188%
Gain (Loss) on sale of Omega shares	$-	$-	$(33,077)	0%	(100)%
Interest income	82,795	30,900	-	168%	100%
Settlement proceeds	-	835,873	-	(100)%	100%
Total other income/ expenses	79,149	852,648	(37,977)	(91)%	(2,342)%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$250,082	$(1,315,918)	$639,248	119%	(306)%

INCOME TAX BENEFIT (EXPENSE)	$(203,454)	$(226,266)	$(262,429)	(10)%	(14)%

NET INCOME (LOSS)	$46,628	$(1,542,184)	$376,819	(103)%	(509)%
NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:	38	(1,243)	276
NET INCOME (LOSS) PER COMMON SHARE:	38	(1,243)	276

Year Ended December 31, 2015, compared with Year Ended December 31, 2014:

Operating Revenues—Total operating revenues for 2015 were $19,321,977 a 9% decrease from $21,245,393 in 2014. The decrease resulted from the net decreases in the income categories described in the paragraphs below. There are no material operating revenues from the Holding Company.

Fee Income—Fee income for 2015 was $1,154,082, a 5% increase from $1,095,610 in 2014. The increase was due to an increase in fees received by the Broker-Dealer Services segment as a result of an increase in assets under management in the Broker-Dealer Services segment’s registered investment advisor. Assets under management as of period ended December 31, 2015 were approximately $141,962,379 compared to approximately $141,000,000 during the same period ended 2014.

The Company earns investment advisory fees in connection with the Broker-Dealer Services segment’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as a commission expense and retains the balance. These fees constituted 6% of the Company’s consolidated revenues in 2015 compared to 5% in 2014.

Commission Income—Commission income includes all concessions received. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2015 was $17,746,896, a 9% decrease from $19,559,484 in 2014. Market conditions fluctuated between 2015 and 2014 accounting for the decrease in commission income. Future market conditions and fluctuations within the makeup of the Company’s representatives will continue to impact commission levels. Commission revenues constituted 92% of the Company’s consolidated revenues in 2015 and 2014.

Other Fee Income—Other fee income for 2015 was $269,325 a 38% decrease from $436,070 in 2014. The decrease was due primarily to a decrease in marketing from sales on alternative investments. Other fee income constituted 1% of the Company’s consolidated revenues in 2015 compared to 2% in 2014.

Other Income—Other income for 2015 was $103,709 a 33% decrease from $154,229 in 2014. The decrease was due primarily to a decrease in income received from fees charged related to the Broker-Dealer Services segment. Other income constituted approximately 1% of the Company’s consolidated revenues in 2015 and 2014.

Oil Lease Income—Oil lease income includes the revenue received from operating oil leases within the natural resources segment. There is no oil lease income related to any of the other segments. Oil lease income for 2015 was $47,965, a 100% increase from the same period ended 2014. The reason for the increase is due to the Shaffer lease agreements signed in 2015. Oil lease income constituted less than 1% of the Company’s consolidated revenues in 2015.

Gross Margin – The Company’s gross margin for the year ended December 31, 2015 and 2014 was 14%.The gross margin consists of operating revenues and commission expense.

Operating Expenses—Total operating expenses for 2015 were $19,151,044 an 18% decrease from $23,413,959 in 2014. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and Benefits—Consolidated compensation and benefits expense for 2015 was $1,350,286, a 29% decrease from $1,905,831 in 2014. The decrease resulted primarily from the settlement proceeds that ran through payroll (See Note 15 – Related Party Transactions) and bonuses paid to employees during 2014. Salaries and wages were $1,165,081 during the period ended December 31, 2015 compared to $1,341,499 during the same period ended in 2014. Insurance premiums were $127,742 during the period ended December 31, 2015 compared to $122,642 during the same period ended in 2014. Compensation and benefits by segment is as follows:

	2015	2014	Variance
Holding Company segment	130,045	556,667	(77)%
Broker-Dealer Services segment	1,166,844	1,316,891	(11)%
Natural Resources segment	53,397	32,273	65%

Commission Expense—Commission expense for 2015 was $16,610,792, a 9% decrease from $18,214,481 in 2014. The decrease in commissions corresponds with the decrease in concessions received within the broker dealer segment. There was no commission expense for the other segments.

Goodwill Impairment Expense—There was no goodwill impairment expense in the Holding Company segment for 2015 compared to a goodwill impairment expense in 2014 of $2,132,026. There was no goodwill impairment expense for the other segments.

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

General and Administrative Expenses—Consolidated general and administrative expenses for 2015 were $1,135,547, a 1% increase from $1,128,913 in 2014. The increase resulted from a net increases and decreases in the Company’s subsidiaries. General and administrative expenses for the Holding Company segment for 2015 were $200,399, a decrease of 16% from $238,140 in 2014. The decrease is due to a decrease in accounting services, insurance expenses and legal expenses. General and administrative expenses for the Broker-Dealer Services segment for 2015 were $900,017, an increase of 1% from $889,442 in 2014. The increase resulted from an increase in legal fees, due diligence expenses and accounting and audit fees. General and administrative expenses for the Natural Resources segment were $35,130 for 2015, a 254% increase from $1,331 in 2014. The increase is due to the operating expenses tied to the oil leases within the natural resources segment.

Depreciation—Consolidated depreciation for 2015 was $43,952, a 26% increase from $32,708 in 2014. The primary difference corresponds with the purchase of computer equipment and software for the Company. Depreciation for the Holding Company segment for 2015 was $3,100, a 15% decrease from $3,634 in 2014. Depreciation for the Broker-Dealer Services segment for 2015 was $40,652, a 40% increase from $29,074 in 2014. The depreciation expense in 2015 for the Natural Resources segment in 2015was immaterial and there was no depreciation expense in 2014.

Interest Expense—Interest expense was $3,646 for 2015, a 74% decrease from $14,125 in 2014. The decrease was due to a full year’s worth of interest payments made in 2014 compared to only a couple of months with interest payments in 2015 within the Holding Company segment. There was no material interest expense in the other segments for 2015 or 2014.

Interest Income – Consolidated interest income was $82,795 for 2015, a 167% increase from $30,900 2014. The primary reason for the increase was due to the interest income received to the Natural Resources segment from the Baron Notes Receivable in 2015 (See Note 16 – Baron Notes Receivable). Interest income for the Natural Resources segment for 2015 was $82,642 compared to $29,435 in 2014. Interest income received to the Holding Company for 2015 and 2014 is immaterial.

Depletion—Depletion expense was $10,467 for 2015, a 100% increase from 2014. The depletion expense is attributed to the Natural Resource segment. There is no depletion expense attributed to the Holding Company segment or the Broker-Dealer segment.

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

Other Income—Other income for 2014 was $590,299 an 11% decrease from $668,127 in 2013. The decrease was due primarily to a decrease in marketing from sales on alternative investments. Marketing income for the period ended December 31, 2014 was $396,466 compared to $478,454 during the same period ended in 2013. Other income constituted 3% of the Company’s consolidated revenues in 2014 and 2013. Other fee income is included in other income for 2014 and 2013 within this analysis.

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

FINANCIAL CONDITION

On December 31, 2015, the Company’s assets aggregated $4,550,667, a decrease of 10% from $5,047,341 in 2014, due to a decrease in cash and cash equivalents, accounts receivable and income tax receivable. The main reason tied to the decrease of Company’s aggregated assets is the overpayment of taxes that was made in 2014. On December 31, 2015, the Company’s working capital was $1,004,009, a decrease of 9% from $1,104,533 in 2014. The increase was due to an increase in accounts receivable and income taxes receivable, offset by a decrease in settlements payable and other current liabilities. Stockholder’s equity was $2,543,306 on December 31, 2015, compared to $2,558,728on December 31, 2014.

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

Cash provided by operating activities was $230,268 for the year ended December 31, 2015, as compared to net cash provided by operating activities of $349,239 for the year ended December 31, 2014 and net cash provided by operating activities of $701,988 for the year ended December 31, 2013. Cash provided by operating activities during year ended December 31, 2015, consists of  net amounts of commissions payable, accounts payable, income taxes, and accounts receivable.

Net cash used for investing activities was $313,115 for the year ended December 31, 2015, as compared to net cash used for investing activities of $596,266 for the year ended December 31, 2014 and net cash provided by investing activities of $63,363 for the year ended December 31, 2013. During the year ended December 31, 2015, the cash provided by investing activities was from the additions to the Natural Resource segment including the Kifer Lease, Shaffer leases and mineral, water rights and surface interests in Hudspeth County, Texas. During the year ended December 31, 2014, the cash used for investing activities was from the Baron notes receivable.

Net cash used by financing activities was $212,050 for the year ended December 31, 2015, as compared to net cash used by financing activities of $84,773 for the year ended December 31, 2014, and net cash used by financing activities of $195,108 for the year ended December 31, 2013. Cash used by financing activities during the year ended December 31, 2015, consists of net amounts of payments on short term borrowings, proceeds from short term borrowing and shareholder distributions. Cash used by financing activities during year ended December 31, 2014, consists of net payments on short term borrowings, settlements payable in the amount of $22,000 and shareholder distributions in the amount of $62,050.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2015, the Company’s working capital was $1,004,009 compared to $1,104,533 in 2014. On December 31, 2015, the Company held $1,038,426 in cash and cash equivalents, as compared to $1,333,323 on December 31, 2014. Liquid assets, which consist of cash and cash equivalents, totaled $1,038,426 at December 31, 2015, as compared to $1,333,323 on December 31, 2014, and $1,665,123 on December 31, 2013. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015, is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and such information is incorporated herein by reference.

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	March 25, 2016	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature & Title

Date: March 25, 2016	By /s/ John R. Carlson
John R. Carlson
President, Executive Officer & Director
(Principal Executive Officer)

Date: March 25, 2016	By /s/ Elizabeth A. Redding
Elizabeth A. Redding
Chief Financial Officer, Corporate Secretary & Director
(Principal Financial & Accounting Officer)

Date: March 25, 2016	By /s/ Gordon Dihle
Gordon Dihle
Chairman

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

TABLE OF CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3 – F-4

Consolidated Statements of Operations	F-5 – F-6

Consolidated Statements of Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to Consolidated Financial Statements	F-10 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Capital Financial Holdings, Inc.
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Capital Financial Holdings, Inc.  (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years then ended. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Financial Holdings, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP Denver, Colorado
March 25, 2016

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

ASSETS

	2015		2014

CURRENT ASSETS
Cash and cash equivalents		$1,038,426		$1,333,323
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2015 and 2014)		1,766,030		1,979,530
Baron notes interest receivable		38,420		-
Income taxes receivable		-		203,623
Prepaids		115,587		76,670

Total current assets		$2,958,463		$3,593,146

PROPERTY AND EQUIPMENT	$		$
Oil and Natural Gas Properties, Full Cost Method of Accounting		194,602		-
Less accumulated depletion		(10,467)		-
Total oil and natural gas properties		184,135		-

Other property and equipment
Furniture, fixtures and equipment		517,192		482,049
Less accumulated depreciation		(375,675)		(331,723)
Total other property and equipment		141,517		150,326

Other property holdings		86,277		-
Total other property holdings
Net property and equipment		$411,929		$150,326

OTHER ASSETS
Severance escrow		257,927		257,670
Baron notes receivable		500,000		500,000
Deferred tax asset – non-current		241,576		365,427
Other assets (net of accumulated amortization of $214,444 for 2015 and 2014)		180,772		180,772

Total other assets		$1,180,275		$1,303,869

TOTAL ASSETS		$4,550,667		$5,047,341

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2015	2014
CURRENT LIABILITIES
Accounts payable	$156,312	$368,112
Commissions payable	1,712,109	1,903,881
Income taxes payable	61,667	-
Other current liabilities	24,366	16,620
Line of credit	-	200,000

Total current liabilities	$1,954,454	$2,488,613

NON CURRENT LIABILITIES
Asset retirement obligation	2,907	-
Promissory note	50,000	-
Total noncurrent liabilities	52,907	-

TOTAL LIABILITIES	$2,007,361	$2,488,613

STOCKHOLDERS’ EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value;3,050,000 shares issued and 0 outstanding	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(7,904,450)	(7,889,028)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$2,543,306	$2,558,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,550,667	$5,047,341

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
OPERATING REVENUES
Fee income	$1,154,082	$1,095,610	$1,034,004
Commission income	17,746,896	19,559,484	19,720,342
Oil lease income	47,965	-	-
Other fee income	269,325	436,070	668,127
Other income	103,709	154,229
Total revenue	$19,321,977	$21,245,393	$21,422,473

OPERATING EXPENSES
Compensation and benefits	$1,350,286	$1,905,831	$1,426,151
Commission expense	16,610,792	18,214,481	18,044,891
Goodwill impairment expense	-	2,132,026	-
General and administrative expenses	1,135,547	1,128,913	1,248,748
Depreciation	43,952	32,708	25,458
Depletion	10,467	-	-
Total operating expenses	$19,151,044	$23,413,959	$20,745,248

OPERATING INCOME (LOSS)	$170,933	$(2,168,566)	$677,225

OTHER INCOME (EXPENSES)
Interest expense	(3,646)	(14,125)	(4,900)
Loss on Omega Shares	$-	-	(33,077)
Interest income	82,795	30,900	-
Settlement proceeds	-	835,873	-
Total other income (expenses)	79,149	$852,648	$(37,977)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$250,082	$(1,315,918)	$639,248

INCOME TAX EXPENSE	(203,454)	(226,266)	(262,429)

NET INCOME (LOSS)	$46,628	$(1,542,184)	$376,819

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$38	$(1,243)	$276
Diluted	$38	$(1,243)	$276

SHARES USED IN COMPUTING NET INCOME (LOSS) OF CONTINUING OPERATIONS PER COMMON SHARE:
Basic	1,241	1,241	1,368
Diluted	1,241	1,241	1,368

SHARES USED IN COMPUTING NET INCOME (LOSS) OF DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	1,241	1,241	1,368
Diluted	1,241	1,241	1,368

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$38	$(1,243)	$276
Diluted	$38	$(1,243)	$276

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Amounts			Shares
	2015	2014	2013	2015	2014	2013
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital
Balance, beginning of year	$10,222,756	$10,222,756	$10,447,748	1,241	1,241	1,446
Common stock issued	-	-	-	-	-	-
Retirement of common stock	-	-	224,991	-	-	205
Balance, end of year	$10,222,756	$10,222,756	$10,222,756	1,241	1,241	1,241

Accumulated deficit
Balance, beginning of year	$(7,889,028)	$(6,284,794)	$(6,661,614)
Net income (loss)	46,628	(1,542,184)	376,819
Capital dividends	(62,050)	(62,050)	-
Balance, end of year	$(7,904,450)	$(7,889,028)	$(6,284,794)

Treasury stock and additional paid-in capital
Balance, beginning of year	$(1,300,000)	$(1,300,000)	$(1,300,000)
Purchase of preferred stock	-	-	-
Balance, end of year	$(1,300,000)	$(1,300,000)	$(1,300,000)

Total stockholders’ equity	$2,543,306	$2,558,728	$4,162,962

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$46,628	$(1,542,184)	$376,819
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and Amortization	43,952	32,708	25,458
Goodwill impairment expense	-	2,132,026	-
Depletion	10,467	-	-
Provision for deferred income taxes	123,851	135,976	55,785
Effects on operating cash flows due to changes in:
Accounts receivable	175,080	(245,765)	(425,608)
Income taxes payable (receivable)	265,290	(203,623)	-
Prepaids	(38,917)	1,135	5,389
Severance escrow	(257)	(258)	(3,216)
Commissions payable	(191,772)	42,832	559,855
Accounts payable	(211,800)	27,868	158,731
Other liabilities	7,746	(31,476)	(51,225)

Net cash provided by operating activities	$230,268	$349,239	$701,988

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(35,143)	(96,266)	(63,363)
Additions to other property holdings	(87,972)	-	-
Additions to O&G properties	(190,000)	-	-
Advances on Baron notes receivable	-	(500,000)	-

Net cash used by investing activities	$(313,115)	$(596,266)	$(63,363)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES

Reduction in promissory note	$-	$-	$(67,173)
Reduction of long-term liability	-	-	(125,668)
Dividends paid	(62,050)	(62,050)	-
Reduction of notes payable	-	-	-
Proceeds from long-term borrowing	50,000	-	297,063
Payments on short-term borrowing	(200,000)	(723)	(96,339)
Increase in settlements payable	-	-	22,000
Retirement of shares	-	-	(224,991)
Decrease in settlements payable	-	(22,000)	-

Net cash used by financing activities	$(212,050)	$(84,773)	$(195,108)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(294,897)	$(331,800)	$443,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,333,323	1,665,123	1,221,606
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,038,426	$1,333,323	$1,665,123

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,646	$14,125	$4,900
Income taxes	$30,280	$363,840	$36,227

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Goodwill impairment expense	$-	$2,132,026	$-

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

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

Broker-Dealer Services

The Company derives the majority of its operating revenues from Capital Financial Services, Inc. through investment advisory fees as well as commissions earned from sales of mutual funds, insurance products, and various other securities. CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over approximately 201 investment representatives and investment advisors.

The Company operates under the provision of Paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and, accordingly, is exempt from the remaining provisions of that rule. The exemption report of the Company identified two exceptions both of which the Company believes have been remediated prior to December 31, 2015.

The Company had items identified within the 2015 FINRA examination. The Company has responded to the FINRA examination to a level that it feels is adequate and has had no further correspondence to date from FINRA.

Natural Resources

On June 9, 2014 the Company launched a wholly-owned subsidiary, Capital Natural Resources, Inc. Capital Natural Resources, Inc. seeks opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. The Company receives small interest income from their ventures in the oil and gas industry through Capital Natural Resources, Inc.

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

As of December 31, 2015, CNR held leasehold interests on acreage located in Taylor County, Texas, Lincoln County, Colorado and Divide and Williams County, North Dakota.

Proceeds from property sales will generally be credited to the full cost pool with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  As of December 31, 2015, depletion expense was $10,467.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  As of December 31, 2015 the Company held non-producing and unproved properties in Lincoln County, Colorado and Divide and Williams County, North Dakota.

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10% plus cost of properties not being amortized and the lower of cost is greater than the ceiling, a write-down or impairment is required. A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period. Once incurred, a write-down may not be reversed in a later period. The Company had no impairment on its oil and gas properties as of December 31, 2015.

Oil and Gas Revenue

The Company recognizes oil and gas revenue for only its ownership percentage of total production under the entitlement method. There was no imbalance as of December 31, 2015.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  As of December 31, 2015, asset retirement obligations were $2,907 and for the year ended December 31, 2015 accretion expense was not significant.

Holding Company

The Company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist of cash, accounts receivables, accounts payable and accrued expense obligations. The carrying value of the Company’s financial instruments approximate their fair value due to the short-term nature of their underlying terms.

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

Clearing Deposits—The Company has “Deposit Accounts” with each of its Clearing Firms, as set forth in each of the Clearing Agreements. Upon termination or expiration of these agreements, the Clearing Firms would deliver the balance of these accounts to the Company. As of December 31, 2015 the balance in the Company’s Dain account and Pershing account was $35,000 and $100,000 respectively.

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

Baron notes receivable – The Company monitors the credit qualify and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic market conditions. No reduction has been made in the carrying value of the Notes as of December 31, 2015 since the Notes were paid in full March 21, 2016.

Goodwill—The Company accounts for goodwill under the FASB accounting and reporting standards for goodwill and other intangible assets, which requires that goodwill and indefinite-lived other intangible assets deemed to have an indefinite useful life be assessed annually for impairment using fair value measurement techniques. As of December 31, 2015, the Company no longer has a value for goodwill.

Property and equipment—Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives of 5-7 years.

Other assets—Other assets include clearing deposits and other miscellaneous assets.

Advertising—Costs of advertising and promotion are expensed as incurred. There were no advertising and promotion costs in 2015 or 2014.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 1,241 in 2015, 1,241 2014 and 1,368 in 2013. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, written put options, and preferred shares.

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

Reclassification—Certain amounts from 2014 and 2013 have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on the Company’s net income/(loss).

Concentration of Credit Risk - The Company has a concentration of credit risk for cash deposits at various financial institutions.  These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC).  The Company has not experienced any losses in such accounts.

Recent Accounting Developments— The Company is currently assessing the potential impact of Accounting Standards Update ASU 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets  and Financial Liabilities. Early applications of the following amendments in this Update are  permitted for all entities upon issuance of this Update as of the beginning of the fiscal year of  adoption:

An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument- specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

Entities that are not public business entities are not required to apply the fair value of financial instruments disclosure guidance in the General Subsection of Section 825-10-50.

Except for the early application guidance discussed above, early adoption of the amendments in this Update is not permitted.

ASU 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes - To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). IAS, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact on the company.

ASU 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date – This update defers the effective date of ASU 2014-09. – Revenue from Contracts with Customers (Topic 606), which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the potential impact of the possible final ruling of the update on the company. Due to the nature of the Company’s operations, this update could affect the timing as to when the Company would recognize revenues from the brokerage of customer securities transactions, private placement of securities, sales of variable annuities, distribution of shares of various unaffiliated mutual funds and investment banking activities and investment advisory fees relating to registered investment advisors.

ASU 2015-07—Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) –The Company has not adopted this update as of December 31, 2015, as it was not applicable to the Company at this time. It is not known at this time whether the updated pronouncement will have an impact on the Company.

ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs –The Company has not adopted this update as of December 31, 2015, as it was not applicable to the Company at this time as the Company has no outstanding debt . Should the Company incur debt, all debt issuance costs would be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2015 and 2014 consist of cash and savings accounts of $1,038,426 and $1,333,323 and severance escrow of $257,927 and $257,670 respectively. The Company’s severance escrow accounts are restricted cash held in third-party administered escrow accounts for the sole purpose of funding certain employee severance plans.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015 and 2014, consists of the following:

	2015	2014
Office furniture and equipment	$517,192	$482,049
Accumulated depreciation and amortization	(375,675)	(331,723)
	$141,517	$150,326

Depreciation expense totaled $43,952, $32,708 and $25,458 in 2015, 2014 and 2013, respectively.

NOTE 4—BUSINESS VENTURES

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 50 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. As of December 31, 2015, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge of $101,994 that was recorded on December 31, 2010, a charge of $25,862 that was recorded on March 31, 2012 and a goodwill impairment charge of $2,132,026 on December 31, 2014 (See Note 11-Goodwill). As of December 31, 2015, there is no goodwill recorded relating to this acquisition.

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. for the amount of $100,000. Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business. On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000.  On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000. As of December 31, 2015, the Company owned 5,150,000 shares of CNR.

On April 1, 2015, CNR obtained a non-operating working interest in an oil and gas property consisting of a twenty five percent interest in three oil and gas leases covering approximately 618 acres in Taylor County, Texas for a purchase price of $90,000 paid in cash.  This purchase is presented as oil and natural gas properties on the balance sheet.  As of December 31, 2015, oil and gas revenues were $47,965.

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

NOTE 5—LINE OF CREDIT

On August 9, 2013, the Company signed loan documents for a line of credit with a local bank, American Bank Center, in the amount of $300,000 in order to help fund the cash redemption of less than whole shares which resulted from the 1:10,000 reverse stock split, which occurred on August 14, 2013.  The line of credit had a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate.  The Company made monthly interest payments.  The loan matured August 8, 2014.  The Company set up monthly payments with an automatic payment of $25,000.  There are no financial covenants associated with the line of credit.  On July 9, 2014, the Company made a monthly payment of $25,000 to the line of credit.  On July 17, 2014, the Company made a final payment to the line of credit in the amount of $29,422 closing this line of credit.  As of December 31, 2015, there is no longer an outstanding balance on this line of credit.

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

On July 14, 2015, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000.  The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate.  The loan matures with principal due on July 14, 2016.  For the period ended December 31, 2015, the Company had no outstanding balance against this line of credit before renewal.  As of December 31, 2015, the Company had zero outstanding and zero interest expense against its current line of credit.  There are no financial covenants associated with the line of credit.

NOTE 6—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2015	2014	2013
Current income tax expense:
Federal	$65,206	$69,367	$159,611
State	23,728	20,923	47,033
Total current tax expense	$88,934	$90,290	$206,644
Deferred tax expense:
Federal	$99,403	$121,404	$48,421
State	15,117	14,572	7,364
Total deferred tax expense	$114,520	$135,976	$55,785

Total provision for income tax
expense	$203,454	$226,266	$262,429

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

Deferred tax assets (liabilities) were comprised of the following:

	2015	2014	2013
Deferred tax asset:
Net operating carry forwards	$-	$-	$5
Capital loss carry forward	-	33,077	33,077
Valuation on capital loss carry forward	-	(33,077)	(33,077)
Stock option compensation	293,908	357,386	583,374
Goodwill	-	57,866	-

Total deferred tax assets	$293,908	$415,252	$583,379

Deferred tax liabilities:
Accumulated depreciation	$52,332	$49,825	$81,976
Total deferred tax liabilities	$52,332	$49,825	$81,976

Net deferred tax asset	$241,576	$365,427	$501,403

Net deferred tax asset – non-current	241,576	365,427	501,403
Net deferred tax asset	$241,576	$365,427	$501,403

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

In 2011, the Company had an estimated net operating loss carryover of approximately $235,000 that would expire if unused in 2030. The Company used $208,870 on their 2012 tax return and the remaining $28,825 was applied to the 2013 tax return

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2015 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. The tax years 2012-2014 remain open to examination by taxing jurisdictions to which the Company is subject.

A reconciliation of the difference between the expected federal tax rate computed at the U.S. statutory income tax rate of 35% and the Company’s effective tax rate for the years ended December 31, 2015, 2014 and 2013 is shown in the following table:

	2015	2014	2013
Expected federal tax rate	35%	35%	35%
State income taxes	5%	5%	5%
Effect of permanent differences	0%	(64)%	0%
Change in tax rate	41%	8%	(25)%

Effective tax rate	81%	(17)%	41%

The effect of permanent differences in the period ended December 31, 2015, was primarily due to the expiring stock option expense. The effect of permanent differences in the period ended December 31, 2014, was primarily due to the goodwill impairment that was offset by the settlement proceeds (See Note 20 – Litigation).  Income tax payable for period ended December 31, 2015 was $61,667 compared to income tax receivable of $203,623   during the same period in 2014.

NOTE 7—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 210 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 1 for 10,000 in 2013,  2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 0.2 warrants (adjusted for the 1 for 10,000 stock split in 2013 and the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 210 warrants as of December 31, 2015.

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

The Company has adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the twelve months ended December 31, 2015. As of December 31, 2015, 382 stock options totaling $1,008,200 had been cancelled.

In June of 2013, shareholders approved by a majority vote a 10,000 to 1 reverse stock split during the annual meeting of shareholders. The reverse stock split became effective on August 14, 2013.

Option activity for the last three years was as follows:	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2013	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding on December 31, 2013	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	203	-	-
Outstanding on December 31, 2014	336	$8,692	$4,435	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	129	-	-
Outstanding on December 31, 2015	207	$8,692	$4,435	$-

Exercisable options at the end of 2015 were 207 and 336 in 2014 and 539 in 2013. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2014:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $4,900	138	Perpetual		$4,200	138	$4,200
$5,000 to $9,900	66	1	*	$5,200	66	$5,200
$10,000 to $15,000	3	Perpetual		$10,100	3	$10,100
$0 to $15,000	207	1	*	$8,692	207	$8,692
* Excludes options with a perpetual life

NOTE 8—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $1,021, $2,815, and $5,276 for the years ended December 31, 2015, 2014, and 2013, respectively. The matching contributions paid by the Company were $42,393, $40,411 and $38,477 for the years ended December 31, 2015, 2014 and 2013, respectively. Effective January 1, 2016, the Company implemented a match of up to 6% of employee deferrals.

NOTE 9—NET CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiary Capital Financial Services, Inc. is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2015, this subsidiary had net capital of $496,496 compared to $483,943 during the same period ended in 2014; a minimum net capital requirement of $126,993 in 2015 compared to $173,682 during the same period ended in 2014; excess net capital of $369,503 in 2015 compared to $310,261 during the same period ended in 2014 and a ratio of aggregate indebtedness to net capital of 3.8 to 1in 2015 compared to a ratio of aggregate indebtedness to net capital of 5.4 to 1 during the same period ended in 2014. FINRA conducted an examination of this subsidiary in 2015. The subsidiary had items identified within the examination. This subsidiary is exempt from the reserve requirements of Rule 15c3-3(k) (2) (ii). Management of Capital Financial Services, Inc. is responsible for complying with 17 C.F.R §240.17a-5, “Reports to be made by certain brokers and dealers” and complying with 17 C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”). To the best of their knowledge and belief, management stated the following:

(1) We identified the following provisions of 17 C.F.R §15c3-3(k) under which the Company claimed an exemption from 17C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”) and (2) we met the identified exemption provisions from January 1, 2015 to December 31, 2015 except as described below:

On approximately January 30, 2015, the firm failed to forward two clearing firm deposits, each a check made payable to RBC Correspondent Services, each check in the amount of $458.31, prior to noon of the following business day.

The Company believes that both exceptions have been remediated prior to December 31, 2015. The Company has responded to the FINRA examination to a level that it feels is adequate and has had no further correspondence to date from FINRA.

NOTE 10—OPERATING LEASES

The Company has various leases for office equipment and office space that are set to expire over the next several years through 2018. The total rent expense for these leases was $87,078, $94,024 and $92,760 for December 31, 2015, 2014 and 2013 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2015.

Years ending December 31,
2016	$90,695
2017	97,181
2018	31,181
2019	1,200
Total minimum future rental payments	$220,257

NOTE 11—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014, and 2013, are as follows:

Total
Balance as of January 1, 2013	$2,132,026
Impairment losses	-
Balance as of December 31, 2013	$2,132,026

Impairment losses	(2,132,026)
Balance as of December 31, 2014	$-

Impairment losses	-
Balance as of December 31, 2015	$-

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

The application of valuation techniques applied to similar assets and liabilities has been consistently applied.  The following is a description of the valuation methodologies used for instruments measured at fair value:

Reconciliation of Level 3 Balances:

Balance January 1, 2013	$2,132,026
Impairment loss on goodwill	-
Balance January 1, 2014	$2,132,026
Impairment loss on goodwill	(2,132,026)
Balance December 31, 2014	$-
Impairment loss on goodwill	-
Balance December 31, 2015	$-

NOTE 13—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$46,628
Less: preferred stock dividends	-
Income (Loss) available to common stockholders – Basic earnings per share	46,628	1,241	$38
Effect of dilutive securities:
Options and warrants	-	-
Income (Loss) available to common stockholders – Diluted earnings per share	$46,628	1,241	$38
	For the Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$(1,542,184)
Less: preferred stock dividends	-
Income(Loss) available to common stockholders – Basic earnings per share	(1,542,184)	1,241	$(1,243)
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders – Diluted earnings per share	$(1,542,184)	1,241	$(1,243)

	For the Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$376,819
Less: preferred stock dividends	-
Income(Loss) available to common stockholders – Basic earnings per share	376,819	1,368	$276
Effect of dilutive securities:
Options and warrants	-	-
Diluted earnings per share	$376,819	1,368	$276

Options and warrants to purchase 417 common shares at exercise prices between $3,500 and $14,300 were outstanding at December 31, 2015, but were not included in the computation of earnings per share for the year ended December 31, 2015. The options and warrants were not included in the calculation because their exercise prices were greater than the average market price of the common shares during the period.

NOTE 14—COMPREHENSIVE INCOME (LOSS)

There were no differences between net income (loss) and comprehensive income (loss).

NOTE 15—RELATED PARTY TRANSACTIONS

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, the President of the Company, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al. The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. The plaintiffs in the Signature lawsuit were broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. On September 23, 2014, the Plaintiffs, including the Company and John Carlson individually, entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman with no admission of liability or fault by any defendant.  In conjunction with the Settlement Agreement described in Note 20 - Litigation, as compensation for Mr. Carlson’s efforts to the benefit of the Company, the Company agreed to pay $289,858 to John Carlson, which amount was applied as additional executive compensation to Mr. Carlson in the quarter ended December 31, 2014 and reported on the Consolidated Statements of Operations of Capital Financial Holdings, Inc. under Compensation and Benefits.

NOTE 16—BARON NOTES RECEIVABLE

On June 11, 2014, June 27, 2014, and July 22, 2014, Baron Energy, Inc., issued promissory notes receivable to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000, $40,000 and $375,000 respectively. The three notes carry an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016, June 28, 2016 and July 23, 2016 respectively. The Chairman of the Company has acted, and continues to act, as counsel to the Company while his affiliated law firm has acted and continues to act as counsel to Baron Energy, Inc. Moreover, the Chairman also serves on the management team of the subsidiary that holds the Baron Energy Notes. This related party transaction was reviewed by the Company. As of December 31, 2015, notes held with Baron Energy, Inc. carried a balance of $500,000. At maturity, the notes are convertible at the option of the note holder into specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  As additional compensation to the note holder, at the maturity of the notes, regardless of whether the note holder elects to convert the principal of the notes to non-operating minority working interests, the note holder will be assigned specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas.  The note holder also has the option to receive additional working interests if it extends the maturity dates of the notes. Interest income earned as of December 31, 2015, was $82,642. No reduction has been made in the carrying value of the notes as of December 31, 2015 since the notes were paid in full on March 21, 2016.

NOTE 17—SHAFFER LEASE

On April 1, 2015, CNR obtained a non-operating working interest in an oil and gas property consisting of a twenty five percent interest in three oil and gas leases covering approximately 618 acres in Taylor County, Texas for a purchase price of $90,000 paid in cash.  This purchase is presented as oil and natural gas properties on the balance sheet.  As of December 31, 2015, oil and gas revenues attributed to this lease were $47,965.

NOTE 18—KIFER LEASE

On December 1, 2015 CNR purchased a 50% non-operating Working Interest (36.25% Net Interest) in the Kifer Rozella 1, producing oil well, located in the County of Gonzales, state of Texas.   The purchase price of $100,000 for CNR’s 50% interest was paid by $50,000 cash and $50,000 by a promissory note and deed of trust carried by the Seller, Origin Production Company, Inc.  Said promissory note has an annual interest rate of 10% per annum and is payable in monthly installment of $1,062.35 beginning January 1, 2016 with final maturity on December 1, 2020.  The leasehold consists of approximately 193 acres. This purchase is presented as oil and natural gas properties on the balance sheet.  As of December 31, 2015, oil and gas revenues attributed to this lease were zero. On February 1, 2016, the Company made a single payment on the promissory note in the amount of $50,847 bringing the balance of the note to zero. Total interest paid on the promissory note was approximately $847.

NOTE 19—LONG TERM ASSETS

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

NOTE 20—LITIGATION

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2015, the Company is a defendant in two on-going suits or arbitrations as discussed above. The Company expects to vigorously defend and ultimately prevail in these cases.

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

NOTE 21-OPERATING SEGMENTS

The Company organizes its current business units into three reportable segments: Broker-Dealer Services, Natural Resources and Holding Company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The natural resources segment seeks opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land through its wholly-owned subsidiary, Capital Natural Resources, Inc. (“CNR”), a Colorado corporation. The holding company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

As of, and for the year ended, December 31, 2015:

	Holding Company	Natural Resources	Broker-Dealer Services	Total
Revenues from external customers	$-	$-	$18,900,978	$18,900,978
Other fee income	-	-	269,325	269,325
Oil lease income	-	47,965	-	47,965
Other income	26,476	-	77,233	103,709
Interest income	153	82,642	-	82,795
Interest expense	(3,578)	-	(68)	(3,646)
Depreciation	3,100	200	40,652	43,952
Depletion	-	10,467	-	10,467
Income (loss) before income tax benefit (expense)	(310,492)	31,411	529,163	250,082
Income tax benefit (expense)	16,291	(12,313)	(207,432)	(203,454)
Net income (loss)	(294,201)	19,098	321,731	46,628
Segment assets	670,139	872,582	3,007,946	4,550,667

As of, and for the year ended, December 31, 2014:
	Holding	Natural	Broker-Dealer
	Company	Resources	Services	Total
Revenues from external customers	$-	$-	$21,245,393	$21,245,393
Interest Expense	(14,116)	-	(9)	(14,125)
Depreciation	3,634	-	29,074	32,708
Settlement Proceeds	835,873	-	-	835,873
Goodwill impairment expense	2,132,026	-	-	2,132,026
Income (loss) before income tax benefit (expense)	(2,107,244)	(4,169)	795,495	(1,315,918)
Income tax benefit (expense)	83,934	1,634	(311,834)	(226,266)
Net income (loss)	(2,023,310)	(2,535)	483,661	(1,542,184)
Segment assets	1,681,573	782,932	3,281,228	5,745,733

As of, and for the year ended, December 31, 2013:

	Holding	Natural	Broker-Dealer
	Company	Resources	Services	Total
Revenues from external customers	$6,296	$-	$21,382,923	$21,389,219
Interest expense	(4,900)	-	-	(4,900)
Depreciation	3,120	-	22,338	25,458
Income (loss) before income tax benefit (expense)	(585,574)	-	1,224,822	639,248
Income tax benefit (expense)	217,632	-	(480,061)	(262,429)
Net income (loss)	(367,942)	-	744,761	376,819
Segment assets	3,199,638	-	3,618,828	6,818,466

Reconciliation of Segment Information

	2015	2014	2013

Assets for the Holding Company segment	$670,139	$1,681,573	$3,199,638
Assets for the Broker-Dealer Services segment	3,007,946	3,281,228	3,618,828
Assets for the Natural Resources segment	872,582	782,932	-
Elimination for the Holding Company segment receivables	(178,392)	(178,392)	(178,392)
Elimination for the Broker-Dealer Services segment receivables	(5,000)	(5,000)	(5,000)
Elimination for the Natural Resources segment receivables	(515,000)	(515,000)	-
Consolidated assets	$3,852,275	$5,047,341	$6,635,074

NOTE 22—SUBSEQUENT EVENTS

On March 21, 2016, the Baron Notes were paid in full in the amount of $500,000 together with accrued interest. (See Note 16-Baron Notes Receivable)

ADDITIONAL INFORMATION