Form 10-Q
period 2016-03-31
Capital Financial Holdings, Inc
filed 2016-05-12
CIK 944696

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

As of March 31, 2016, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31,	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$1,367,564	$1,038,426
Accounts receivable (net of an allowance of $24,000 for 2016 and 2015)	1,896,452	1,766,030
Baron notes interest receivable	-	38,420
Prepaids	90,745	115,587

Total current assets	3,354,761	2,958,463
PROPERTY AND EQUIPMENT
Oil & Natural Gas Properties, Full Cost Method of Accounting
	194,602	194,602
Less accumulated depletion	(15,919)	(10,467)
Total oil & natural gas properties	178,683	184,135

Other property and equipment	522,381	517,192
Furniture, fixtures and equipment
Less accumulated depreciation	(387,513)	(375,675)
Total other property and equipment	134,868	141,517
Other property holdings	86,277	86,277
Total other property holdings	86,277	86,277
Net property and equipment	399,828	411,929

OTHER ASSETS
Severance escrow	257,992	257,927
Baron notes receivable	-	500,000
Deferred tax asset	245,509	241,576
Other assets	180,653	180,772

Total other assets	684,154	1,180,275

TOTAL ASSETS	$4,438,743	$4,550,667

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31,	December 31,
	2016	2015

CURRENT LIABILITIES
Accounts payable	$176,449	$156,312
Commissions payable	1,694,857	1,712,109
Income taxes payable	1,590	61,667
Other current liabilities	94,931	24,366
Total current liabilities	$1,967,827	$1,954,454

NON CURRENT LIABILITIES
Asset retirement obligation	2,907	2,907
Promissory note	-	50,000
Total noncurrent liabilities	2,907	52,907
TOTAL LIABILITIES	$1,970,734	$2,007,361

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(7,979,747)	(7,904,450)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$2,468,009	$2,543,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,438,743	$4,550,667

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
OPERATING REVENUES
Fee income	$258,106	284,646
Commissions	3,840,475	4,400,183
Oil and gas revenue	13,676	-
Other fee income	69,523	80,490

Total revenue	4,181,780	4,765,319

OPERATING EXPENSES
Compensation and benefits	381,852	365,310
Commission expense	3,632,249	4,098,658
General and administrative expenses	249,725	267,519
Depreciation	11,838	10,972
Depletion	5,452	-

Total operating expenses	4,281,116	4,742,459

OPERATING INCOME (LOSS)	(99,336)	22,860

OTHER INCOME (EXPENSES)
Interest expense	(847)	(2,202)
Interest income	16,282	18,860
Other income	9,893	15,329

Total other income	25,328	31,987

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX EXPENSE	(74,008)	54,847
INCOME TAX EXPENSE	(1,289)	(65,407)
NET LOSS	$(75,297)	(10,560)

NET INCOME PER COMMON SHARE:
Basic	$(61)	(9)
Diluted	$(61)	(9)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,297)	(10,560)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11,838	10,972
Depletion	5,452	-
Provision for deferred income taxes	(3,933)	41,878
(Increase) decrease in:
Accounts receivable	(92,002)	160,421
Income taxes payable	(60,077)	21,150
Prepaids	24,961	8,445
Severance escrow	(65)	(63)
Accounts payable	20,137	29,106
Commissions payable	(17,252)	58,886
Other liabilities	70,565	35,587
Net cash (used in) provided by operating activities	$(115,673)	355,822

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(5,189)	(8,239)
Payment of Baron notes receivable	500,000	-
Net cash provided by (used in) investing activities	$494,811	(8,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	(50,000)	(72,798)
Net cash used in financing activities	$(50,000)	(72,798)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$329,138	274,785

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,038,426	1,333,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,367,564	1,608,108

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest on line of credits	-	2,202
Cash paid for interest on promissory note	847	-

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016 and 2015

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiaries Capital Financial Services, Inc. (“CFS”) and Capital Natural Resources, Inc. (“CNR”) (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015, of Capital Financial Holdings, Inc., as filed with the SEC.  The condensed consolidated balance sheet at December 31, 2015, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2016, are not necessarily indicative of operating results for the entire year.

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

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended March 31, 2016, depletion expense was $5,452.

As of March 31, 2016, CNR held leasehold interests on acreage located in Gonzales and Taylor County, Texas, Lincoln County, Colorado and Divide and Williams County, North Dakota. CNR holds 50% non-operating working interest (36.25% Net Interest) in the Kifer Rozella 1, producing oil well, located in the County of Gonzales, state of Texas and non-operating working interest in an oil and gas property consisting of a twenty five percent interest in three oil and gas leases covering approximately 618 acres in Taylor County, Texas. The oil and gas leases in North Dakota and Colorado are currently non-producing properties and non-operating leases.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  As of March 31, 2016 the Company held non-producing and unproved properties in Lincoln County, Colorado and Divide and Williams County, North Dakota.

Oil and Gas Revenue

The Company recognizes oil and gas revenue for only its ownership percentage of total production under the entitlement method. There was no imbalance as of March 31, 2016.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  As of March 31, 2016, asset retirement obligations were $2,907 and for the three months ended March 31, 2016 accretion expense was not significant.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 of our 2015 Form 10-K filed on March 28, 2016. There were no recently adopted accounting pronouncements that were not previously disclosed in the 10-K.

NOTE 3 – BUSINESS VENTURES

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. (“CNR”) for the amount of $100,000.  Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land.  The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business.  On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000.  On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000.  As of March 31, 2016, the Company owned 5,150,000 shares of CNR.

On April 1, 2015, CNR obtained a non-operating working interest in an oil and gas property consisting of a twenty five percent interest in three oil and gas leases covering approximately 618 acres in Taylor County, Texas for a purchase price of $90,000 paid in cash.  This purchase is presented as oil and natural gas properties on the balance sheet.  For the three months ended March 31, 2016, oil and gas revenues were $10,418 and are recorded under oil and gas revenue on the income statement.

On December 1, 2015, CNR purchased a 50% non-operating working interest (36.25% Net Interest) in the Kifer Rozella 1, producing oil well, located in the County of Gonzales, state of Texas. The purchase price of $100,000 for CNR’s 50% interest was paid by $50,000 by a promissory note and deed of trust carried by the Seller, Origin Production Company, Inc. Said promissory note has an annual interest rate of 10% per annum and is payable in monthly installment of approximately $1,062 beginning January 1, 2016 with final maturity on December 1, 2020. The leasehold consists of approximately 193 acres. This purchase is presented as oil and natural gas properties on the balance sheet. On February 1, 2016 the Company paid off the promissory note in the amount of approximately $50,847 bringing the balance of the note to zero. Total interest paid on the promissory note was approximately $847. For the three months ended March 31, 2016 oil and gas revenues attributed to this lease were $3,258 and are recorded under oil and gas revenue on the income statement.

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

NOTE 4—BARON NOTES RECEIVABLE

On June 11, 2014, June 27, 2014, and July 22, 2014, Baron Energy, Inc. issued promissory notes to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000, $40,000 and $375,000, respectively.  The three notes carried an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016, June 28, 2016 and July 23, 2016, respectively.      On March 21, 2016, the notes were paid in full including all unpaid accrued interest in the amount of $82,642 bringing the receivable balance to zero. The accrued interest receivable was recorded under the current assets on the balance sheet.

NOTE 5 – LINE OF CREDIT

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

On July 14, 2015, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000.  The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The loan matures with principal due on July 14, 2016.  For the period ended March 31, 2016, the Company had no outstanding balance against this line of credit before renewal.  As of March 31, 2016, the Company had zero outstanding and zero interest expense against its current line of credit.  There are no financial covenants associated with the line of credit.

NOTE 6 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2016 and 2015.  Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2015 and the three months ended March 31, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2015	336	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	129	5,000	3,487
Outstanding on December 31, 2015	207	$4,734	$4,388	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	27	5,000	3,670
Outstanding on March 31, 2016	180	$4,571	$4,388	$-

Exercisable options totaled 207 at December 31, 2015 and totaled 180 at March 31, 2016.

NOTE 7 – INCOME TAXES

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

Due to stock options forfeited, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced.  As of March 31, 2016, approximately $24,000 was recorded as tax expense for the quarter and an accumulated amount of approximately $336,650 has been recorded as tax expense since the beginning of stock options being forfeited.

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares.  The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(75,297)			(10,560)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(75,297)	1,241	(61)	(10,560)	1,241	$(9)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(75,297)	1,241	(61)	(10,560)	1,241	$(9)

Options and warrants to purchase 390 common shares at exercise prices between $3,500 and $14,300 were outstanding at March 31, 2016, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2016 and March 31, 2015, because their effect was anti-dilutive.

NOTE 9 – SEGMENT REPORTING

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

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

March 31, 2016
Commissions and fee income	-	-	4,098,581	4,098,581
Other fee income	-	-	69,523	69,523
Oil and gas revenue	-	13,676	-	13,676
Other income	(119)	-	10,012	9,893
Interest income	16	16,206	60	16,282
Interest expense	(847)	-	-	(847)
Depreciation	534	121	11,183	11,838
Depletion	-	5,452	-	5,452
Income (loss) before income tax benefit (expense)	(99,816)	(11,061)	36,869	(74,008)
Income tax benefit (expense)	9,009	4,336	(14,634)	(1,289)
Net income (loss)	(90,807)	(6,725)	22,235	(75,297)
Segment assets	651,361	857,245	2,930,137	4,438,743

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

March 31, 2015
Commissions and fee income	-	-	4,684,829	4,684,829
Other operating income	-	-	80,490	80,490
Other income	15,329	-	-	15,329
Interest income	51	18,750	59	18,860
Interest expense	(2,202)	-	-	(2,202)
Depreciation	939	-	10,033	10,972
Income (loss) before income tax benefit (expense)	(106,772)	7,135	154,484	54,847
Income tax benefit (expense)	(2,052)	(2,797)	(60,558)	(65,407)
Net income (loss)	(108,824)	4,338	93,926	(10,560)
Segment assets	947,965	790,067	3,349,800	5,087,562

NOTE 10 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks.  Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties.  As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings.  These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities.  The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters.  Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case.  The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated.  The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company.  As of March 31, 2016, the Company is a defendant in two on-going suits or arbitrations as discussed above. The Company expects to vigorously defend these cases.

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

NOTE 11 – SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987.  The Company was incorporated September 22, 1987, as a North Dakota corporation.  The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703.  As of March 31, 2016, the Company had 19 full-time employees employee consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

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

CFS is a full-service brokerage firm.  CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer.  CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 196 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	(75,297)	(10,560)
Income (loss) per share:
Basic	(61)	(9)
Diluted	(61)	(9)

The Company reported a net loss for the three months ended March 31, 2016, of $75,297, compared to a net loss of $10,560 for the same quarter in 2015. The increase in net loss for the three months ended March 31, 2016 compared to net loss in the same period in 2015 is due to reduced commissions revenues and increased compensation and benefits expense.

Operating revenues

Total operating revenues for the three months ended March 31, 2016 were $4,181,780, a decrease of 12% from $4,765,319 for the same period ended March 31, 2015.  The decrease for the three month period net revenue categories are listed below.

Fee income

Fee income for the three months ended March 31, 2016 was $258,106, a decrease of 9% from $284,646 for the same period ended March 31, 2015.  The decrease is due to a decrease in fee income received by the broker dealer segment as a result of lower values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor.  The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance.  These fees constituted approximately 6% of the Company’s consolidated revenues for the three months ended March 31, 2016 and 2015. There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions.  The Company pays the registered representatives a percentage of this income as commission expense and retains the balance.  Commission income for the three months ended March 31, 2016 was $3,840,475, a decrease of 13% from $4,400,183 for the same period ended March 31, 2015.  The decreases were due primarily to the decrease in commissions received by the broker dealer segment due to market conditions.  Commission revenues constituted approximately 92% of the Company’s consolidated revenues for the three months ended March 31, 2016 and 2015. There is no commission income attributable to the other segments.

Oil and gas revenue

Oil and gas revenue is income tied to the non-operating working interest well leases and is received by the natural resources segment. It is the Company’s share of oil and gas revenues for its ownership percentage of total production. There is no oil and gas revenue attributable to the other segments.  Oil and gas revenue for the three months ended March 31, 2016 was $13,676, an increase of 100% from the same periods ended March 31, 2015.

Other fee income

Other operating income for the three months ended March 31, 2016 was $69,523, a decrease of 14% from $80,490 for the same period ended March 31, 2015.  The decreases were primarily due to a decrease in the income received related to alternative investment products.   There is no other operating income attributable to the natural resource or holding segments. Other operating income constituted approximately 2% of the Company’s consolidated revenues for the three months ended March 31, 2016 and 2015.

Interest income

Consolidated interest income for the three months ended March 31, 2016 was $16,282, a decrease of 14% from $18,860 for the same period ended March 31, 2015.  Interest income is attributable to the Baron Energy notes from the natural resource segment. There was no material interest income for the holding or broker dealer segments for the periods ended March 31, 2016 and 2015.

Operating expenses

Total operating expenses for the three months ended March 31, 2016 were $4,281,116, a decrease of 10% from $4,742,459 for the three months ended March 31, 2015.  The decreases resulted from the net decreases in the expense categories described below.

Compensation and benefits

Consolidated compensation and benefits expense for the three months ended March 31, 2016 was $381,852, an increase of 5% from $365,310 for the same period ended March 31, 2015.

Compensation and benefits for the holding segment for the three months ended March 31, 2016 was $45,946, a decrease of 28% from an expense of $64,124 for the same period ended March 31, 2015.  The decrease is primarily due to decreases in paid management compensation.

Compensation and benefits for the broker dealer segment for the three months ended March 31, 2016 was $318,129, a 10% increase from $289,570 for the same period ended March 31, 2015.  The increases were due to increases in accrued bonuses.

Compensation and benefits for the natural resource segment for the three months ended March 31, 2016 was $17,777, an increase of 53% from $11,615 for the same period ended March 31, 2015.  The increase is primarily due to an increase in benefits paid to employees of this segment.

Commission expense

Commission expense for the three months ended March 31, 2016 was $3,632,249, a decrease of 11% from $4,098,658 for the same period ended March 31, 2015.  The decrease is a result of the lower revenues received by the broker dealer segment during the period ended March 31, 2016.  There is no commission expense attributable to the other segments.

General and administrative expense

Consolidated general and administrative expenses for the three months ended March 31, 2016 were $249,725, a decrease of 7% from $267,519 for the same period ended March 31, 2015. The decrease resulted from the net decreases in the expense categories described below.

General and administrative expenses for the holding segment for the three months ended March 31, 2016 were $53,233, a 3% decrease from $54,886 for the same period ended March 31, 2015.  The decreases were from a decrease in expenses tied to the annual shareholder meeting, outside services and legal expenses.

General and administrative expenses for the broker dealer segment for the three months ended March 31, 2016 were $179,746, a decrease of 15% from $212,633 for the same period ended March 31, 2015.  The decreases are from decreases in legal, accounting, phone and internet and recruiting expenses.

General and administrative expenses for the natural resources segment for the three month periods ended March 31, 2016 and 2015 were $16,746 and $0, respectively.   The increase was due to the operating expenses tied to the recent leases purchased by the natural resources segment in April of 2015.

Depreciation

Consolidated depreciation expense for the three months ended March 31, 2016 was $11,838, an increase of 8% from $10,972 for the same period ended March 31, 2015.

Depreciation expense for the holding segment for the three months ended March 31, 2016 was $534, a decrease of 43% from $939 for the same period ended March 31, 2015.

Depreciation expense for the broker dealer segment for the three months ended March 31, 2016 was $11,183, an increase of 11% from $10,033 for the same period ended March 31, 2015.  The increases in depreciation expenses were due to additional fixed assets purchased during the period ended March 31, 2016.

Depreciation expense for the natural resource segment during the quarter ended March 31, 2016 is immaterial.  There was no depreciation expense for the natural resources segment for the quarter ended March 31, 2015.

Depletion Expense

Depletion expense for the natural resources segment for the three months ended March 31, 2016 was $5,452.  There was no depletion expense for the same period ended March 31, 2015. There is no depletion expense attributable to the other segments.  Depletion is determined by deducting units (barrels of oil) extracted on the unit of production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The percentage of units extracted to the total estimated proven reserves is multiplied by the producing property cost to determine depletion.

Interest expense

Interest expense for the three months ended March 31, 2016 was $847, a decrease of 62% from $2,202 for the same period ended March 31, 2015.  The decrease is due to the interest payments made on the line of credit during 2015 by the holding segment. There were no interest payments made on the line of credit in 2016. Interest expense in 2016 is attributable to the promissory note issued to the natural resources segment. There is no material interest expense attributable to the other segments.

Liquidity and capital resources

Net cash used in operating activities was $115,673 for the three months ended March 31, 2016, as compared to net cash provided by operating activities of $355,822 during the three months ended March 31, 2015.  The primary difference corresponds to the timing of payment/reimbursement on conference expenses and sponsorships, the timing of accrued bonuses, commissions payable and income taxes.

Net cash provided by investing activities was $494,811 for the three months ended March 31, 2016, as compared to net cash used in investing activities of $8,239 for the three months ended March 31, 2015.  The primary difference corresponds with repayment of the Baron notes receivable in early 2016.

Net cash used in financing activities was $50,000 for the three months ended March 31, 2016, as compared to net cash used in financing activities of $72,798 for the three months ended March 31, 2015.

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

The following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

•	General political and economic conditions which may be less favorable than expected;
•	The effect of changes in interest rates, inflation rates, the stock markets, or other financial markets;
•	Unfavorable legislative, regulatory, or judicial developments;
•	Adverse findings or rulings in arbitrations, litigation or regulatory proceedings;
•	Incidence and severity of catastrophes, both natural and man-made;
•	Changes in commodity pricing due to natural resource investments;
•	Changes in accounting rules, policies, practices, and procedures which may adversely affect the business; and
•	Terrorist activities or other hostilities which may adversely affect the general economy.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

The information in response to this item can be found in Note 10 (Legal Proceedings) to Financial Statements in this Report, which information is incorporated by reference into this item.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2016	-	-	-	$597,754
February 2016	-	-	-	$597,754
March 2016	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	May 12, 2016	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)
Date:	May 12, 2016	By /s/ Elizabeth Redding
Elizabeth A. Redding
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)