Form 10-Q
period 2016-06-30
Capital Financial Holdings, Inc
filed 2016-08-22
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$1,648,621	$1,038,426
Accounts receivable (net of an allowance of $24,000 for 2016 and 2015)	1,740,963	1,766,030
Prepaids	102,941	115,587
Baron notes interest receivable	-	38,420
Income taxes receivable	2,121	-

Total current assets	3,494,646	2,958,463

PROPERTY AND EQUIPMENT
Oil & Natural Gas Properties, Full Cost Method of Accounting	194,602	194,602

Less accumulated depletion	(20,909)	(10,467)
Total oil & natural gas properties	173,693	184,135
Other property and equipment
Furniture, fixtures & equipment	539,076	517,192
Less accumulated depreciation	(399,519)	(375,675)
Other property holdings	86,277	86,277
Net property and equipment	399,527	411,929

OTHER ASSETS
Severance escrow	258,056	257,927
Baron notes receivable	-	500,000
Deferred tax asset – non-current	243,232	241,576
Other assets (net of accumulated amortization of $214,444 for 2016 and 2015)	175,279	180,772

Total other assets	676,567	1,180,275

TOTAL ASSETS	$4,570,740	$4,550,667

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	June 30,	December 31,
	2016	2015

CURRENT LIABILITIES
Accounts payable	$191,544	$156,312
Commissions payable	1,771,294	1,712,109
Other current liabilities	173,329	24,366
Income taxes payable	-	61,667
Total current liabilities	2,136,167	1,954,454

Asset retirement obligation	2,907	2,907
Promissory note	-	50,000
Total noncurrent liabilities	2,907	52,907
TOTAL LIABILITIES	2,139,074	2,007,361

STOCKHOLDERS' EQUITY

Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	305	305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695

Common stock – 1,000,000,000 shares authorized, $.0001 par value; 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,016,090)	(7,904,450)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	2,431,666	2,543,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,570,740	$4,550,667

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,
	2016	2015
OPERATING REVENUES
Fee income	$337,983	301,838
Commissions	3,983,351	4,665,487
Oil and gas revenue	19,460	$8,672
Other fee income	49,911	53,847

Total revenue	4,390,705	5,035,075

OPERATING EXPENSES
Compensation and benefits	350,741	252,220
Commission expense	3,776,517	4,371,246
General and administrative expenses	268,380	477,884
Depreciation	12,006	10,242
Depletion	4,990	-

Total operating expenses	4,412,634	5,111,592

OPERATING (LOSS)	(21,929)	(76,517)

OTHER INCOME (EXPENSES)
Interest expense	(947)	(1,248)
Interest income	76	18,855
Other income (expense)	(10,925)	11,843
		24,219
Total other income (expenses)	(11,796)
	(33,725)	(52,298)
LOSS OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE
INCOME TAX EXPENSE	$(2,618)	(4,003)
NET LOSS	$(36,434)	(56,301)

NET LOSS PER COMMON SHARE:
Basic	$(29)	(45)
Diluted	$(29)	(45)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,
	2016	2015
OPERATING REVENUES
Fee income	$596,089	586,484
Commissions	7,823,827	9,065,671
Oil and gas income	33,136	8,672
Other fee income	119,434	134,337

Total revenue	8,572,486	9,795,164

OPERATING EXPENSES
Compensation and benefits	732,593	617,529
Commission expense	7,408,766	8,469,904
General and administrative expenses	518,105	745,403
Depreciation	23,844	21,215
Depletion	10,442	-

Total operating expenses	8,693,750	9,854,051

OPERATING LOSS	(121,266)	(58,887)

OTHER INCOME (EXPENSES)
Interest expense	(1,794)	(3,451)
Interest income	16,359	37,716
Other income (expense)	(1,032)	27,171

Total other income	13,533	61,436
	(107,733)	2,549
INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE
INCOME TAX EXPENSE	(3,907)	(69,410)
NET LOSS	$(111,640)	(66,861)

NET LOSS PER COMMON SHARE:
Basic	$(90)	(54)
Diluted	$(90)	(54)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(111,640)	$(66,861)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	$23,844	$21,885
Depletion	$10,442	-
Provision for deferred income taxes	$(1,656)	$62,830
(Increase) decrease in:
Accounts receivable	$63,487	$131,422
Income taxes receivable/payable	$(63,788)	$(3,698)
Prepaids	$18,139	$9,270
Severance escrow	$(129)	$(127)
Accounts payable	$ 35,232	$(207,776)
Commissions payable	$59,185	$19,195
Other liabilities	$148,963	$371,893
Net cash provided by operating activities	$182,079	$338,033

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(21,884)	$(10,419)
Repayment of Baron notes	$500,000	-
Additions to proved properties	-	$(84,625)
Additions to real estate held for investment	-	$(90,000)
Net cash (used in) provided by investing activities	$478,116	$(185,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	$(50,000)	$(146,601)
Net cash used in financing activities	$(50,000)	$(146,601)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$610,195	$6,388

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$1,038,426	$1,333,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,648,621	$1,339,711

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	-	3,451

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016 and 2015

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of operating results for the entire year.

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

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the six months ended June 30, 2016, depletion expense was $10,442.

As of June 30, 2016, CNR held leasehold interests on acreage located in Gonzales and Taylor County, Texas, Lincoln County, Colorado and Divide and Williams County, North Dakota. CNR holds 50% non-operating working interest (36.25% Net Interest) in the Kifer Rozella 1, producing oil well, located in the County of Gonzales, state of Texas and non-operating working interest in an oil and gas property consisting of a twenty-five percent interest in three oil and gas leases covering approximately 618 acres in Taylor County, Texas. The oil and gas leases in North Dakota and Colorado are currently non-producing properties and non-operating leases.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  As of June 30, 2016 the Company held non-producing and unproved properties in Lincoln County, Colorado and Divide and Williams County, North Dakota.

Oil and Gas Revenue

The Company recognizes oil and gas revenue for only its ownership percentage of total production under the entitlement method. There was no imbalance as of June 30, 2016.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As of June 30, 2016, asset retirement obligations were $2,907 and for the six months ended June 30, 2016 accretion expense was not significant.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 of our 2015 Form 10-K filed on March 28,2016.

Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing – The Company is currently assessing the potential impact of this update.

Update 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients – The Company is currently assessing the potential impact of this update.

NOTE 3 – BUSINESS VENTURES

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. (“CNR”) for the amount of $100,000. Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. The new subsidiary is expected to diversify the business operations of the Company and is unrelated to any current or past business. On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000. On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000. As of June 30, 2016, the Company owned 5,150,000 shares of CNR.

On April 1, 2015, CNR obtained a non-operating working interest in an oil and gas property consisting of a twenty-five percent interest in three oil and gas leases covering approximately 618 acres in Taylor County, Texas for a purchase price of $90,000 paid in cash. This purchase is presented as oil and natural gas properties on the balance sheet.

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

On July 28, 2015, CNR acquired five-year oil and gas leases on one 80-acre tract located in Williams County, North Dakota and two 80 acre tracts located in Divide County, North Dakota for a combined acquisition cost of $7,676, including lease bonus and prepaid annual rentals. The oil and gas leases were obtained from the State of North Dakota Department of Trust Lands. The leases grant the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 3/16 of oil and gas produced. The leases will expire August 3, 2020 unless held by production, meaning oil and gas is being produced from the properties.

On August 20, 2015, CNR acquired a five-year oil and gas lease on a 640-acre tract located in Lincoln County, Colorado at an initial acquisition cost of $1,652 including the first annual rental payment of $1,600. The oil and gas lease was obtained from the Colorado State Board of Land Commissioners. The lease grants the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 1/6 of oil and gas produced. The lease will expire August 20, 2020 unless held by production, meaning oil and gas is being produced from the property.

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

On July 14, 2015, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The loan matures with principal due on July 14, 2016. For the period ended June 30, 2016, the Company had no outstanding balance against this line of credit before renewal. As of June 30, 2016, the Company had zero outstanding and zero interest expense against its current line of credit. There are no financial covenants associated with the line of credit.

NOTE 6 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2016 and 2015. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2015 and the six months ended June 30, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2015	336	$$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	129	-	-
Outstanding on December 31, 2015	207	$$4,734	$4,388	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	28	5,000	3,670
Outstanding on June 30, 2016	179	$$4,571	$4,388	$-

Exercisable options totaled 207 at December 31, 2015 and totaled 179 at June 30, 2016.

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

Due to stock options forfeited, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced. As of June 30, 2016, approximately $1,098 was recorded as tax expense for the quarter and an accumulated amount of approximately $420,459 has been recorded as tax expense since the beginning of stock options being forfeited.

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Loss	$(36,343)			(56,301)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(36,343)	1,241	(29)	(56,301)	1,241	$(45)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(36,343)	1,241	(29)	(56,301)	1,241	$(45)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net Loss	$(111,640)			(66,861)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(111,640)	1,241	(90)	(66,861)	1,241	$(54)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(111,640)	1,241	(90)	(66,861)	1,241	$(54)

Options and warrants to purchase 389 common shares at exercise prices between $3,500 and $14,300 were outstanding at June 30, 2016, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2016 and June 30, 2015, because their effect was anti-dilutive.

NOTE 9 – SEGMENT REPORTING

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

30-Jun-16
Commissions and fee income	-	-	4,321,334	4,321,334
Other fee income	-	-	49,911	49,911
Oil and gas revenue	-	19,460	-	19,460
Other income	(3,410)	-	(7,515)	(10,925)
Interest income	17	-	60	76
Interest expense	(947)	-	-	(947)
Depreciation	688	160	11,158	12,006
Depletion	-	4,990	-	4,990
Income (loss) before income tax benefit (expense)	(90,442)	(15,256)	71,973	(33,725)
Income tax benefit (expense)	32,419	7,107	(42,144)	(2,618)
Net income (loss)	(58,024)	(8,148)	29,829	(36,343)
Segment assets	558,517	872,582	3,139,641	4,570,740

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

30-Jun-15
Commissions and fee income	-	-	4,967,325	4,967,325
Other operating income	-	-	59,078	59,078
Oil and gas revenue	-	8,672	-	8,672
Other income	-	-	6,612	6,612
Interest income	45	18,750	60	18,855
Interest expense	(1,197)	-	(52)	(1,248)
Depreciation	965	-	9,277	10,242
Income (loss) before income tax benefit (expense)	(8,110)	(1,223)	(42,965)	(52,298)
Income tax benefit (expense)	(21,325)	480	16,842	(4,003)
Net income (loss)	(29,435)	(744)	(26,123)	(56,301)
Segment assets	786,161	801,645	3,429,385	5,017,191

	Holding	Natural Resource	Broker-Dealer
As of, and for the six months ended:	Company	Activities	Services	Total

30-Jun-16
Commissions and fee income	-	-	8,419,915	8,419,915
Other fee income	-	-	119,434	119,434
Oil and gas revenue	-	33,136	-	33,136
Other income	(3,529)	-	2,497	(1,032)
Interest income	33	16,206	120	16,359
Interest expense	(947)	(847)	-	(1,794)
Depreciation	1,222	281	22,341	23,844
Depletion	-	10,442	-	10,442
Income (loss) before income tax benefit (expense)	(190,258)	(26,317)	108,842	(107,733)
Income tax benefit (expense)	41,428	11,443	(56,778)	(3,907)
Net income (loss)	(148,830)	(14,874)	52,064	(111,640)
Segment assets	584,265	846,834	3,139,641	4,570,740

	Holding	Natural Resource	Broker-Dealer
As of, and for the six months ended:	Company	Activities	Services	Total

30-Jun-15
Commissions and fee income	-	-	9,652,155	9,652,155
Other operating income	-	-	134,337	134,337
Oil and gas revenue	-	8,672	-	8,672
Other income	15,328	-	11,843	27,171
Interest income	96	37,500	119	37,716
Interest expense	(3,399)	-	(52)	(3,451)
Depreciation	1,905	-	19,310	21,215
Income (loss) before income tax benefit (expense)	(114,882)	5,912	111,519	2,549
Income tax benefit (expense)	(23,377)	(2,318)	(43,715)	(69,410)
Net income (loss)	(138,259)	3,594	67,804	(66,861)
Segment assets	786,161	801,645	3,429,385	5,017,191

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

NOTE 10 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of June 30, 2016, the Company is a defendant in three on-going suits or arbitrations as discussed above. The Company expects to vigorously defend these cases. As of June 30, 2016, the Company has booked a contingent liability in the amount of $41,000 in relation to one of the cases mentioned above.

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

NOTE 11 – REGULATORY MANNERS

The registered investment advisor (“RIA”) segment of Capital Financial Services, Inc. is subject to periodic examinations by its regulator, the Securities Exchange Commission (“SEC”). During 2016, the SEC conducted a routine examination of the CFS RIA.  At the conclusion of its examination, the SEC issued an Examination Report with certain findings, asking the Company’s regulated entity to increase certain disclosures in, or add clarifications to, certain documents provided to customers of the CFS RIA and to certain agreements between the customers and the Company’s registered investment adviser.  The registered investment adviser is currently working with its counsel to respond to the routine examination report.

NOTE 12 – SUBSEQUENT EVENTS

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of June 30, 2016, the Company had 19 full-time employees and 1 part-time employee consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

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

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 185 investment representatives and investment advisors. As part of its oversight responsibilities, the SEC conducted a routine examination of the Company’s registered investment advisor, CFS RIA, during 2016 and issued a report to CFS RIA on or about June 30, 2016. The Examination Report contained six findings and recommendations. In general, the findings relate to certain disclosures contained in CFS RIA’s:  investment advisory contracts between the CFS RIA and its customers; Form ADV; and advertisements.  The Examination Report also suggested that CFS RIA  review its implementation of certain written policies and procedures, including the documentation of the delivery of the Firm Brochure and the creation and maintenance of certain books and records required of a “custodian” pursuant to SEC Rules (CFS RIA maintains that it is not a custodian pursuant to SEC Rules)~~.~~ It is the opinion of the management of CFS that none of the issues described in the Examination Report are significant to the operations of the Firm, and do not pose any regulatory uncertainties for the firm.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	(36,343)	(111,640)	(75,640)	(66,861)
Income (loss) per share:
Basic	(29)	(90)	(61)	(54)
Diluted	(29)	(90)	(61)	(54)

The Company reported net loss for the three months ended June 30, 2016, of $36,343, compared to net loss of $56,301 for the same period in 2015. The Company reported net loss of $111,640 for the six months ended June 30, 2016, compared to a net loss of $66,861 during the same period in 2015.

Operating revenues

Total operating revenues for the three months ended June 30, 2016 were $4,390,705, a decrease of 13% from $5,035,075 for the same period ended June 30, 2015. Total operating revenues for the six months ended June 30, 2016 were $8,572,486, a decrease of 12% from $9,795,164 for the same period ended June 30, 2015. The decrease for the three month and six month periods net revenue categories are listed below.

Fee income

Fee income for the three months ended June 30, 2016 was $337,983, an increase of 12% from $301,838 for the same period ended June 30, 2015. Fee income for the six months ended June 30, 2016 was $596,089, an increase of 2% from $586,484 for the same period ended June 30, 2015. The increase was due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted 8% of the Company’s consolidated revenues for the three months ended June 30, 2016 and 7% for the six months ended June 30, 2016. These fees constituted 6% of the consolidated revenues for the three months ended June 30, 2015 and 6% for the six months ended June 30, 2015. There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the three months ended June 30, 2016 was $3,983,351, a decrease of 15% from $4,665,487 for the same period ended June 30, 2015. Commission income for the six months ended June 30, 2016 was $7,823,827 a decrease of 14% from $9,065,671 for the same period ended June 30, 2015. The decreases were due primarily to the decrease in commissions received by the broker dealer segment due to market conditions and regulations. Commission revenues constituted 91% of the Company’s consolidated revenues for the three and six months ended June 30, 2016. Commission revenues constituted 92% of the consolidated revenues for the three months ended June 30, 2015 and 92% for the six months ended June 30, 2015. There is no commission income attributable to the other segments.

Oil lease income

Oil lease income is income tied to the non-operating working interest well leases and is received by the natural resources segment. There is no oil lease income attributable to the other segments. Oil lease income for the three months ended June 30, 2016 was $19,460, an increase of 124% from $8,672 for the same period ended June 30, 2015. Oil lease income for the six months ended June 30, 2016 was $33,136, an increase of 282% from $8,672 for the same period ended June 30, 2015.

Other fee income

Other fee income for the three months ended June 30, 2016 was $49,911, a decrease of 7% from $53,847 for the same period ended June 30, 2015. Other operating income for the six months ended June 30, 2016 was $119,434, a decrease of 11% from $134,337 for the same period ended June 30, 2015. The decreases were due to a decrease in the income received related to alternative investment products. There is no other income attributable to the natural resource or holding segments. Other operating income constituted 1% of the Company’s consolidated revenues for the three and six months ended June 30, 2016 and 1% of the consolidated revenues for the three and six months ended June 30, 2015.

Interest income

Consolidated interest income for the three months ended June 30, 2016 was $76 a decrease of 100% from $18,855 for the same period ended June 30, 2015. Approximately $18,000 of the interest income is attributable to the Baron Energy notes from the natural resource segment. Interest income for the six months ended June 30, 2016 was $16,359, a decrease of 57% from $37,716 for the same period ended June 30, 2015. Approximately $37,000 of the interest income is attributable to the Baron Energy notes from the natural resource segment. There was no material interest income for the holding or broker dealer segments for the periods ended June 30, 2016 and 2015.

Operating expenses

Total operating expenses for the three months ended June 30, 2016 were $4,412,634, a decrease of 14% from $5,111,592 for the three months ended June 30, 2015. Total operating expenses for the six months ended June 30, 2016 were $8,693,750, a decrease of 12% from $9,854,051 for the same period ended June 30, 2015. The decreases resulted from the net decreases in the expense categories described below.

Compensation and benefits

Consolidated compensation and benefits expense for the three months ended June 30, 2016 was $350,741, an increase of 39% from $252,220 for the same period ended June 30, 2015. Consolidated compensation and benefits expense for the six months ended June 30, 2016 was $732,593 an increase of 19% from $617,529 for the same period ended June 30, 2015. The increases resulted from an increase in salaries, costs in benefits, 401k matching and bonuses that were paid in 2016 but not during 2015 of this period.

Compensation and benefits for the holding segment for the three months ended June 30, 2016 was a benefit of $31,690, a decrease of 30% from a benefit of $45,381 for the same period ended June 30, 2015. Compensation and benefits for the holding segment for the six months ended June 30, 2016 was an expense of $77,636, an increase of 314% from $18,744 for the same period ended June 30, 2015. The reflection of an increase in 2016 is due to a correction of an entry from Q1 during 2015 which decreased expense that had been over accrued in Q1. The effect year to date was not material after the correcting entry.

Compensation and benefits for the broker dealer segment for the three months ended June 30, 2016 was $303,892, an 8% increase from $282,025 for the same period ended June 30, 2015. Compensation and benefits for the broker dealer segment for the six months ended June 30, 2016 was $622,021, a 9% increase from $571,595 for the same period ended June 30, 2015. The increases are due to increases in salaries, costs in benefits, 401k matching and bonuses that were paid in 2016 but not during 2015 of this period.

Compensation and benefits for the natural resource segment for the three months ended June 30, 2016 was $15,158, a decrease of 3% from $15,575 for the same period ended June 30, 2015. Compensation and benefits for the natural resources segment for the six months ended June 30, 2016 was $32,935, an increase of 21% from $27,190 for the same period ended June 30, 2015.

Commission expense

Commission expense for the three months ended June 30, 2016 was $3,776,517, a decrease of 14% from $4,371,246 for the same period ended June 30, 2015. Commission expense for the six months ended June 30, 2016 was $7,408,766, a decrease of 13% from $8,469,904 for the same period ended June 30, 2015. The decreases are a result of the lower revenues received by the broker dealer segment during the periods ended June 30, 2016. There is no commission expense attributable to the other segments.

General and administrative expense

Consolidated general and administrative expenses for the three months ended June 30, 2016 were $268,380, a decrease of 44% from $477,884 for the same period ended June 30, 2015. Consolidated general and administrative expenses for the six months ended June 30, 2016 were $518,105, a decrease of 30% from $745,403 for the same period ended June 30, 2015. The decreases and increases resulted from the net increases and decreases in the expense categories described below.

General and administrative expenses for the holding segment for the three months ended June 30, 2016 were $53,723, a 5% increase from $51,374 for the same period ended June 30, 2015. General and administrative expenses for the six months ended June 30, 2016 were $106,956, an increase of 1% from $106,260 for the same period ended June 30, 2015. The increases were from an increase in accounting services.

General and administrative expenses for the broker dealer segment for the three months ended June 30, 2016 were $200,250, an increase of 22% from $164,250 for the same period ended June 30, 2015. General and administrative expenses for the six months ended June 30, 2016 were $379,996, a decrease of 39% from $626,073 for the same period ended June 30, 2015. A legal settlement in the amount of $190,000 was booked in the broker dealer segment as of June 30, 2015 (See Note 10 – Legal Proceedings). This one time settlement is the main reason for the variance over the periods.

General and administrative expenses for the natural resources segment for the three months ended June 30, 2016 were $14,407 an increase of 10% from $13,070 for the same period ended June 30, 2015. General and administrative expenses for the natural resources segment for the six-month period ended June 30, 2016 were $31,153, an increase of 138% from $13,070 for the six month periods ended June 30, 2015. The increase was due to the operating expenses tied to the recent leases purchased by the natural resources segment in April of 2015.

Depreciation

Consolidated depreciation expense for the three months ended June 30, 2016 was $12,006, an increase of 17% from $10,242 for the same period ended June 30, 2015. Consolidated depreciation expense for the six months ended June 30, 2016 was $23,844, an increase of 12% from $21,215 for the same period ended June 30, 2015.

Depreciation expense for the holding segment for the three months ended June 30, 2016 was $688, a decrease of 29% from $965 for the same period ended June 30, 2015. Depreciation expense for the holding segment for the six months ended June 30, 2016 was $1,222, a decrease of 36% from $1,905 for the same period ended June 30, 2015.

Depreciation expense for the broker dealer segment for the three months ended June 30, 2016 was $11,158, an increase of 20% from $9,277 for the same period ended June 30, 2015. Depreciation expense for the broker dealer segment for the six months ended June 30, 2016 was $22,341, an increase of 16% from $19,310 for the same period ended June 30, 2015. The increases in depreciation expenses were due to additional fixed assets purchased during the quarter ended June 30, 2015.

There is no material depreciation expense for the natural resource segment during the quarters ended June 30, 2016 or 2015.

Depletion

Depletion expense for the natural resources segment for the three and six months ended June 30, 2016 was $4,990 and 10,442 respectively. There was no depletion expense for the same periods ended June 30, 2015. There is no depletion expense attributable to the other segments. Depletion is determined by deducting units (barrels of oil) extracted on the unit of production method based on the estimated gross proved reserves as determined by independent petroleum engineers. The percentage of units extracted to the total estimated proven reserves is multiplied by the producing property cost to determine depletion.

Interest expense

There is no material interest expense attributable to the Company’s segments during the quarters ended June 30, 2016 or 2015.

Liquidity and capital resources

Net cash provided by operating activities was $182,079 for the six months ended June 30, 2016, as compared to net cash provided by operating activities of $338,033 during the six months ended June 30, 2015. The difference corresponds to the timing of payment/reimbursement on the E&O insurance, income taxes and compensation and benefit related payables.

Net cash provided by investing activities was $478,116 for the six months ended June 30, 2016, as compared to net cash used in investing activities of $185,044 for the six months ended June 30, 2015. The primary difference corresponds with the launch of the new subsidiary, Capital Natural Resources, Inc., the asset investments in the amount of $174,625 and the reduction of Baron notes within that subsidiary.

Net cash used in financing activities was $50,000 for the six months ended June 30, 2016, as compared to net cash used in financing activities of $146,601 for the six months ended June 30, 2015. The primary difference corresponds with the settlements payable in 2015 and the payments made on the line of credit.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

We are not currently a “listed company” under SEC rules and are therefore not required to have a board comprised of a majority of independent directors or separate committees comprised of independent directors.  We use the definition of “independence” under the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent.  In making this determination, our Board considers, among other things, transactions and relationships between each director and his/her immediate family and us, including those reported in our Annual Report on Form 10K for the year ended December 31, 2015 under the caption “Certain Relationships and Related Transactions.”  The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.  On the basis of such review and its understanding of such relationships and transactions, our Board has determined that none of our Board members is an independent director.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2016	-	-	-	$597,754
May 2016	-	-	-	$597,754
June 2016	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	August 22, 2016	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)
Date:	August 22, 2016	By /s/ Elizabeth Colby
Elizabeth A. Colby
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)