Form 10-Q
period 2016-09-30
Capital Financial Holdings, Inc
filed 2016-11-10
CIK 944696

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$1,699,076	$1,038,426
Accounts receivable (net of an allowance of $24,000 for 2016 and 2015)	1,920,186	1,766,030
Baron notes interest receivable	-	38,420
Prepaids	114,247	115,587

Total current assets	3,733,509	2,958,463
PROPERTY AND EQUIPMENT
Oil & Natural Gas Properties, Full Cost Method of Accounting
	194,602	194,602
Less accumulated depletion	(24,210)	(10,467)
Total oil & natural gas properties	170,392	184,135

Other property and equipment	538,417	517,192
Furniture, fixtures and equipment
Less accumulated depreciation	(410,661)	(375,675)
Other property holdings	86,277	86,277
Net property and equipment	384,425	411,929

OTHER ASSETS
Severance escrow	258,121	257,927
Baron notes receivable	-	500,000
Deferred tax asset	224,458	241,576
Other assets (net of accumulated amortization of $214,444 for 2016 and 2015)	175,279	180,772

Total other assets	657,858	1,180,275

TOTAL ASSETS	$4,775,792	$4,550,667

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	December 31,
	2016	2015

CURRENT LIABILITIES
Accounts payable	$278,726	$156,312
Commissions payable	1,945,745	1,712,109
Other current liabilities	63,271	24,366
Income taxes payable	8,737	61,667
Total current liabilities	$2,296,479	$1,954,454

NON CURRENT LIABILITIES
Asset retirement obligation	2,907	2,907
Promissory note	-	50,000
Total noncurrent liabilities	2,907	52,907
TOTAL LIABILITIES	$2,299,386	$2,007,361

STOCKHOLDERS' EQUITY

Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(7,971,350)	(7,904,450)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$2,476,406	$2,543,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,775,792	$4,550,667

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,
	2016	2015
OPERATING REVENUES
Fee income	$292,645	282,318
Commissions	4,307,574	4,188,138
Oil and gas revenue	13,336	18,187
Other operating income	112,841	48,323

Total revenue	4,726,396	4,536,966

OPERATING EXPENSES
Compensation and benefits	363,152	362,537
Commission expense	3,978,901	3,935,925
General and administrative expenses	333,835	187,160
Depreciation	12,356	11,761
Depletion	3,301	6,199

Total operating expenses	4,691,545	4,503,582

OPERATING INCOME	34,851	33,384

OTHER INCOME (EXPENSES)
Interest expense	-	(195)
Interest income	77	12,500
Other income	27,004	36,129

Total other income	27,081	48,434

INCOME BEFORE INCOME TAX EXPENSE	61,932	81,818
INCOME TAX EXPENSE	(17,192)	(45,564)
NET INCOME	$44,740	36,254

NET INCOME PER COMMON SHARE:
Basic	$36	29
Diluted	$36	29

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,
	2016	2015
OPERATING REVENUES
Fee income	$888,734	868,802
Commissions	12,131,401	13,253,809
Oil and gas revenue	46,472	26,859
Other operating income	232,275	182,660

Total revenue	13,298,882	14,332,130

OPERATING EXPENSES
Compensation and benefits	1,095,745	980,067
Commission expense	11,387,667	12,405,829
General and administrative expenses	851,940	932,593
Depreciation	36,200	32,946
Depletion	13,743	6,199

Total operating expenses	13,385,295	14,357,634

OPERATING LOSS	(86,413)	(25,504)

OTHER INCOME (EXPENSES)
Interest expense	(1,794)	(3,646)
Interest income	16,436	50,000
Other income	25,970	63,516

Total other income	40,612	109,870

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(45,801)	84,366
INCOME TAX EXPENSE	(21,099)	(114,974)
NET LOSS	$(66,900)	(30,608)

NET LOSS PER COMMON SHARE:
Basic	$(54)	(25)
Diluted	$(54)	(25)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic	1,241	1,241
Diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,900)	(30,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,200	32,946
Depletion	13,743	6,199
Provision for deferred income taxes	17,118	87,750
Changes in:
Accounts receivable	(115,736)	254,054
Income taxes receivable	(52,930)	230,487
Prepaids	6,833	54,066
Severance escrow	(194)	(192)
Accounts payable	122,414	(225,799)
Commissions payable	233,636	(120,197)
Other liabilities	38,905	100,601
Net cash provided by operating activities	$233,089	389,307

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(22,439)	(30,790)
Additions to other property holdings	-	(86,277)
Additions to oil and gas properties	-	(91,000)
Repayment of Baron notes	500,000	-
Net cash (used in) provided by investing activities	$477,561	(208,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	(50,000)	(200,000)
Net cash used in financing activities	$(50,000)	(200,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	660,650	(18,760)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,038,426	1,333,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,699,076	1,314,563

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016 and 2015

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of operating results for the entire year.

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

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three and nine months ended September 30, 2016, depletion expense was $3,301 and $13,743 respectively.

As of September 30, 2016, CNR held leasehold interests on acreage located in Taylor and Gonzales County, Texas, Lincoln County, Colorado and Divide and Williams County, North Dakota. CNR holds non-operating working interest in the Kifer Rozella 1, producing oil well, located in the County of Gonzales, state of Texas and non-operating working interest in an oil and gas property consisting of three oil and gas leases in Taylor County, Texas. The oil and gas leases in North Dakota and Colorado are currently non-producing properties and non-operating leases.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  As of September 30, 2016 the Company held non-producing and unproved properties in Lincoln County, Colorado and Divide and Williams County, North Dakota.

Oil and Gas Revenue

The Company recognizes oil and gas revenue for only its ownership percentage of total production under the entitlement method. There was no imbalance as of September 30, 2016.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As of September 30, 2016, asset retirement obligations were $2,907 and for the three and nine months ended September 30, 2016 accretion expense was not significant.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

A summary of our significant accounting policies is included in Note 1 of our 2015 Form 10-K filed on March 28, 2016.

ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments – The Company is currently assessing the potential impact on the company. This amendment becomes effective for public companies for fiscal years beginning after December 15, 2017. The pronouncement would impact the presentation of certain items on the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and/or corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Should the Company have any of the aforementioned items, they would be presented on the statement of cash flows in accordance to ASU 2016-15. Early adoption is permitted, but the entity must adopt all of the amendments in the same period.

NOTE 3 – BUSINESS VENTURES

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. (“CNR”) for the amount of $100,000. Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. The new subsidiary is expected to diversifythe business operations of the Company and is unrelated to any current or past business. On June 17, 2014, the Company acquired an additional 400,000 shares, .001 par value common stock of CNR for the amount of $40,000. On July 21, 2014, the Company acquired an additional 3,750,000 shares, .001 par value of common stock of CNR for the amount of $375,000. On September 21, 2016 CNR issued a payment of $214,600 to the Company in exchange for redemption of 2,146,000 shares, .001 par value of common stock of CNR As of September 30, 2016, the Company owned 3,004,000 shares of CNR as CNR’s sole shareholder.

On April 1, 2015, CNR obtained a non-operating working interest in an oil and gas property consisting of three oil and gas leases in Taylor County, Texas for a purchase price of $90,000 paid in cash. This purchase is presented as oil and natural gas properties on the balance sheet. As of September 30, 2016, oil and gas revenues were $46,472.

On December 1, 2015, CNR purchased a non-operating working interest in the Kifer Rozella 1, producing oil well, located in the County of Gonzales, state of Texas. The purchase price of $100,000 for CNR’s interest was paid by $50,000 by a promissory note and deed of trust carried by the Seller, Origin Production Company, Inc. Said promissory note has an annual interest rate of 10% per annum and is payable in monthly installment of approximately $1,062 beginning January 1, 2016 with final maturity on December 1, 2020. This purchase is presented as oil and natural gas properties on the balance sheet. On February 1, 2016 the Company paid off the promissory note in the amount of approximately $50,847 bringing the balance of the note to zero. Total interest paid on the promissory note was approximately $847.

On July 28, 2015, CNR acquired five year oil and gas leases located in Williams County, North Dakota and two located in Divide County, North Dakota for a combined acquisition cost of $7,676, including lease bonus and prepaid annual rentals. The oil and gas leases were obtained from the State of North Dakota Department of Trust Lands. The leases grant the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 3/16 of oil and gas produced. The leases will expire August 3, 2020 unless held by production, meaning oil and gas is being produced from the properties.

On August 20, 2015, CNR acquired a five year oil and gas lease located in Lincoln County, Colorado at an initial acquisition cost of $1,652 including the first annual rental payment of $1,600. The oil and gas lease was obtained from the Colorado State Board of Land Commissioners. The lease grants the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 1/6 of oil and gas produced. The lease will expire August 20, 2020 unless held by production, meaning oil and gas is being produced from the property.

The oil and gas leases in North Dakota and Colorado are currently non-producing properties and non-operating leases.

The purchase allocation for all four CNR oil and gas lease transactions was based on the estimated fair value of the assets acquired.

On May 19, 2015, CNR acquired interests in coal rights located in Kanawha County, West Virginia for a purchase price of $1,275 paid in cash. This purchase is presented as other property holdings on the balance sheet.

On June 11, 2015, CNR acquired mineral, water rights and surface interests in Hudspeth County, Texas for a purchase price of $83,350 paid in cash. This purchase is presented as other property holdings on the balance sheet.

NOTE 4 - BARON NOTES RECEIVABLE

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

On July 14, 2015, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate. The loan matured with principal due on July 14, 2016. For the period ended September 30, 2016, the Company had no outstanding balance against this line of credit before renewal. As of September 30, 2016, the Company had zero outstanding and zero interest expense against its current line of credit. There are no financial covenants associated with the line of credit.

On September 12, 2016, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.5% as of September 30, 2016. The loan matures with principal due on September 12, 2017. For the period ended September 30, 2016, the Company had no outstanding balance against this line of credit before renewal. As of September 30, 2016, the Company had zero outstanding and zero interest expense against its current line of credit. There are no financial covenants associated with the line of credit.

NOTE 6 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the nine months ended September 30, 2016 and 2015. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2015 and the nine months ended September 30, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2015	336	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	129	$5,000	$3,487
Outstanding on December 31, 2015	207	$4,734	$4,388	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	38	$4,932	$3,866
Outstanding on September 30, 2016	169	$4,599	$3,363	$-

Exercisable options totaled 207 at December 31, 2015 and totaled 169 at September 30, 2016.

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

Due to stock options forfeited, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced. As of September 30, 2016, approximately $10,819 was recorded as tax expense for the quarter and an accumulated amount of approximately $431,278 has been recorded as tax expense since the start of stock options being forfeited in March of 2014.

The effective tax rates for the three and nine months ended September 30, 2016 were different from the statutory rate primarily due to the reduction of the deferred tax assets related to stock compensation.

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$44,740			36,254
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$44,740	1,241	36	36,254	1,241	$29
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$44,740	1,241	36	36,254	1,241	$29

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income	$(66,900)			(30,608)
Less: Preferred Stock Dividends
Income Available to Common Shareholders – Basic Earnings per Share	$(66,900)	1,241	(54)	(30,608)	1,241	$(25)
Effect of Dilutive Securities:
Preferred Stock Dividends
Stock Options and Warrants
Income Available to Common Shareholders – Diluted Earnings per Share	$(66,900)	1,241	(54)	(30,608)	1,241	$(25)

Options and warrants to purchase 379 common shares at exercise prices between $3,500 and $14,300 were outstanding at September 30, 2016, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2016 and September 30, 2015, because their effect was anti-dilutive.

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

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

30-Sep-16
Commissions and fee income	-	-	4,600,219	4,600,219
Other fee income	-	-	112,841	112,841
Oil and gas revenue	-	13,336	-	13,336
Other income	-	-	27,004	27,004
Interest income	17	-	60	77
Interest expense	-	-	-	-
Depreciation	996	167	11,192	12,356
Depletion	-	3,301	-	3,301
Income (loss) before income tax benefit (expense)	(128,262)	(32,348)	222,541	61,932
Income tax benefit (expense)	44,379	11,553	(73,124)	(17,192)
Net income (loss)	(83,882)	(20,794)	149,417	44,740
Segment assets	1,056,120	332,872	3,386,800	4,775,792

	Holding	Natural Resource	Broker-Dealer
As of, and for the three months ended:	Company	Activities	Services	Total

30-Sep-15
Commissions and fee income	-	-	4,470,456	4,470,456
Other operating income	-	-	48,323	48,323
Oil and gas revenue	-	18,187	-	18,187
Other income	11,399	-	24,731	36,129
Interest income	-	12,500	-	12,500
Interest expense	(179)	-	(16)	(195)
Depreciation	662	80	11,019	11,761
Depletion	-	6,199	-	6,199
Income (loss) before income tax benefit (expense)	(107,165)	7,963	181,020	81,818
Income tax benefit (expense)	28,539	(3,121)	(70,982)	(45,564)
Net income (loss)	(78,626)	4,841	110,038	36,254
Segment assets	747,916	798,744	3,053,480	4,600,140

	Holding	Natural Resource	Broker-Dealer
As of, and for the nine months ended:	Company	Activities	Services	Total

30-Sep-16
Commissions and fee income	-	-	13,020,135	13,020,135
Other fee income	-	-	232,275	232,275
Oil and gas revenue	-	46,472	-	46,472
Other income	(3,531)	-	29,501	25,970
Interest income	50	16,206	180	16,436
Interest expense	(947)	(847)	-	(1,794)
Depreciation	2,218	448	33,533	36,200
Depletion	-	13,743	-	13,743
Income (loss) before income tax benefit (expense)	(318,520)	(58,664)	331,383	(45,801)
Income tax benefit (expense)	85,807	22,996	(129,902)	(21,099)
Net income (loss)	(232,713)	(35,668)	201,481	(66,900)
Segment assets	1,056,120	332,872	3,386,800	4,775,792

	Holding	Natural Resource	Broker-Dealer
As of, and for the nine months ended:	Company	Activities	Services	Total

30-Sep-15
Commissions and fee income	-	-	14,122,611	14,122,611
Other operating income	-	-	182,660	182,660
Oil and gas revenue	-	26,859	-	26,859
Other income	26,824	-	36,692	63,516
Interest income	-	50,000	-	50,000
Interest expense	(3,578)	-	(68)	(3,646)
Depreciation	2,567	80	30,299	32,946
Depletion	-	6,199	-	6,199
Income (loss) before income tax benefit (expense)	(222,047)	13,874	292,539	84,366
Income tax benefit (expense)	5,162	(5,439)	(114,697)	(114,974)
Net income (loss)	(216,885)	8,436	177,842	(30,608)
Segment assets	747,916	798,744	3,053,480	4,600,140

NOTE 10 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits and arbitrations related to the failure of Medical Capital, other alternative investments alleged to be unsuitable, the bankruptcy proceedings of the various DBSI entities and the bankruptcy of other various entities. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of September 30, 2016, the Company is a defendant in two on-going suits or arbitrations as discussed above. The Company expects to vigorously defend these cases.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al.  The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman.  In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”), a finding was made that Medical Capital was conducting a “Ponzi scheme,” and a receiver was appointed to liquidate Medical Capital.  The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients.  These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs.  Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact, negligent misrepresentation, equitable indemnity, and declaratory relief.  On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman with no admission of liability or fault by any defendant.  The settlement proceeds were received on December 4, 2014 and recorded as other income on the consolidated financial statements of Capital Financial Holdings, Inc.  In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier - Arch Specialty Insurance Company (“Arch”) - in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company).  On or about November 24, 2014, Arch filed counterclaims against the Company. These actions were for declaratory relief in connection with a dispute over whether Arch is entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman.  On September 14, 2016 the Company and Arch agreed to settle all claims between them in exchange for a $82,500 payment by the Company to Arch which was accrued at September 30, 2016. On October 24, 2016 the court ordered the case, including all claims, counterclaims, and third party claims dismissed with prejudice in accordance with the settlement agreement.

NOTE 11 – REGULATORY MATTERS

The broker dealer (“BD”) segment of Capital Financial Services, Inc. is subject to periodic examinations by its regulator, the Securities Exchange Commission (“SEC”). During 2016, the SEC conducted a routine examination of the CFS BD.  At the conclusion of its examination, the SEC issued an Examination Report with certain findings, asking the Company’s regulated entity to improve its anti-money laundering program, record additional information on the Company’s transaction blotters, and record transactions on the Company’s transaction blotters that are performed at other companies. On October 26, 2016 the broker dealer made its latest response to the routine examination report. The broker dealer is awaiting further correspondence from the SEC and continues to work with its legal counsel with respect to any potential remaining issues.

NOTE 12 – SUBSEQUENT EVENTS

On September 12, 2016, the Company executed a Uniform Offer to Purchase (the Agreement) giving it the right to acquire a commercial office building and associated property (the Office Building) located at 1801 Burdick Expressway West, Minot, North Dakota. Although the Company believes that the acquisition of the Office Building is probable, there can be no assurance that the acquisition of the Office Building will be consummated. The contract purchase price for the Office Building is $975,000, exclusive of closing costs, with all built in fixtures and other furniture, fixtures and equipment in the building to remain with the property. The Company has made a $20,000 refundable earnest money deposit. The Company anticipates funding the purchase price with a commercial real estate loan in an amount to be determined and cash on hand. The amount and terms of the financing are not yet determined. The consummation of the purchase is subject to the completion of various closing conditions to be met by the parties. If the Company does not close on the purchase, there are circumstances under which it may have the deposit refunded.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of September 30, 2016, the Company had 19 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

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

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 175 investment representatives and investment advisors.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	44,740	36,254	(66,900)	(30,608)
Income (loss) per share:
Basic	36	29	(54)	(25)
Diluted	36	29	(54)	(25)

The Company reported net income for the three months ended September 30, 2016, of $44,740, compared to net income of $36,254 for the same quarter in 2015. The Company reported net loss of $66,900 for the nine months ended September 30, 2016, compared to a net loss of $30,608 during the same period in 2015. The increase in net income for the three months ended September 30, 2016 compared to net income in the same period in 2015 is due to increased operating revenues of approximately $189,000. The increased net loss for the nine months ended September 30, 2016 compared to a net loss in the same period in 2015 is due primarily to decreased revenues of approximately $1,033,000 and increased compensation and benefits expenses of approximately $115,000.

Operating revenues

Total operating revenues for the three months ended September 30, 2016 were $4,726,396, an increase of 4% from $4,536,966 for the same period ended September 30, 2015. Total operating revenues for the nine months ended September 30, 2016 were $13,298,882, a decrease of 7% from $14,332,130 for the same period ended September 30, 2015. The decrease for the three month and six month periods net revenue categories are listed below.

Fee income

Fee income for the three months ended September 30, 2016 was $292,645, an increase of 4% from $282,318 for the same period ended September 30, 2015. Fee income for the nine months ended September 30, 2016 was $888,734, an increase of 2% from $868,802 for the same period ended September 30, 2015. The increases are due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted approximately 6% of the Company’s consolidated revenues for the three months ended September 30, 2016 and approximately 7% for the nine months ended September 30, 2016. These fees constituted approximately 6% of the consolidated revenues for the three months ended September 30, 2015 and approximately 6% for the nine months ended September 30, 2015. There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the three months ended September 30, 2016 was $4,307,574, an increase of 3% from $4,188,138 for the same period ended September 30, 2015. Commission income for the nine months ended September 30, 2016 was $12,131,401 a decrease of 8% from $13,253,809 for the same period ended September 30, 2015. The decreases were due primarily to the decrease in commissions received by the broker dealer segment due to market conditions. Commission revenues constituted approximately 91% of the Company’s consolidated revenues for the three months ended September 30, 2016 and approximately 91% for the nine months ended September 30, 2016. Commission revenues constituted approximately 92% of the consolidated revenues for the three months ended September 30, 2015 and approximately 92% for the nine months ended September 30, 2015. There is no commission income attributable to the other segments.

Oil and gas revenue

Oil and gas revenue is income tied to the non-operating working interest well leases and is received by the natural resources segment. It is the Company’s share of oil and gas revenues for its ownership percentage of total production. Oil and gas revenue for the three months ended September 30, 2016 was $13,336, a decrease of 23% from $18,187 for the same period ended September 30, 2015. Oil and gas revenue for the nine months ended September 30, 2016 was $46,472, an increase of 73% from $26,859 for the same periods ended September 30, 2015. There is no oil and gas revenue attributable to the other segments.

Other operating income

Other operating income for the three months ended September 30, 2016 was $112,841, an increase of 134% from $48,323 for the same period ended September 30, 2015. Other operating income for the nine months ended September 30, 2016 was $232,275, an increase of 27% from $182,660 for the same period ended September 30, 2015. The increases were primarily due to an increase in the income received related to alternative investment products. There is no other operating income attributable to the natural resource or holding segments. Other operating income constituted approximately 2% of the Company’s consolidated revenues for the three and nine months ended September 30, 2016 and approximately 1% of the consolidated revenues for the three and nine months ended September 30, 2015.

Interest income

Consolidated interest income for the three months ended September 30, 2016 was $77, a decrease of 99% from $12,500 for the same period ended September 30, 2015. Interest income for the nine months ended September 30, 2016 was $16,436, a decrease of 67% from $50,000 for the same period ended September 30, 2015. Interest income is attributable to the Baron Energy notes from the natural resource segment. There was no material interest income for the holding or broker dealer segments for the periods ended September 30, 2016 and 2015.

Operating expenses

Total operating expenses for the three months ended September 30, 2016 were $4,691,545, a decrease of 4% from $4,503,582 for the three months ended September 30, 2015. Total operating expense for the nine months ended September 30, 2016 were $13,385,295, a decrease of 7% from $14,357,634 for the same period ended September 30, 2015. The decreases resulted from the net decreases in the expense categories described below.

Compensation and benefits

Consolidated compensation and benefits expense for the three months ended September 30, 2016 were $363,152, a slight increase from $362,537 for the same period ended September 30, 2015. Consolidated compensation and benefits expense for the nine months ended September 30, 2016 were $1,095,745 an increase of 12% from $980,067 for the same period ended September 30, 2015. The increase resulted from increased wages, health insurance premiums and 401k participation by the employees.

Compensation and benefits for the holding segment for the three months ended September 30, 2016 was a credit of $8,682 a decrease of 112% from an expense of $73,656 for the same period ended September 30, 2015. Compensation and benefits for the holding segment for the nine months ended September 30, 2016 was an expense of $68,955, a decrease of 25% from $92,400 for the same period ended September 30, 2015. The decreases are due to decreases in paid wages connected to personnel associated with the holding segment.

Compensation and benefits for the broker dealer segment for the three months ended September 30, 2016 was $353,702, a 27% increase from $278,169 for the same period ended September 30, 2015. Compensation and benefits for the broker dealer segment for the nine months ended September 30, 2016 was $975,723, a 15% decrease from $849,764 for the same period ended September 30, 2015. The increases were due to decreases in wages, insurance premiums and 401k participation by the employees.

Compensation and benefits for the natural resource segment for the three months ended September 30, 2016 was $18,132, an increase of 69% from $10,713 for the same period ended September 30, 2015. Compensation and benefits for the natural resources segment for the nine months ended September 30, 2016 was $51,067, an increase of 35% from $37,903 for the same period ended September 30, 2015.

Commission expense

Commission expense for the three months ended September 30, 2016 was $3,978,901, an increase of 1% from $3,935,925 for the same period ended September 30, 2015. Commission expense for the nine months ended September 30, 2016 was $11,387,667, a decrease of 8% from $12,405,829 for the same period ended September 30, 2015. The increases and decreases are a result of the revenues received by the broker dealer segment. There is no commission expense attributable to the other segments.

General and administrative expense

Consolidated general and administrative expenses for the three months ended September 30, 2016 were $333,835, an increase of 78% from $187,160 for the same period ended September 30, 2015. Consolidated general and administrative expenses for the nine months ended September 30, 2016 were $851,940, a decrease of 9% from $932,593 for the same period ended September 30, 2015. The decrease and increase resulted from the net increases and decreases in the expense categories described below.

General and administrative expenses for the holding segment for the three months ended September 30, 2016 were $135,964, a 209% increase from $44,066 for the same period ended September 30, 2015. General and administrative expenses for the nine months ended September 30, 2015 were $242,920, an increase of 62% from $150,326 for the same period ended September 30, 2015. The increases were from an increase in accounting expenses and legal expenses.

General and administrative expenses for the broker dealer segment for the three months ended September 30, 2016 were $173,788, an increase of 26% from $137,361 for the same period ended September 30, 2015. General and administrative expenses for the nine months ended September 30, 2016 were $553,784, a decrease of 28% from $763,434 for the same period ended September 30, 2015. The increases for the three months ended September 30, 2016 were from increases in legal fees and recruiting expenses. The decreases for the nine months ended September 30, 2016 were from a reduction in legal fees and settlements and accounting expenses.

General and administrative expenses for the natural resources segment for the three month periods ended September 30, 2016 were $24,083 an increase of 320% from $5,732 for the same period ended September 30, 2015. General and administrative expenses for the nine month periods ended September 30, 2016 were $55,235 an increase of 194% from $18,802 for the same period ended September 30, 2015. The increases were due to the operating expenses tied to the leases purchased by the natural resources segment.

Depreciation

Consolidated depreciation expense for the three months ended September 30, 2016 was $12,356, an increase of 5% from $11,761 for the same period ended September 30, 2015. Consolidated depreciation expense for the nine months ended September 30, 2016 was $36,200, an increase of 10% from $32,946 for the same period ended September 30, 2015.

Depreciation expense for the holding segment for the three months ended September 30, 2016 was $996, an increase of 50% from $662 for the same period ended September 30, 2015. Depreciation expense for the holding segment for the nine months ended September 30, 2016 was $2,218, a decrease of 14% from $2,567 for the same period ended September 30, 2015.

Depreciation expense for the broker dealer segment for the three months ended September 30, 2016 was $11,192, a decrease of 81% from $11,320 for the same period ended September 30, 2015. Depreciation expense for the broker dealer segment for the nine months ended September 30, 2016 was $33,533, an increase of 11% from $30,299 for the same period ended September 30, 2015. The increases in depreciation expenses were due to additional fixed assets purchased during 2016.

Depreciation expense for the natural resource segment during the quarter ended September 30, 2016 is immaterial. There was no depreciation expense for the natural resources segment for the quarter ended September 30, 2015.

Depletion Expense

Depletion expense for the natural resources segment for the three months ended September 30, 2016 was $3,301 a 47% decrease from $6,199 from the same period ended September 30, 2015. Depletion expense for the nine months ended September 30, 2016 was $13,743 an increase of 122% from $6,199 from the same period ended September 30, 2015. There is no depletion expense attributable to the other segments. Depletion is determined by deducting units (barrels of oil) extracted on the unit of production method based on the estimated gross proved reserves as determined by independent petroleum engineers. The percentage of units extracted to the total estimated proven reserves is multiplied by the producing property cost to determine depletion.

Interest expense

Interest expense for the three months ended September 30, 2016 was zero, a decrease of 100% from $195 for the same period ended September 30, 2015. Interest expense for the nine months ended September 30, 2016 was $1,794, a decrease of 51% from $3,646 for the same period ended September 30, 2015. The decrease is due to the interest payments made on the line of credit issued to the holding division. There is no material interest expense attributable to the other segments.

Liquidity and capital resources

Net cash provided by operating activities was $233,089 for the nine months ended September 30, 2016, as compared to net cash provided by operating activities of $389,307 during the nine months ended September 30, 2015. The primary difference corresponds to the timing of payment/reimbursement on the E&O insurance, commissions payable and income taxes.

Net cash provided by investing activities was $477,561 for the nine months ended September 30, 2016, as compared to net cash used in investing activities of $208,067 for the nine months ended September 30, 2015. The primary difference corresponds with the launch of the new subsidiary, Capital Natural Resources, Inc., and the asset investments within that subsidiary.

Net cash used in financing activities was $50,000 for the nine months ended September 30, 2016, as compared to net cash used in financing activities of $200,000 for the nine months ended September 30, 2015. The primary difference corresponds with the payments made on the line of credit and short term borrowings.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

Item 4.    Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2016	-	-	-	$597,754
August 2016	-	-	-	$597,754
September 2016	-	-	-	$597,754
Total	-	-	-	$597,754

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date: November 10, 2016	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)
Date: November 10, 2016	By /s/ Elizabeth Colby
Elizabeth A. Colby
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)