Form 10-Q/A
period 2016-09-30
Capital Financial Holdings, Inc
filed 2016-11-14
CIK 944696

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Capital Financial Holdings, Inc. quarterly report of Form 10–Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 10, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

22

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: November 14, 2016	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)
Date: November 14, 2016	By /s/ Elizabeth Colby
Elizabeth A. Colby
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)

23