Form 10-K
period 2016-12-31
Capital Financial Holdings, Inc
filed 2017-03-30
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of  _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 13, 2017 was $788,261, based on the last reported sale price. For purposes of this calculation, the Registrant has assumed that its board of directors, executive officers and holders of greater than five percent of the Registrant’s shares are affiliates.

On March 15, 2017, there were 1,241 shares of the issuer’s common equity outstanding.

References in this Annual Report on Form 10-K to the “Company”, “CFH”, “we”, “us”, “its” or “our” includes the subsidiary, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 11, 2017, are incorporated by reference in certain sections of Part III.

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

The Company organizes its business units into three reportable segments: Broker-Dealer Services, Holding Company and Natural Resource. The Broker-Dealer Services segment distributes securities and insurance products to retail investors through a network of registered representatives. The Natural Resource segment sought opportunities in petroleum and natural gas exploration and production, however in the fourth quarter of 2016 the Company determined to dispose of its natural resource assets in order to concentrate on its core business of Broker-Dealer Services.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of December 31, 2016, the Company had 21 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

BUSINESS DEVELOPMENT

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 50 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. On March 7, 2007, the Company issued 50 options to purchase shares of the Company to UHFS. As a result of this issuance of shares, $175,000 was recorded by the Company as goodwill relating to the purchase of the assets. As of December 31, 2015, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge that was recorded for the periods ended December 31, 2010, March 31, 2012, and December 31, 2015, the total goodwill recorded relating to this acquisition was zero.

On June 9, 2014, the Company launched a wholly owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. sought opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. In the fourth quarter of 2016 the Company determined to dispose of its natural resource assets in order to concentrate on its core business of Broker-Dealer Services to enable a more efficient use of its personnel and financial resources. As of December 31, 2016 the segment met the definition of discontinued operations.

THE COMPANY’S SUBSIDIARIES

The Company organizes its business units into three reportable segments: Broker-Dealer Services, Natural Resources and Holding Company. The Broker-Dealer Services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The Natural Resources segment sought opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land through its wholly-owned subsidiary, Capital Natural Resources, Inc. (“CNR”), a Colorado corporation. The Holding Company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

Capital Financial Services, Inc.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 165 investment representatives and investment advisors.

Capital Natural Resources, Inc.

On June 9, 2014, the Company launched a wholly-owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. sought opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. In the fourth quarter of 2016 the Company determined to dispose of its natural resource segment in order to concentrate on its core business of Broker-Dealer Services to enable a more efficient use of its personnel and financial resources. As of December 31, 2016 the segment met the definition of discontinued operations.

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

The Company operates under the provision of Paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and, accordingly, is exempt from the remaining provisions of that rule. To the best of its knowledge the Company met the identified exemption provisions from January 1, 2016 to December 31, 2016 without exception.

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

RECENT DEVELOPMENTS

In the fourth quarter of 2016 the Company determined to dispose of its natural resource segment in order to concentrate on its core business of Broker-Dealer Services to enable a more efficient use of its personnel and financial resources. As of December 31, 2016 the segment met the definition of discontinued operations.The sale was completed on March 3, 2017 for cash of $66,200. Impairment on its oil and gas properties was recorded based upon the actual value of the assets as determined by sale of the assets in open unreserved auction through an independent nationally recognized oil and gas property auction facility as of December 31, 2016.

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

On November 16, 2016 the Company purchased commercial office space located at 1801 Burdick Expressway West, Minot, North Dakota. This location offers 10,720 square feet of office space. The Company is currently completing construction on this property and anticipates moving in to the new office space in June of 2017.

Item 3. Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2016, the Company is a defendant in two on-going suits or arbitrations as discussed above. In the first quarter of 2017, the Company received notice of two new arbitration claims, both in the ordinary course of the business of the Company as discussed above. The Company expects to vigorously defend these cases. On December 21, 2016, the Company made a settlement payment in the amount of $200,000 for a case that was on-going in 2016. As of December 31, 2016, without admission of liability, the Company has recorded $63,000 for a potential settlement, pending the determination of liability, if any. The $63,000 is included in accrued liabilities as of December 31, 2016. The Company will continue to defend the case. The Company estimates that the $63,000 accruedis the maximum possible range of loss that may result from the outcome of this case.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”). A finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact; negligent misrepresentation; equitable indemnity and declaratory relief. On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman. The parties acknowledged that as between the Company and Mr. Carlson, one hundred percent (100%) of the settlement proceeds paid to them was for the alleged damage or harm to goodwill (and loss of goodwill). The settlement proceeds were received on December 4, 2014 and charged against goodwill carried on the consolidated financial statements of the Company. In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier - Arch Specialty Insurance Company (“Arch”) - in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. The actions were for declaratory relief in connection with a dispute over whether Arch was entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman. On approximately September 14, 2016 the Company and Arch agreed to settle the matter, on October 14, 2016 a Stipulation and Order for Dismissal was filed with the Court and on October 24, 2016 the Court entered an order dismissing the case, including all claims, counterclaims and third party claims with prejudice with no costs assessed to any party.

Item 4. Mine Safety Disclosure

Not applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about the Company’s Common Stock

The Company’s Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company’s common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share forward split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On June 19, 2013, the shareholders of the Company approved a 1:10,000 reverse stock split, which took effect on August 14, 2013. On December 31, 2016, the closing price of the Company’s Common Shares on the OTC Bulletin Board was $1,405 per share. At March 2, 2017, there were approximately 300 shareholders of record.

The following table sets forth the high and low closing prices for the Company’s common stock. The quotations reflect post-reverse stock split, inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2016		2015
	Fiscal Year		Fiscal Year
Quarter	High	Low	High	Low

First Quarter	2,500	855	1,250	1,250
Second Quarter	2,350	1,600	2,350	1,250
Third Quarter	2,000	1,600	2,350	1,600
Fourth Quarter	2,000	1,400	2,350	1,800

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None

Smaller Reporting Company Repurchases of Equity Securities:

In November of 1997, the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of its outstanding common stock from time to time in the open market. As of December 31, 2016 the approximate dollar value of shares that may yet be purchased under the plans or programs was $597,754.

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

	2016	2015	2014	Variance 2016 to 2015	Variance 2015 to 2014
OPERATING REVENUES
Fee income	$1,227,001	$1,154,082	$1,095,610	6%	5%
Commission income	15,946,037	17,746,896	19,559,484	(10)%	(9)%
Other income	50,329	103,862	155,694	(52)%	(33)%
Other fee income	335,122	269,325	436,070	24%	(38)%
Total revenue	$17,558,489	$19,274,165	$21,246,858	(9)%	(9)%

OPERATING EXPENSES
Compensation and benefits	$1,490,033	$1,310,099	$1,873,558	14%	(30)%
Commission expense	14,987,254	16,610,792	18,214,481	(10)%	(9)%
Goodwill impairment expense	-	-	2,132,026	0%	(100)%
General and administrative expenses	1,352,032	1,100,417	1,127,582	23%	(2)%
Depreciation	47,796	43,752	32,708	9%	34%
Total operating expenses	$17,877,115	$19,065,060	$23,380,355	(6)%	(18)%

OPERATING INCOME (LOSS)	$(318,626)	$209,105	$(2,133,497)	(252)%	(110)%

OTHER INCOME/ EXPENSES
Interest expense	$(2,814)	$(3,646)	$(14,125)	(23)%	(74)%
Settlement proceeds	-	-	835,873	0%	(100)%
Total other income/ expenses	(2,814)	(3,646)	$821,748	(23)%	(100)%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX	$(321,440)	$205,459	$(1,311,749)	(256)%	(116)%

INCOME TAX BENEFIT (EXPENSE)	$61,542	$(191,141)	$(227,900)	(132)%	(16)%
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(259,898)	$14,318	$(1,539,649)	(1,915)%	(101)%

DISCONTINUED OPERATIONS	$(157,863)	$32,310	$(2,535)	(589)%	(1,375)%

NET INCOME (LOSS)	$(417,761)	$46,628	$(1,542,184)	(996)%	(103)%
Net income (loss) per common share, basic and diluted:
Continuing	(209)	12	(1,241)
Discontinued	(127)	26	(2)

Weighted average common shares outstanding:
Basic and diluted	1,241	1,241	1,241

Year Ended December 31, 2016, compared with Year Ended December 31, 2015:

Operating Revenues—Total continuing operating revenues for 2016 were $17,558,489 a 9% decrease from $19,274,165 in 2015. The decrease resulted from the net decreases in the income categories described in the paragraphs below. There are no material operating revenues from the Holding Company.

Fee Income—Fee income for 2016 was $1,227,001, a 6% increase from $1,154,082 in 2015. The increase was due to an increase in fees received by the Broker-Dealer Services segment as a result of an increase in assets under management in the Broker-Dealer Services segment’s registered investment advisor. Assets under management as of period ended December 31, 2016 were approximately $174,006,074 compared to approximately $141,962,379 during the same period ended 2015.

The Company earns investment advisory fees in connection with the Broker-Dealer Services segment’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as a commission expense and retains the balance. These fees constituted 7% of the Company’s consolidated revenues in 2016 compared to 6% in 2015.

Commission Income—Commission income includes all concessions received. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2016 was $15,946,037, a 10% decrease from $17,746,896 in 2015. Market conditions fluctuated between 2016 and 2015 accounting for the decrease in commission income. Future market conditions and fluctuations within the makeup of the Company’s representatives will continue to impact commission levels. Commission revenues constituted 90% of the Company’s consolidated revenues in 2016 and 92% in 2015.

Other Fee Income—Other fee income for 2016 was $335,122 a 24% increase from $269,325 in 2015. The increase was due primarily to a increase in marketing from sales on alternative investments. Other fee income constituted 2% of the Company’s consolidated revenues in 2016 compared to 1% in 2015.

Other Income—Other income for 2016 was $50,329 a 52% decrease from $103,862 in 2015. The decrease was due primarily to a decrease in income received from fees charged related to the Broker-Dealer Services segment. Other income constituted less than 1% of the Company’s consolidated revenues in 2016 and 1% 2015.

Oil Lease Income—Oil lease income includes the revenue received from operating oil leases within discontinued operations. There is no oil lease income related to any of the other segments. Oil lease income for 2016 was $64,785, a 35% increase from $47,965 the same period ended 2015. Oil lease income is discontinued operations and is reported in discontinued operations on the income statement.

Gross Margin – The Company’s gross margin for the year ended December 31, 2016 was 15% and 14% in 2015 The gross margin consists of continuing operating revenues and commission expense.

Operating Expenses—Total continuing operating expenses for 2016 were $17,866,077 a 6% decrease from $19,051,850 in 2015. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and Benefits— Consolidated compensation and benefits expense for 2016 was $1,490,033, a 14% increase from $1,310,099 in 2015. The increase resulted primarily from an increase in the number of employees and increased employee wages, 401k matching and health insurance. Salaries and wages were $1,308,290 during the period ended December 31, 2016 compared to $1,165,081 during the same period ended in 2015. Insurance premiums were $140,780 during the period ended December 31, 2016 compared to $127,742 during the same period ended in 2015. Compensation and benefits by segment is as follows:

	2016	2015	Variance
Holding Company segment	213,497	143,255	49%
Broker-Dealer Services segment	1,276,536	1,166,844	9%
Discontinued operations	55,097	40,187	37%

Commission Expense—Commission expense for 2016 was $14,987,254, a 10% decrease from $16,610,792 in 2015. The decrease in commissions corresponds with the decrease in concessions received within the broker dealer segment. There was no commission expense for the other segments.

Impairment Expense – There was an impairment expense of $190,094 recorded in 2016 related to assets held for sale in discontinued operations. There was no impairment expense for the other segments in 2016 or 2015.

General and Administrative Expenses—Consolidated general and administrative expenses for 2016 were $1,352,032, a 23% increase from $1,100,417 in 2015. The increase resulted from a net increases and decreases in the Company’s subsidiaries. General and administrative expenses for the Holding Company segment for 2016 were $375,580, an increase of 87% from $200,400 in 2015. The increase is due to an increase in accounting services, expenses tied to the building purchase and legal and settlement expenses. General and administrative expenses for the Broker-Dealer Services segment for 2016 were $976,452, an increase of 8% from $900,017 in 2015. The increase resulted from an increase in settlements paid, due diligence expenses and licensing fees. General and administrative expenses for discontinued operations were $82,345 for 2016, a 134% increase from $35,130 in 2015. The increase is due to the operating expenses tied to the oil leases within the discontinued operations.

Depreciation—Consolidated depreciation for 2016 was $47,796, a 9% increase from $43,752 in 2015. Depreciation for the Holding Company segment for 2016 was $3,238, a 4% increase from $3,100 in 2015. Depreciation for the Broker-Dealer Services segment for 2016 was $44,558, a 10% increase from $40,652 in 2015. The depreciation expense in 2016 for discontinued operations was immaterial and is carried in discontinued operations on the income statement.

Interest Expense—Interest expense was $2,814 for 2016, a 23% decrease from $3,646 in 2015. The difference is due to interest payments made within the Holding Company segment. There was no material interest expense in the other segments for 2016 or 2015.

Interest Income – Consolidated interest income was $16,206 for 2016, an 80% decrease from $82,795 in 2015. Interest income is related to discontinued operations and is reported discontinued operations on the income statement. There is no material interest income in the other segments for 2016 or 2015.

Depletion—Depletion expense was $18,887 for 2016, an 80% increase from $10,467 in 2015. The depletion expense is attributed to discontinued operations and is carried in discontinued operations on the income statement. There is no depletion expense attributed to the Holding Company segment or the Broker-Dealer segment.

Year Ended December 31, 2015, compared with Year Ended December 31, 2014:

Operating Revenues—Total continuing operating revenues for 2015 were $19,274,165 a 9% decrease from $21,246,858 in 2014. The decrease resulted from the net decreases in the income categories described in the paragraphs below. There are no material operating revenues from the Holding Company.

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

Other Income—Other income for 2015 was $103,862 a 33% decrease from $155,694 in 2014. The decrease was due primarily to a decrease in income received from fees charged related to the Broker-Dealer Services segment. Other income constituted approximately 1% of the Company’s consolidated revenues in 2015 and 2014.

Oil Lease Income—Oil lease income includes the revenue received from operating oil leases within discontinued operations. There is no oil lease income related to any of the other segments. Oil lease income for 2015 was $47,965, a 100% increase from the same period ended 2014. Oil lease income constituted less than 1% of the Company’s consolidated revenues in 2015.

Gross Margin – The Company’s gross margin for the year ended December 31, 2015 and 2014 was 14%.The gross margin consists of continuing operating revenues and commission expense.

Operating Expenses—Total continuing operating expenses for 2015 were $19,051,850 an 19% decrease from $23,380,355 in 2014. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and Benefits— Consolidated compensation and benefits expense for 2015 was $1,310,099, a 30% decrease from $1,873,558 in 2014. The decrease resulted primarily from the settlement proceeds that ran through payroll (See Note 15 – Related Party Transactions) and bonuses paid to employees during 2014. Salaries and wages were $1,165,081 during the period ended December 31, 2015 compared to $1,341,499 during the same period ended in 2014. Insurance premiums were $127,742 during the period ended December 31, 2015 compared to $122,642 during the same period ended in 2014. Compensation and benefits by segment is as follows:

	2015	2014	Variance
Holding Company segment	143,255	556,667	(74)%
Broker-Dealer Services segment	1,166,844	1,316,891	(11)%
Discontinued operations	40,187	32,273	25%

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

In the fourth quarter of 2014, due to a reduction in the estimated fair market value of the Broker-Dealer Services segment (the Company’s only reporting unit) the Company determined it was necessary to perform an interim goodwill impairment test. In step one of the impairment test it was determined that the fair value of the reporting unit had decreased below its carrying value. The Company then proceeded to step two of its impairment testing and compared the carrying value of goodwill to its implied fair value and determined that an impairment charge of $2,132,026 (See Note 15 – Goodwill) was necessary to reduce the carrying value of goodwill to its implied fair value of zero.

General and Administrative Expenses—Consolidated general and administrative expenses for 2015 were $1,100,417, a 2% decrease from $1,127,582 in 2014. The decrease resulted from a net increases and decreases in the Company’s subsidiaries. General and administrative expenses for the Holding Company segment for 2015 were $200,400, a decrease of 16% from $239,140 in 2014. The decrease is due to a decrease in accounting services, insurance expenses and legal expenses. General and administrative expenses for the Broker-Dealer Services segment for 2015 were $900,017, an increase of 1% from $889,442 in 2014. The increase resulted from an increase in legal fees, due diligence expenses and accounting and audit fees. General and administrative expenses for discontinued operations were $35,130 for 2015, a 2,539% increase from $1,331 in 2014. The increase is due to the operating expenses tied to the oil leases within the discontinued operations.

Depreciation—Consolidated depreciation for 2015 was $43,752, a 34% increase from $32,708 in 2014. The primary difference corresponds with the purchase of computer equipment and software for the Company. Depreciation for the Holding Company segment for 2015 was $3,100, a 15% decrease from $3,634 in 2014. Depreciation for the Broker-Dealer Services segment for 2015 was $40,652, a 40% increase from $29,074 in 2014. The depreciation expense in 2015 for the discontinued operations in 2015 and 2014 was immaterial and is carried in discontinued operations on the income statement.

Interest Expense—Interest expense was $3,646 for 2015, a 74% decrease from $14,125 in 2014. The decrease was due to a full year’s worth of interest payments made in 2014 compared to only a couple of months with interest payments in 2015 within the Holding Company segment. There was no material interest expense in the other segments for 2015 or 2014.

Interest Income – Consolidated interest income was $82,795 for 2015, a 167% increase from $30,900 2014. The primary reason for the increase was due to the interest income received to discontinued operations from the Baron Notes Receivable in 2015 (See Note 20 – Baron Notes Receivable). Interest income for discontinued operations for 2015 was $82,642 compared to $29,435 in 2014. Interest income received to the Holding Company for 2015 and 2014 is immaterial.

Depletion—Depletion expense was $10,467 for 2015, a 100% increase from 2014. The depletion expense is attributed to discontinued operations. There is no depletion expense attributed to the Holding Company segment or the Broker-Dealer segment.

FINANCIAL CONDITION

On December 31, 2016, the Company’s assets aggregated $4,954,985, an increase of 9% from $4,550,667 in 2015, due to an increase in fixed assets. On December 31, 2016, the Company’s working capital was $584,196, a decrease of 42% from $1,004,009 in 2015. The decrease was due to a decrease in accounts receivable, prepaids and cash and cash equivalents, offset by an increase in liabilities. Stockholder’s equity was $2,125,545 on December 31, 2016, compared to $2,543,306 on December 31, 2015.

On December 31, 2015, the Company’s assets aggregated $4,550,667, a decrease of 10% from $5,047,341 in 2014, due to a decrease in cash and cash equivalents, accounts receivable and income tax receivable. The main reason tied to the decrease of Company’s aggregated assets is the overpayment of taxes that was made in 2014. On December 31, 2015, the Company’s working capital was $1,004,009, a decrease of 9% from $1,104,533 in 2014. The increase was due to an increase in accounts receivable and income taxes receivable, offset by a decrease in settlements payable and other current liabilities. Stockholder’s equity was $2,543,306 on December 31, 2015, compared to $2,558,728 on December 31, 2014.

Cash used for operating activities was $22,311 for the year ended December 31, 2016, as compared to net cash provided by operating activities of $230,268 for the year ended December 31, 2015 and net cash provided by operating activities of $349,239 for the year ended December 31, 2014. Cash provided by operating activities during year ended December 31, 2016, consists of net amounts of an increase in commissions payable related to the broker dealer segment, accounts payable related to an increase in conference expenses within the broker dealer segment and an increase legal expenses related to the holding segment and broker dealer segment, a reduction in income taxes payable, an increase in accounts receivable related to the broker dealer segment and impaired assets held for sale related to discontinued operations.

Net cash used for investing activities was $506,404 for the year ended December 31, 2016, as compared to net cash used for investing activities of $313,115 for the year ended December 31, 2015 and net cash used for investing activities of $596,266 for the year ended December 31, 2014. During the year ended December 31, 2016, the net cash used for investing activities was from the purchase of the new commercial office space and the reduction of the Baron notes receivable. During the year ended December 31, 2015, the cash used for investing activities was from the additions to discontinued operations including the Kifer Lease, Shaffer leases and mineral, water rights and surface interests in Hudspeth County, Texas. During the year ended December 31, 2014, the cash used for investing activities was from the Baron notes receivable.

Net cash provided by financing activities was $425,000 for the year ended December 31, 2016, as compared to net cash used for financing activities of $212,050 for the year ended December 31, 2015, and net cash used for financing activities of $84,773 for the year ended December 31, 2014. Cash provided by financing activities during the year ended December 31, 2016, consists of net amounts of payments on short term borrowings and proceeds from long term borrowing attributed to the purchase of commercial office space. Cash used for financing activities during the year ended December 31, 2015, consists of net amounts of payments on short term borrowings, proceeds from short term borrowing and shareholder distributions. Cash used for financing activities during year ended December 31, 2014, consists of net payments on short term borrowings, settlements payable in the amount of $22,000 and shareholder distributions in the amount of $62,050.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2016, the Company’s working capital was $584,196 compared to $1,004,009 in 2015. On December 31, 2016, the Company held $934,711 in cash and cash equivalents, as compared to $1,038,426 on December 31, 2015. Liquid assets, which consist of cash and cash equivalents, totaled $934,711 at December 31, 2016, as compared to $1,038,426 on December 31, 2015, and $1,333,323 on December 31, 2014. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to acquire additional financial services firms, broker recruitment, and repurchase shares of the Company’s common stock, and service debt. Management also expects to realize increases in consultant expenses as well as increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters and additional costs related to acquisition of remodeling the Company’s new office space.

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

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed herewith or incorporated herein by reference as set forth below:

Exhibit No.	Description

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date: March 30, 2017	By:	/s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature & Title

Date: March 30, 2017	By:	/s/ John R. Carlson
John R. Carlson
President, Executive Officer & Director (Principal Executive Officer)

Date: March 30, 2017	By:	/s/ Elizabeth A. Colby
Elizabeth A. Colby
Chief Financial Officer, Corporate Secretary & Director
(Principal Financial & Accounting Officer)

Date: March 30, 2017	By:	/s/ Gordon Dihle
Gordon Dihle
Chairman

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

TABLE OF CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Capital Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Capital Financial Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Financial Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
March 30, 2017

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

ASSETS

	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$934,711	$1,038,426
Accounts receivable (net of allowance for doubtfulaccounts of $24,000 for 2016 and 2015)	1,932,933	1,766,030
Prepaids	61,709	107,690
Current assets of discontinued operations	6,375	46,317

Total current assets	$2,935,727	$2,958,463

PROPERTY AND EQUIPMENT
Land	98,409	-
Building	875,682	-
Furniture, fixtures and equipment	543,601	513,830
Less accumulated depreciation	(422,058)	(375,475)
Property and equipment of discontinued operations	72,616	273,574
Net property and equipment	$1,168,250	$411,929

OTHER ASSETS
Severance escrow	258,185	257,927
Deferred tax asset – non-current	417,542	241,576
Other assets (net of accumulated amortization	175,279	180,772
of $214,444 for 2016 and 2015)

Long-term assets of discontinued operations	$-	$500,000
Total other assets	$851,006	$1,180,275

TOTAL ASSETS	$4,954,985	$4,550,667

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2016	2015
CURRENT LIABILITIES
Accounts payable	$292,987	$150,981
Commissions payable	2,027,962	1,712,109
Income taxes payable	10,187	61,667
Other current liabilities	12,963	24,366
Current liabilities of discontinued operations	7,434	5,331

Total current liabilities	$2,351,533	$1,954,454

NON CURRENT LIABILITIES
Building mortgage	$475,000	$-
Non current liabilities of discontinued operations	2,907	52,907
Total noncurrent liabilities	477,907	52,907

TOTAL LIABILITIES	$2,829,440	$2,007,361

STOCKHOLDERS’ EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 shares issued and 0 outstanding	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241

Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,322,211)	(7,904,450)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$2,125,545	$2,543,306

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,954,985	$4,550,667

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
OPERATING REVENUES
Fee income	$1,227,001	$1,154,082	$1,095,610
Commission income	15,946,037	17,746,896	19,559,484
Other income	50,329	103,862	155,694
Other fee income	335,122	269,325	436,070
Total revenue	$17,558,489	$19,274,165	$21,246,858

OPERATING EXPENSES
Compensation and benefits	$1,490,033	$1,310,099	$1,873,558
Commission expense	14,987,254	16,610,792	18,214,481
Goodwill impairment expense	-	-	2,132,026
General and administrative expenses	1,352,032	1,100,417	1,127,582
Depreciation	47,796	43,752	32,708
Total operating expenses	$17,877,115	$19,065,060	$23,380,355

OPERATING INCOME (LOSS)	$(318,626)	$209,105	$(2,133,497)

OTHER INCOME/ EXPENSES
Interest expense	$(2,814)	$(3,646)	$(14,125)
Settlement proceeds	-	-	835,873
Total other income/ expenses	(2,814)	(3,646)	$821,748

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX	$(321,440)	$205,459	$(1,311,749)

INCOME TAX BENEFIT (EXPENSE)	$61,542	$(191,141)	$(227,900)
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(259,898)	$14,318	$(1,539,649)

DISCONTINUED OPERATIONS	$(157,863)	$32,310	$(2,535)

NET INCOME (LOSS)	$(417,761)	$46,628	$(1,542,184)
Net income (loss) per common share, basic and diluted:
Continuing	(209)	12	(1,241)
Discontinued	(127)	26	(2)

Weighted average common shares outstanding:
Basic and diluted	1,241	1,241	1,241

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Amounts			Shares
	2016	2015	2014	2016	2015	2014
Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000
Preferred stock issued	-	-	-	-	-	-
Balance, end of year	$1,525,000	$1,525,000	$1,525,000	3,050,000	3,050,000	3,050,000

Common stock and additional paid-in capital
Balance, beginning of year	$10,222,756	$10,222,756	$10,222,756	1,241	1,241	1,241
Balance, end of year	$10,222,756	$10,222,756	$10,222,756	1,241	1,241	1,241

Accumulated deficit
Balance, beginning of year	$(7,904,450)	$(7,889,028)	$(6,284,794)
Net income (loss)	(417,761)	46,628	(1,542,184)
Capital dividends	-	(62,050)	(62,050)
Balance, end of year	$(8,322,211)	$(7,904,450)	$(7,889,028)

Treasury stock and additional paid-in capital
Balance, beginning of year	$(1,300,000)	$(1,300,000)	$(1,300,000)
Purchase of preferred stock	-	-	-
Balance, end of year	$(1,300,000)	$(1,300,000)	$(1,300,000)

Total stockholders’ equity	$2,125,545	$2,543,306	$2,558,728

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(417,761)	$46,628	$(1,542,184)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and Amortization	48,412	43,952	32,708
Goodwill impairment expense	-	-	2,132,026
Impairment on discontinued operations	190,094	-	-
Depletion	18,887	10,467	-
Provision (benefit) for deferred income taxes	(175,966)	123,851	135,976
Effects on operating cash flows due to changes in:
Accounts receivable	(134,109)	175,080	(245,765)
Income taxes payable (receivable)	(51,480)	265,290	(203,623)
Prepaids	51,311	(38,917)	1,135
Severance escrow	(258)	(257)	(258)
Commissions payable	315,853	(191,772)	42,832
Accounts payable	144,109	(211,800)	27,868
Other liabilities	(11,403)	7,746	(31,476)

Net cash provided by (used for) operating activities	$(22,311)	$230,268	$349,239

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(22,313)	(35,143)	(96,266)
Purchase of building	(984,091)	-	-
Additions to other property holdings	-	(87,972)	-
Additions to O&G properties	-	(190,000)	-
Advances on Baron notes receivable	-	-	(500,000)
Payment received on notes receivable	500,000	-	-

Net cash used for investing activities	$(506,404)	$(313,115)	$(596,266)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid	$-	$(62,050)	(62,050)
Proceeds from long-term borrowing	475,000	50,000	-
Payments on short-term borrowing	(50,000)	(200,000)	(723)
Decrease in settlements payable	-	-	(22,000)

Net cash provided by (used for) financing activities	$425,000	$(212,050)	(84,773)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(103,715)	$(294,897)	(331,800)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,038,426	1,333,323	1,665,123
CASH AND CASH EQUIVALENTS AT END OF YEAR	$934,711	$1,038,426	1,333,323

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,814	$3,646	$14,125
Income taxes	$73,750	$30,280	$363,840

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Goodwill impairment expense	$-	$-	$2,132,026
Impairment on discontinued operations	$190,094	$-	$-

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

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

Broker-Dealer Services

The Company derives the majority of its operating revenues from Capital Financial Services, Inc. through investment advisory fees as well as commissions earned from sales of mutual funds, insurance products, and various other securities. CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over approximately 165 investment representatives and investment advisors.

The Company operates under the provision of Paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and, accordingly, is exempt from the remaining provisions of that rule. To the best of management’s knowledge and belief the Company met the identified exemption provisions from January 1, 2016 to December 31, 2016 without exception.

Natural Resources

On June 9, 2014 the Company launched a wholly-owned subsidiary, Capital Natural Resources, Inc. Capital Natural Resources, Inc. seeks opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. In the fourth quarter of 2016 the Company determined to dispose of its natural resource assets in order to concentrate on its core business of Broker-Dealer Services to enable a more efficient use of its personnel and financial resources. As of December 31, 2016 the segment met the definition of discontinued operations.

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

During the year ended December 31, 2016, CNR held leasehold interests on acreage located in Gonzalas and Taylor County, Texas, Lincoln County, Colorado and Divide and Williams County, North Dakota. Proceeds from property sales will generally be credited to the full cost pool with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. In the first quarter of 2017 these assets were sold for $66,200.

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the year ended December 31, 2016, depletion expense was $18,887.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  During the year ended December 31, 2016 the Company held non-producing and unproved properties in Lincoln County, Colorado and Divide and Williams County, North Dakota. In the first quarter of 2017 these assets were disposed of in transfers deemed effective as of December 31, 2016 by assignment documents in accordance with established practice in the oil and gas industry.

At the end of each reporting period, the Company performs a “ceiling test” on the value of the net capitalized cost of oil and gas properties. This test compares the net capitalized cost (capitalized cost of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred income taxes) to the present value of estimated future net revenues from oil and gas properties using an average price (arithmetic average of the beginning of month prices for the prior 12 months) and current cost discounted at 10% plus cost of properties not being amortized and the lower of cost is greater than the ceiling, a write-down or impairment is required. A write-down of the carrying value of the asset is a non-cash charge that reduces earnings in the current period. Once incurred, a write-down may not be reversed in a later period. The Company recorded on impairment of $190,094 on its oil and gas properties as of December 31, 2016, based on the sales price received for the assets at auction.

The impairment on its oil and gas properties was recorded based upon the actual value of the assets as determined by sale price of the assets in open unreserved auction through an independent nationally recognized oil and gas property auction facility. As of December 31, 2016 the segment met the definition of discontinued operations.

Oil and Gas Revenue

The Company recognizes oil and gas revenue for only its ownership percentage of total production under the entitlement method. There was no imbalance as of December 31, 2016.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As of December 31, 2016, asset retirement obligations were $2,907 and for the year ended December 31, 2016 accretion expense was not significant.

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

Clearing Deposits—The Company has “Deposit Accounts” with each of its Clearing Firms, as set forth in each of the Clearing Agreements. Upon termination or expiration of these agreements, the Clearing Firms would deliver the balance of these accounts to the Company. As of December 31, 2016 the balance in the Company’s Dain account and Pershing account was $35,000 and $100,000 respectively.

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

Baron notes receivable – The Company monitors the credit qualify and associated risks of notes receivable on an individual basis based on criteria such as financial stability of the party and collection experience in conjunction with general economic market conditions. As of December 31, 2016, the Company no longer has a receivable for Baron notes.

Goodwill—The Company accounts for goodwill under the FASB accounting and reporting standards for goodwill and other intangible assets, which requires that goodwill and indefinite-lived other intangible assets deemed to have an indefinite useful life be assessed annually for impairment using fair value measurement techniques. As of December 31, 2016, the Company no longer has a value for goodwill.

Property and equipment—Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives of 5-7 years.

Other assets—Other assets include clearing deposits and other miscellaneous assets.

Advertising—Costs of advertising and promotion are expensed as incurred. There were no advertising and promotion costs in 2016 or 2015.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 1,241 in 2014, 2015 and 2016. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, written put options, and preferred shares.

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

Reclassification—Certain amounts from 2015 and 2014 have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on the Company’s net income/(loss).

Concentration of Credit Risk - The Company has a concentration of credit risk for cash deposits at various financial institutions. These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts.

Recent Accounting Developments—

ASU 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires that in connection with preparing financial statements for each annual and interim reporting period, an entitiy’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15.

ASU 2016-02 – Leases (Topic 842): - The amendments in this update supersede nearly all existing lease guidance under GAAP. The amendment requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases. Qualitative and quantitative disclosures are required. This update is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02.

ASU 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients – The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of update 2014-09 by one year. ASU 2014-09 is effective in the Company’s first quarter of fiscal 2018. The Company is currently assessing the potential impact of update, which is not expected to be material.

ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments –This amendment becomes effective for public companies for fiscal years beginning after December 15, 2017. The pronouncement would impact the presentation of certain items on the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and/or corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Should the Company have any of the aforementioned items, they would be presented on the statement of cash flows in accordance to ASU 2016-15. Early adoption is permitted, but the entity must adopt all of the amendments in the same period. The Company is currently assessing the requirements of this guidance, but doesn’t foresee a reporting impact on the Company.

ASU 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control - The amendments in this Update do not change the characteristics of a primary beneficiary in current generally accepted accounting principles (GAAP). Therefore, a primary beneficiary of a VIE has both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this Update require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has determined that there is no impact.

ASU 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) - The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the requirements of this guidance and has not yet determined the potential impact.

ASU 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business - Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the requirements of this guidance and has not yet determined the potential impact.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2016 and 2015 consist of cash and savings accounts of $934,711 and $1,038,426 respectively. At December 31, 2016 and 2015 the Company had severance escrow balances of $258,185 and $257,927 respectively. The Company’s severance escrow accounts are restricted cash held in third-party administered escrow accounts for the sole purpose of funding certain employee severance plans.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2016 and 2015, consists of the following:

	2016	2015
Office furniture and equipment	$543,601	$513,830
Land	98,409	-
Building	875,682	-
Accumulated depreciation and amortization	(422,058)	(375,475)
Property and equipment of discontinued operations	72,616	273,574
	$1,168,250	$411,929

Depreciation expense for continuing operations totaled $47,796, $43,752 and $32,708 in 2016, 2015 and 2014, respectively. The recently purchased building and fixtures acquired in the purchase are not currently listed as active assets and are not depreciating.

NOTE 4—BUSINESS VENTURES

On March 7, 2007, the Company acquired certain assets of United Heritage Financial Services, Inc. (UHFS), a wholly owned subsidiary of United Heritage Financial Group, Inc., of Meridian, Idaho. UHFS had approximately 120 independent registered representatives who became part of Capital Financial Services, Inc. (CFS), the retail brokerage division of the Company. Pursuant to the agreement, in exchange for the assets of UHFS set forth above, the Company agreed to issue 50 restricted CFH shares and pay a deferred cash earn out payment totaling a maximum of $900,000, to be paid in 21 quarterly installments. As of December 31, 2015, the Company had made twenty-one quarterly installment payments. There is no longer a liability relating to this acquisition. Due to the goodwill impairment charge of $101,994 that was recorded on December 31, 2010, a charge of $25,862 that was recorded on March 31, 2012 and a goodwill impairment charge of $2,132,026 on December 31, 2014 (See Note 15-Goodwill). As of December 31, 2016, there is no goodwill recorded relating to this acquisition.

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc., by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. for the amount of $100,000. Capital Natural Resources, Inc. will seek opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. In the fourth quarter of 2016 the Company determined to dispose of its natural resource assets.

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

On July 28, 2015, CNR acquired five year oil and gas leases located in Williams County, North Dakota and two tracts located in Divide County, North Dakota for a combined acquisition cost of $7,676, including lease bonus and prepaid annual rentals. The oil and gas leases were obtained from the State of North Dakota Department of Trust Lands. The leases grant the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 3/16 of oil and gas produced. The leases will expire August 3, 2020 unless held by production, meaning oil and gas is being produced from the properties.

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

On May 19, 2015, CNR acquired interests in coal rights located in Kanawha County, West Virginia with 1,483,451 recoverable tons for a purchase price of $1,275 paid in cash.

On June 11, 2015, CNR acquired mineral, water rights and surface interests in Hudspeth County, Texas for a purchase price of $83,350 paid in cash.

In the fourth quarter of 2016 the Company determined to dispose of its natural resource segment. In the first quarter of 2017 all of the natural resource assets described above were sold for $66,200.

NOTE 5 – DISCONTINUED OPERATIONS

On March 2 and 3, 2017 the Company sold the assets in its natural resource segment, Capital Natural Resources, Inc. The sale included all of the leases and coal, mineral, water and surface interests.

The summarized balance sheet for discontinued operations is presented below:

	2016	2015
Current Assets
Accounts receivable	$5,626	-
Current Long term receivable	-	38,420
Prepaids	749	7,897
Total current assets	$6,374	46,317

Property and Equipment
Oil and natural gas properties, Full Cost Method of Accounting	$61,829	194,602
Less accumulated depletion	(29,354)	(10,467)
Equipment	4,690	3,362
Less accumulated depreciation	(816)	(200)
Other property holdings	36,267	86,277
Net property and equipment	$72,616	273,574

Other Assets
Baron notes receivable	$-	500,000
Total other assets	$-	500,000

Total Assets	$78,990	819,891

Current liabilities
Accounts payable	$7,434	5,331
Total current liabilities	$7,434	5,331

Noncurrent liabilities
Asset retirement obligation	$2,907	2,907
Promissory note	-	50,000
Total noncurrent liabilities	$2,907	52,907

Stockholder’s Equity
Common Stock	$300,400	515,000
Accumulated deficit	(231,751)	246,653
Total stockholder’s equity	$68,649	761,653

Total liabilities and stockholder’s equity	$78,990	819,891

The results of operations of Capital Natural Resources, Inc. are included in the Company’s Consolidated Statements of Operations as discontinued operations.

The company recorded impairment on the assets held for sale as of December 31, 2016. The proceeds of the sale, after giving effect to any working capital adjustments, will be allocated among the holding company.

The summarized income from discontinued operations is presented below:

	2016	2015
Operating Revenues
Oil lease income	$64,785	47,965
Total operating revenue	$64,785	47,965

Operating Expenses
Compensation and benefits	$55,097	40,187
Impairment	190,094	-
Lease operating expense	73,256	29,096
General and administrative	9,088	6,034
Depletion	18,887	10,467
Depreciation	616	200
Total operating expenses	$347,038	85,984

Operating loss	$(282,253)	(38,019)

Other income (expenses)
Interest expense	$(847)	-
Interest income	16,206	82,642
Total other income (expenses)	$15,359	82,642

Income (Loss) of discontinued operations before income tax expense	$(266,894)	44,623

Income tax (expense) benefit	$109,031	(12,313)

Net income (loss)	$(157,863)	32,310

The Company did not reclassify its Statements of Cash Flows to reflect the various discontinued operations. Cash flows from 2016 are combined with the cash flows from continuing operations within each of the categories presented. Cash flows from discontinued operations are as follows:

Net cash provided by operating activities	$75,431
Net cash provided by investing activities	$498,672
Net cash used for financing activities	$590,583

NOTE 6—LINE OF CREDIT

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

On September 12, 2016, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.5% as of December 31, 2016. The loan matures with principal due on September 12, 2017. For the period ended December 31, 2016, the Company had no outstanding balance against this line of credit before renewal. As of December 31, 2016, the Company had zero outstanding and zero interest expense against its current line of credit. There are no financial covenants associated with the line of credit.

NOTE 7—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2016	2015	2014
Current income tax expense:
Federal	$-	$65,206	$69,367
State	10,238	23,728	20,923
Total current tax expense	$10,238	$88,934	$90,290
Deferred tax expense:
Federal	$(162,337)	$99,403	$121,404
State	(23,867)	15,117	14,572
Total deferred tax expense	$(186,204)	$114,520	$135,976

Total provision (benefit) for income tax
expense	$(175,966)	$203,454	$226,266

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

Deferred tax assets (liabilities) were comprised of the following:

	2016	2015	2014
Deferred tax asset:
Capital loss carry forward	$-	$-	$33,077
Valuation on capital loss carry forward	-	-	(33,077)
Net operating loss carryforward	135,209	-	-
Intangibles	32,111	-	-
Stock option compensation	211,523	293,908	357,386
Other assets	74,517	-	57,866

Total deferred tax assets	$453,360	$293,908	$415,252

Deferred tax liabilities:
Plant, property and equipment	$(35,818)	$(52,332)	$(49,825)
Total deferred tax liabilities	$(35,818)	$(52,332)	$(49,825)

Net deferred tax asset	$417,542	$241,576	$365,427
Net deferred tax asset - non-current	417,542	241,576	365,427
Net deferred tax asset	$417,542	$241,576	$365,427

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

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2016 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. The tax years 2013-2015 remain open to examination by taxing jurisdictions to which the Company is subject.

At December 31, 2016, the Company has approximately $398,000 in federal net operation loss carryforward which begins to expire in 2036.

A reconciliation of the difference between the expected federal tax rate computed at the U.S. statutory income tax rate of 35% and the Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014 is shown in the following table:

	2016	2015	2014
Expected federal tax rate	35%	35%	35%
State income taxes	(1)%	5%	5%
Effect of permanent differences	0%	0%	(64)%
Change in tax rate and other	(5)%	41%	8%

Effective tax rate	29%	81%	(17)%

The effect of permanent differences in the period ended December 31, 2015, was primarily due to the expiring stock option expense. The effect of permanent differences in the period ended December 31, 2014, was primarily due to the goodwill impairment that was offset by the settlement proceeds (See Note 21 – Litigation). Income tax payable for period ended December 31, 2016 was $10,187 compared to income tax payable of $61,667 during the same period in 2015.

NOTE 8—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 210 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 1 for 10,000 in 2013, 2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 0.2 warrants (adjusted for the 1 for 10,000 stock split in 2013 and the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 210 warrants as of December 31, 2016.

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

The Company has adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the twelve months ended December 31, 2016. As of December 31, 2016, 421 stock options totaling $1,103,600 had been cancelled.

In June of 2013, shareholders approved by a majority vote a 10,000 to 1 reverse stock split during the annual meeting of shareholders. The reverse stock split became effective on August 14, 2013.

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2014	539	$5,400	$2,800	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	203	-	-
Outstanding on December 31, 2014	336	$8,692	$4,435	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	129	-	-
Outstanding on December 31, 2015	207	$8,692	$4,435	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	39	-	-
Outstanding on December 31, 2016	168	$5,000	$3,844	$-

Exercisable options at the end of 2016 were 168 and 207 in 2015 and 539 in 2014. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2016:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $4,900	138	Perpetual	$4,200	138	$4,200
$5,000 to $9,900	27	1*	$5,200	27	$5,200
$10,000 to $15,000	3	Perpetual	$10,100	3	$10,100
$0 to $15,000	168	1*	$8,692	168	$8,692
* Excludes options with a perpetual life

NOTE 9—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $2,701, $1,021, and $2,815 for the years ended December 31, 2016, 2015, and 2014, respectively. The matching contributions paid by the Company were $52,608, $42,393 and $40,411 for the years ended December 31, 2016, 2015 and 2014, respectively. Effective January 1, 2016, the Company implemented a match of up to 6% of employee deferrals.

NOTE 10 – RULE 4110 (c)(1)

The Company operates under the provision of FINRA Rule 4410 (c)(1) and, accordingly, the member is restricted from withdrawing equity capital for a period of one year from the date such equity capital is contributed, unless otherwise permitted by FINRA in writing. Subject to the requirements of paragraph (c)(2) of this Rule, this paragraph shall not preclude a member from withdrawing profits earned. On December 28, 2016 the board of the holding company of Capital Financial Services, Inc. approved capital contribution in the amount of $65,000 to be transferred to the Company.

NOTE 11—NET CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiary Capital Financial Services, Inc. is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2016, this subsidiary had net capital of $400,209 compared to $496,496 during the same period ended in 2015; a minimum net capital requirement of $143,787 in 2016 compared to $126,993 during the same period ended in 2015; excess net capital of $256,422 in 2016 compared to $369,503 during the same period ended in 2015 and a ratio of aggregate indebtedness to net capital of 5.4 to 1in 2016 compared to a ratio of aggregate indebtedness to net capital of 3.8 to 1 during the same period ended in 2015.

The subsidiary claims exemption from Rule 15c3-3 under Section 15c3-3(k)(2)(ii), which states that all customer transactions are cleared through another broker-dealer on a fully disclosed basis. The subsidiary promptly transmits customer funds or securities to its clearing firm. Therefore, a schedule showing the Computation for Determination of Reserve Requirements under Rule 15c3-3 of the Securities and Exchange Commission and the Schedule of Information Relating to Possession or Control Requirements under Rule 15c3-3 of the Securities and Exchange Commission, are not required.

We, as members of management of Capital Financial Services, Inc., (the subsidiary) are responsible for complying with 17 C.F.R §240.17a-5, “Reports to be made by certain brokers and dealers” and complying with 17 C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”). To the best of our knowledge and belief we state the following:

(1)We identified the following provisions of 17 C.F.R §15c3-3(k) under which the subsidiary claimed an exemption from 17C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”) and (2) we met the identified exemption provisions from January 1, 2016 to December 31, 2016 without exception.

FINRA conducted an examination of this subsidiary in 2015. The subsidiary had items identified within the examination. This subsidiary is exempt from the reserve requirements of Rule 15c3-3(k) (2) (ii). Management of Capital Financial Services, Inc. is responsible for complying with 17 C.F.R §240.17a-5, “Reports to be made by certain brokers and dealers” and complying with 17 C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”). To the best of their knowledge and belief, management stated the following:

(1) We identified the following provisions of 17 C.F.R §15c3-3(k) under which the subsidiary claimed an exemption from 17C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”) and (2) we met the identified exemption provisions from January 1, 2015 to December 31, 2015 except as described below:

On approximately January 30, 2015, the firm failed to forward two clearing firm deposits, each a check made payable to RBC Correspondent Services, each check in the amount of $458.31, prior to noon of the following business day.

The subsidiary believes that both exceptions have been remediated prior to December 31, 2015. The subsidiary has responded to the FINRA examination to a level that it feels is adequate and has had no further correspondence to date from FINRA.

NOTE 12 – REGULATORY MATTERS

The broker dealer (“BD”) segment of Capital Financial Services, Inc. is subject to periodic examinations by its regulator, the Securities Exchange Commission (“SEC”). During 2016, the SEC conducted a routine examination of the CFS BD.  At the conclusion of its examination, the SEC issued an Examination Report with certain findings, asking the Company’s regulated entity to improve its anti-money laundering program, record additional information on the Company’s transaction blotters, and record transactions on the Company’s transaction blotters that are performed at other companies. On November 28, 2016 the broker dealer made its latest response to the routine examination report. The broker dealer is awaiting the closing letter from the SEC and continues to work with its legal counsel with respect to any potential remaining issues.

NOTE 13 – BUILDING PURCHASE

On November 16, 2016, the Company closed on the acquisition of a commercial office building and associated property (the “Office Building”) located at 1801 Burdick Expressway West, Minot, North Dakota from Evanmark Enterprises, LLC, an entity unrelated to the Company. The contract purchase price for the Office Building was $975,000, exclusive of closing costs of $9,091, with all built-in fixtures and other furniture, fixtures and equipment in the building remaining with the property. The Company paid $509,091 at closing toward the purchase price of the Office Building with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center (“American Bank”) in the principal amount of $675,000, $475,000 of which is being applied to the purchase price of the Office Building and $200,000 of which will be utilized for renovations to the building. The loan will carry a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. American Bank has a first priority mortgage on the Office Building.

NOTE 14—OPERATING LEASES

The Company has various leases for office equipment and office space that are set to expire over the next several years through 2018. The total rent expense for these leases was $94,224, $87,078 and $94,024 for December 31, 2016, 2015 and 2014 respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2016.

Years ending December 31,
2017	$97,181
2018	23,700
2019	1,200
2020	1,200
2021	1,200
Total minimum future rental payments	$124,481

NOTE 15—GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015, and 2014, are as follows:

Total
Balance as of January 1, 2014	$2,132,026
Impairment losses	(2,132,026)
Balance as of December 31, 2014	$-

Impairment losses	-
Balance as of December 31, 2015	$-

Impairment losses	-
Balance as of December 31, 2016	$-

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

NOTE 16—FAIR VALUE DISCLOSURES

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

The application of valuation techniques applied to similar assets and liabilities has been consistently applied. The following is a description of the valuation methodologies used for instruments measured at fair value:

Reconciliation of Level 3 Balances:

Balance January 1, 2014	$2,132,026
Impairment loss on goodwill	(2,132,026)
Balance January 1, 2015	$-
Impairment loss on goodwill	-
Balance December 31, 2015	$-
Impairment loss on goodwill	-
Balance December 31, 2016	$-

NOTE 17—EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	For the Year Ended December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$(259,898)
Less: preferred stock dividends	-
Income (Loss) available to common stockholders – Basic earnings per share	(259,898)	1,241	$(209)
Effect of dilutive securities:
Options and warrants	-	-
Income (Loss) available to common stockholders – Diluted earnings per share	$(259,898)	1,241	$(209)

	For the Year Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$14,318
Less: preferred stock dividends	-
Income(Loss) available to common stockholders – Basic earnings per share	14,318	1,241	$12
Effect of dilutive securities:
Options and warrants	-	-
Loss available to common stockholders – Diluted earnings per share	$14,318	1,241	$12

	For the Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income (Loss) from continuing operations	$(1,539,649)
Less: preferred stock dividends	-
Income(Loss) available to common stockholders – Basic earnings per share	(1,539,649)	1,241	$(1,241)
Effect of dilutive securities:
Options and warrants	-	-
Diluted earnings per share	$(1,539,649)	1,241	$(1,241)

Options and warrants to purchase 378 common shares at exercise prices between $3,500 and $14,300 were outstanding at December 31, 2016, but were not included in the computation of earnings per share for the year ended December 31, 2016.

NOTE 18—COMPREHENSIVE INCOME (LOSS)

There were no differences between net income (loss) and comprehensive income (loss).

NOTE 19—RELATED PARTY TRANSACTIONS

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, the President of the Company, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al. The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. The plaintiffs in the Signature lawsuit were broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. On September 23, 2014, the Plaintiffs, including the Company and John Carlson individually, entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman with no admission of liability or fault by any defendant. In conjunction with the Settlement Agreement described in Note 21 - Litigation, as compensation for Mr. Carlson’s efforts to the benefit of the Company, the Company agreed to pay $289,858 to John Carlson, which amount was applied as additional executive compensation to Mr. Carlson in the quarter ended December 31, 2014 and reported on the Consolidated Statements of Operations of Capital Financial Holdings, Inc. under Compensation and Benefits.

NOTE 20—BARON NOTES RECEIVABLE

On June 11, 2014, June 27, 2014, and July 22, 2014, Baron Energy, Inc., issued promissory notes receivable to Capital Natural Resources, Inc. (the “note holder”) in the amounts of $85,000, $40,000 and $375,000 respectively. The three notes carry an interest rate of 15% per annum, payable monthly, and mature on June 12, 2016, June 28, 2016 and July 23, 2016 respectively. The Chairman of the Company has acted, and continues to act, as counsel to the Company while his affiliated law firm has acted and continues to act as counsel to Baron Energy, Inc. Moreover, the Chairman also serves on the management team of the subsidiary that holds the Baron Energy Notes. This related party transaction was reviewed by the Company. At maturity, the notes are convertible at the option of the note holder into specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas. As additional compensation to the note holder, at the maturity of the notes, regardless of whether the note holder elects to convert the principal of the notes to non-operating minority working interests, the note holder will be assigned specified non-operating minority working interests in Baron Energy, Inc.’s oil and gas operations in Frio County, Texas. The note holder also has the option to receive additional working interests if it extends the maturity dates of the notes. Interest income earned on the notes was $82,642. On March 21, 2016, the Baron Notes were paid in full in the amount of $500,000 together with accrued interest.

NOTE 21—LITIGATION

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2016, the Company is a defendant in two on-going suits or arbitrations as discussed above. In the first quarter of 2017, the Company received notice of two new arbitration claims, both in the ordinary course of the business of the Company as discussed above. The Company expects to vigorously defend these cases. On December 21, 2016, the Company made a settlement payment in the amount of $200,000 for a case that was on-going in 2016. As of December 31, 2016, without admission of liability, the Company recorded $63,000 for a potential settlement, pending the determination of liability, if any. The $63,000 is included in accrued liabilities as of December 31, 2016. The Company will continue to defend the case. The Company estimates that the $63,000 accrued is the maximum possible range of loss that may result from the outcome of this case.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”), a finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact; negligent misrepresentation; equitable indemnity and declaratory relief. On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman. The parties acknowledged that as between the Company and Mr. Carlson, one hundred percent (100%) of the settlement proceeds paid to them was for the alleged damage or harm to goodwill (and loss of goodwill). The settlement proceeds were received on December 4, 2014 and charged against goodwill carried on the consolidated financial statements of Capital Financial Holdings, Inc., the parent of the Company. In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier - Arch Specialty Insurance Company (“Arch”) - in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. The actions were for declaratory relief in connection with a dispute over whether Arch was entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman. On approximately September 14, 2016 the Company and Arch agreed to settle the matter, on October 14, 2016 a Stipulation and Order for Dismissal was filed with the Court and on October 24, 2016 the Court entered an order dismissing the case, including all claims, counterclaims and third party claims with prejudice with no costs assessed to any party.

NOTE 22-OPERATING SEGMENTS

The Company organizes its business units into three reportable segments: Broker-Dealer Services, Natural Resources and Holding Company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The natural resources segment seeks opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land through its wholly-owned subsidiary, Capital Natural Resources, Inc. (“CNR”), a Colorado corporation. The holding company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

The historical results of Capital Natural Resources, Inc. have been reflected as discontinued operations.

As of, and for the year ended, December 31, 2016:

	Holding	Broker-Dealer
	Company	Services	Total
Revenues from external customers$	$-	$17,173,038	17,173,038
Other fee income	-	334,882	334,882
Other income	(3,462)	54,031	50,569
Interest expense	(2,814)	-	(2,814)
Depreciation	3,238	44,558	47,796
Income (loss) before income tax benefit (expense)	(587,553)	277,151	310,402
Income tax benefit (expense)	170,185	(108,643)	61,542
Net income (loss) of continued operations	(428,406)	168,508	(259,898)
Segment assets of continued operations	1,662,726	3,177,059	4,839,785

As of, and for the year ended, December 31, 2015:

	Holding	Broker-Dealer
	Company	Services	Total
Revenues from external customers$	$-	$18,900,978	$18,900,978
Other fee income	-	269,325	269,325
Other income	26,476	77,233	103,709
Interest expense	(3,578)	(68)	(3,646)
Depreciation	3,100	40,652	43,752
Income (loss) before income tax benefit (expense)	(310,494)	529,163	218,669
Income tax benefit (expense)	16,291	(207,432)	(191,141)
Net income (loss) of continued operations	(307,413)	321,731	14,318
Segment assets of continued operations	670,139	3,007,946	3,678,085

As of, and for the year ended, December 31, 2014:

	Holding Company	Broker-Dealer Services	Total
Revenues from external customers	$-	$21,245,393	$21,245,393
Interest Expense	(14,116)	(9)	(14,125)
Depreciation	3,634	29,074	32,708
Settlement Proceeds	835,873	-	835,873
Goodwill impairment expense	2,132,026	-	2,132,026
Income (loss) before income tax benefit (expense)	(2,107,244)	795,495	(1,311,749)
Income tax benefit (expense)	83,934	(311,834)	(227,900)
Net income (loss) of continued operations	(2,023,310)	483,661	(1,539,649)
Segment assets of continued operations	1,681,573	3,281,228	4,962,801

Reconciliation of Segment Information

	2016	2015	2014

Assets for the Holding Company segment	$1,662,726	$670,139	$1,681,573
Assets for the Broker-Dealer Services segment	3,177,059	3,007,946	3,281,228
Elimination for the Holding Company segment receivables	(243,392)	(178,392)	(178,392)
Elimination for the Broker-Dealer Services segment receivables	(5,000)	(5,000)	(5,000)
Consolidated assets of continued operations	$4,591,393	$3,494,693	$4,779,409

NOTE 23—SUBSEQUENT EVENTS

As of December 31, 2016, without admission of liability, the Company recorded $63,000 for a potential settlement, pending the determination of liability, if any. The $63,000 is included in accrued liabilities as of December 31, 2016. The Company will continue to defend the case. The Company estimates that the $63,000 accrued is the maximum possible range of loss that may result from the outcome of this case.