Form 10-Q
period 2017-03-31
Capital Financial Holdings, Inc
filed 2017-05-15
CIK 944696

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 31, 2017, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31, 2017	December 31, 2016

CURRENT ASSETS
Cash and cash equivalents	$1,190,464	$934,711
Accounts receivable (net of an allowance of $24,000 for 2017 and 2016)	1,731,318	1,932,933
Prepaids	49,153	61,709
Current assets of discontinued operations	19,213	6,375

Total current assets	2,990,148	2,935,728

PROPERTY AND EQUIPMENT
Land	98,409	98,409
Building	875,682	875,682

Furniture, fixtures and equipment	547,481	543,601
Less accumulated depreciation	(433,455)	(422,058)
Property and equipment of discontinued operations	-	72,616
Net property and equipment	1,088,117	1,168,250

OTHER ASSETS
Severance escrow	258,249	258,185
Deferred tax asset	409,765	417,542
Other assets	175,279	175,279

Total other assets	843,293	851,006

TOTAL ASSETS	$4,921,558	$4,954,985

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31, 2017	December 31, 2016

CURRENT LIABILITIES
Accounts payable	$326,128	$292,987
Commissions payable	2,010,148	2,027,962
Income taxes payable	12,592	10,187
Other current liabilities	45,041	12,963
Current liabilities of discontinued operations	19,213	7,434
Total current liabilities	$2,413,122	$2,351,533

NON CURRENT LIABILITIES
Non current liabilities of discontinued operations	-	2,907
Building mortgage	475,000	475,000
Total noncurrent liabilities	475,000	477,907
TOTAL LIABILITIES	$2,888,122	$2,829,440

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;

1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,414,320)	(8,322,211)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$2,033,436	$2,125,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,921,558	$4,954,985

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES
Fee income	$315,791	258,106
Commissions	3,508,998	3,840,475
Other fee income	98,647	69,523

Total revenue	3,923,436	4,168,104

OPERATING EXPENSES
Compensation and benefits	386,497	364,075
Commission expense	3,282,574	3,632,249
General and administrative expenses	294,111	232,979
Depreciation	11,398	11,717

Total operating expenses	3,974,580	4,241,020

OPERATING LOSS	(51,144)	(72,916)

OTHER INCOME (EXPENSES)
Interest expense	(5,794)	-
Other income	547	9,970

Total other income (expense)	(5,247)	9,970

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(56,391)	(62,946)
INCOME TAX EXPENSE	(13,404)	(5,625)
NET LOSS BEFORE DISCONTINUED OPERATIONS	(69,795)	(68,571)

DISCONTINUED OPERATIONS	(22,315)	(6,726)

NET LOSS	$(92,110)	(75,297)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED:
Continuing	$(56)	(56)
Discontinued	$(18)	(5)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,110)	(75,297)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11,398	11,838
Depletion	(29,354)	5,452
Provision for deferred income taxes	7,777	(3,933)
(Increase) decrease in:
Accounts receivable	201,615	(92,002)
Income taxes payable	2,405	(60,077)
Prepaids	12,557	24,961
Severance escrow	(64)	(65)
Accounts payable	25,707	20,137
Commissions payable	(17,814)	(17,252)
Other liabilities	32,078	70,565
Net cash (used in) provided by operating activities	$154,195	(115,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(3,880)	(5,189)
Payment of Baron notes receivable	-	500,000
Deductions to oil and gas properties	105,438
Net cash provided by investing activities	$101,558	494,811

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	-	(50,000)
Net cash used in financing activities	$-	(50,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$255,753	329,138

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$934,711	1,038,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,190,464	1,367,564

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest on building mortgage	5,794	-

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017 and 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiaries Capital Financial Services, Inc. (“CFS”) and Capital Natural Resources, Inc. (“CNR”) (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016, of Capital Financial Holdings, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2016, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of operating results for the entire year.

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

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended March 31, 2017, depletion expense was zero.

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

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  In the first quarter of 2017, non-producing and unproved properties in Lincoln County, Colorado and Divide and Williams County, North Dakota held by the Company were disposed of in transfers deemed effective as of December 31, 2016 by assignment documents in accordance with established practice in the oil and gas industry.

Oil and Gas Revenue

The Company recognizes oil and gas revenue for only its ownership percentage of total production under the entitlement method. There was no imbalance as of March 31, 2017.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As of March 31, 2017, asset retirement obligations were zero and for the three months ended March 31, 2017 accretion expense was Zero.

As of December 31, 2016, the natural resource segment met the definition of discontinued operations.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

A summary of our significant accounting policies is included in Note 1 of our 2016 Form 10-K filed on March 30, 2017.

ASU 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15.

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

On December 1, 2015, CNR purchased a non-operating working interest in the Kifer Rozella 1, producing oil well, located in the County of Gonzales, state of Texas. The purchase price of $100,000 for CNR’s interest was paid by $50,000 by a promissory note and deed of trust carried by the Seller, Origin Production Company, Inc. Said promissory note has an annual interest rate of 10% per annum and is payable in monthly installment of approximately $1,062 beginning January 1, 2016 with final maturity on December 1, 2020. On February 1, 2016, the Company paid off the promissory note in the amount of approximately $50,847 bringing the balance of the note to zero. Total interest paid on the promissory note was approximately $847.

On July 28, 2015, CNR acquired five year oil and gas leases located in Williams County, North Dakota and two tracts located in Divide County, North Dakota for a combined acquisition cost of $7,676, including lease bonus and prepaid annual rentals. The oil and gas leases were obtained from the State of North Dakota Department of Trust Lands. The leases grant the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 3/16 of oil and gas produced. The leases were to expire August 3, 2020 unless held by production, meaning oil and gas is being produced from the properties.

On August 20, 2015, CNR acquired a five year oil and gas lease located in Lincoln County, Colorado at an initial acquisition cost of $1,652 including the first annual rental payment of $1,600. The oil and gas lease was obtained from the Colorado State Board of Land Commissioners. The lease grants the right to conduct oil and gas operations and extract oil and gas from the property with payment of royalty to the lessor of 1/6 of oil and gas produced. The lease was to expire August 20, 2020 unless held by production, meaning oil and gas is being produced from the property.

The oil and gas leases in North Dakota and Colorado were non-producing properties and non-operating leases.

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

In the first quarter of 2017, all of the natural resource assets described above were disposed of by CNR. As of December 31, 2016, the natural resource subsidiary, Capital Natural Resources, Inc., met the definition of discontinued operations.

NOTE 4 – DISCONTINUED OPERATIONS

On March 2 and 3, 2017 the Company sold the assets in its natural resource segment, Capital Natural Resources, Inc. The sale included all of the leases and coal, mineral, water and surface interests.

The summarized balance sheet for discontinued operations is presented below:

	2017	2016
Current Assets
Accounts receivable	$-	5,626
Current Long term receivable		-
Prepaids	-	750
Total current assets	$-	6,375

Property and Equipment
Oil and natural gas properties, Full Cost Method of Accounting	$-	61,829
Less accumulated depletion	-	(29,354)
Equipment	-	4,690
Less accumulated depreciation	-	(816)
Other property holdings	-	36,267
Net property and equipment	$-	72,616

Total Assets	$-	78,991

Current liabilities
Accounts payable	$19,213	7,434
Total current liabilities	$19,213	7,434

Noncurrent liabilities
Asset retirement obligation	$-	2,907
Total noncurrent liabilities	$-	2,907

Stockholder’s Equity
Common Stock	$270,400	300,400
Accumulated deficit	(289,613)	(231,750)
Total stockholder’s equity	$(19,213)	68,650

Total liabilities and stockholder’s equity	$-	78,991

The results of operations of Capital Natural Resources, Inc. are included in the Company’s Consolidated Statements of Operations as discontinued operations.

The company recorded impairment on the assets held for sale as of December 31, 2016. The proceeds of the sale, after giving effect to any working capital adjustments, will be allocated among the holding company.

The summarized income for the three months ended March 31, 2017 and March 31, 2016 from discontinued operations is presented below:

	2017	2016
Operating Revenues
Oil lease income	$-	13,676
Total operating revenue	$-	13,676

Operating Expenses
Compensation and benefits	$-	17,778
Lease operating expense	-	14,468
General and administrative	-	2,278
Depletion	-	5,452
Depreciation	-	120
Loss from discontinued operations	(22,315)
Total operating expenses	$(22,315)	40,096

Operating loss	$(22,315)	(26,420)

Other income (expenses)
Interest expense	$-	(847)
Interest income	-	16,206
Total other income (expenses)	$-	15,359

Loss of discontinued operations before income tax expense	$(22,315)	(11,061)

Income tax (expense) benefit	$-	4,335

Net loss	$(22,315)	(6,726)

The Company did not reclassify its Statements of Cash Flows to reflect the various discontinued operations. Cash flows from 2017 are combined with the cash flows from continuing operations within each of the categories presented.

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

NOTE 6 – LINE OF CREDIT

On September 12, 2016, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 4% as of March 31, 2017. The loan matures with principal due on September 12, 2017. As of March 31, 2017, the Company had zero outstanding and zero interest expense against its current line of credit. There are no financial covenants associated with the line of credit.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2017 and 2016. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2016 and the three months ended March 31, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2016	207	$8,692	$4,435	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	39	-	-
Outstanding on December 31, 2016	168	$5,000	$3,844	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	1	-	-
Outstanding on March 31, 2017	167	$4,538	$4,190	$-

Exercisable options totaled 168 at December 31, 2016 and totaled 167 at March 31, 2017.

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

Due to stock options forfeited, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced. As of March 31, 2017, approximately $2,000 was recorded as tax expense for the quarter and an accumulated amount of approximately $434,610 has been recorded as tax expense since the beginning of stock options being forfeited.

The effective tax rates for the three months ended March 31, 2017 were different from the statutory rate primarily due to the reduction of the deferred tax assets related to stock compensation.

At March 31, 2017, the Company has approximately $398,000 in federal net operation loss carry forward which begins to expire in 2036.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income of continuing operations	$(69,795)			(68,571)
Less: Preferred Stock Dividends
Income of Continuing Operations Available to Common Shareholders – Basic and diluted Earnings per Share	$(69,795)	1,241	(56)	(68,571)	1,241	$(56)

Options and warrants to purchase 377 common shares at exercise prices between $3,500 and $14,300 were outstanding at March 31, 2017, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2017 and March 31, 2016, because their effect was anti-dilutive.

NOTE 10 – RULE 4110 (c)(1)

The Company operates under the provision of FINRA Rule 4410 (c)(1) and, accordingly, the member is restricted from withdrawing equity capital for a period of one year from the date such equity capital is contributed, unless otherwise permitted by FINRA in writing. Subject to the requirements of paragraph (c)(2) of this Rule, this paragraph shall not preclude a member from withdrawing profits earned. On December 28, 2016, the board of the holding company of Capital Financial Services, Inc. approved capital contribution in the amount of $65,000 to be transferred to the Company.

NOTE 11 – REGULATORY MATTERS

The broker dealer (“BD”) segment of Capital Financial Services, Inc. is subject to periodic examinations by its regulators, the Financial Industry Regulatory Authority (“FINRA”) and the Securities Exchange Commission (“SEC”).

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

During the second quarter of 2017, FINRA began conducting a routine examination of the broker dealer segment. The examination is still ongoing. The broker dealer will work closely with its legal counsel with respect to any potential issues.

NOTE 12 – BUILDING PURCHASE

On November 16, 2016, the Company closed on the acquisition of a commercial office building and associated property (the “Office Building”) located at 1821 Burdick Expressway West, Minot, North Dakota from Evanmark Enterprises, LLC, an entity unrelated to the Company. The contract purchase price for the Office Building was $975,000, exclusive of closing costs of $9,091, with all built-in fixtures and other furniture, fixtures and equipment in the building remaining with the property. The Company paid $509,091 at closing toward the purchase price of the Office Building with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center (“American Bank”) in the principal amount of $675,000, $475,000 of which is being applied to the purchase price of the Office Building and $200,000 of which will be utilized for renovations to the building. The loan will carry a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. American Bank has a first priority mortgage on the Office Building. On April 7, 2017 the Company was notified by the City of Minot that the address on this property was changing from 1801 Burdick Expressway W to 1821 Burdick Expressway W.

NOTE 13 – SEGMENT REPORTING

The Company organizes its current business units into three reportable segments: broker dealer services, natural resources (discontinued operation as of December 31, 2016), and holding company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The natural resources segment sought opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land through its wholly-owned subsidiary, Capital Natural Resources, Inc. (“CNR”), a Colorado corporation. As of December 31, 2016, this operation met the definition of discontinued operation. The holding company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The historical results of Capital Natural Resources, Inc. have been reflected as discontinued operations.

	Holding	Broker-Dealer
As of, and for the three months ended:	Company	Services	Total

March 31, 2017
Commissions and fee income	-	3,824,789	3,824,789
Other fee income	-	98,647	98,647
Other income	60	487	547
Interest expense	(5,794)	-	(5,794)
Depreciation	1,031	10,367	11,398
Income (loss) before income tax benefit (expense)	(116,488)	60,096	(56,391)
Income tax benefit (expense)	10,154	(23,558)	(13,404)
Net income (loss) of continued operations	(106,334)	36,539	(69,795)
Segment assets of continued operations	1,711,988	3,242,997	4,954,985

	Holding	Broker-Dealer
As of, and for the three months ended:	Company	Services	Total

March 31, 2016
Commissions and fee income	-	4,098,581	4,098,581
Other fee income	-	69,523	69,523
Other income	(102)	10,072	9,970
Depreciation	534	11,183	11,717
Income (loss) before income tax benefit (expense)	(99,815)	36,869	(62,946)
Income tax benefit (expense)	9,009	(14,634)	(5,625)
Net income (loss) of continued operations	(90,806)	22,235	(68,571)
Segment assets of continued operations	2,024,848	2,930,137	4,954,985

NOTE 14 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of March 31, 2017, the Company is a defendant in six on-going suits or arbitrations as discussed above. As of March 31, 2016, without admission of liability, the Company recorded $63,000 for a potential settlement for one of the cases stated above, pending the determination of liability, if any. The $63,000 is included in accrued liabilities as of March 31, 2017. In April 2017, the Company issued payment of $62,673 on that matter as a deposit with the court. The Company will continue to defend the case. The Company estimates that the amount stated above is the maximum possible range of loss that may result from the outcome of this case. The Company also recorded a liability of $25,000 on another of the above cases at March 31, 2017 and subsequently settled the case for the same amount in April 2017. The $25,000 is included on the financial statements in accrued liabilities as of March 31, 2017.

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

NOTE 15 – SUBSEQUENT EVENTS

On February 23, 2017, the Company entered into a construction agreement with a general contractor for the remodel and upgrade of the office building located at 1821 West Burdick Expressway, Minot, North Dakota 58701 which the Company acquired in the last quarter of 2016. The agreement sets the anticipated cost of completion at $234,600, subject to standard contingencies. The remodel and upgrade is anticipated to be completed by approximately May 31, 2017. On April 12, 2017, the project Architect approved and the Company paid the first work in progress invoice from the general contractor in the amount of $62,709.50. The cost of the remodel and upgrade will be capitalized as a cost of the building.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1 Main Street North, Minot, North Dakota 58703. As of March 31, 2017, the Company had 21 full-time employees employee consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

The Company organized its current business units into three reportable segments: broker dealer services, natural resources (discontinued operation as of December 31, 2016), and holding company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The natural resources segment sought opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land through its wholly-owned subsidiary, Capital Natural Resources, Inc. (“CNR”), a Colorado corporation. As of December 31, 2016, this operation met the definition of discontinued operations. The holding company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports over 150 investment representatives and investment advisors.

RESULTS OF CONTINUED OPERATIONS

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	(69,795)	(68,571)
Income (loss) per share:
Basic and diluted	(56)	(56)

The Company reported a net loss for the three months ended March 31, 2017, of $69,795, compared to a net loss of $68,571 for the same quarter in 2016. The increase in net loss for the three months ended March 31, 2017 compared to net loss in the same period in 2016 is due to reduced commissions revenues and increased compensation and benefits and general and administrative expenses.

Operating revenues

Total operating revenues for the three months ended March 31, 2017 were $3,923,436, a decrease of 6% from $4,168,104 for the same period ended March 31, 2016. The changes for the three month period net revenue categories are listed below.

Fee income

Fee income for the three months ended March 31, 2017 was $315,791, an increase of 22% from $258,106 for the same period ended March 31, 2016. The increase is due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted approximately 8% of the Company’s consolidated revenues for the three months ended March 31, 2017 and 6% of the Company’s consolidated revenues for the three months ended March 31, 2016. There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the three months ended March 31, 2017 was $3,508,998, a decrease of 9% from $3,840,475 for the same period ended March 31, 2016. The decreases were due primarily to the decrease in commissions received by the broker dealer segment due to market conditions. Commission revenues constituted approximately 89% of the Company’s consolidated revenues for the three months ended March 31, 2017 and 92% of the Company’s consolidated revenues for the three months ended March 31, 2016. There is no commission income attributable to the other segments.

Other fee income

Other operating fee income for the three months ended March 31, 2017 was $98,647, an increase of 42% from $69,523 for the same period ended March 31, 2016. The decreases were primarily due to a decrease in the income received related to alternative investment products. There is no other operating fee income attributable to the holding segments. Other operating fee income constituted approximately 3% of the Company’s consolidated revenues for the three months ended March 31, 2017 and approximately 2% of the Company’s consolidated revenues for the three months ended March 31, 2016.

Operating expenses

Total operating expenses for the three months ended March 31, 2017 were $3,974,580, a decrease of 6% from $4,241,020 for the three months ended March 31, 2016. The decreases resulted from the net decreases in the expense categories described below.

Compensation and benefits

Consolidated compensation and benefits expense for the three months ended March 31, 2017 was $386,497, a slight increase from $364,075 for the same period ended March 31, 2016.

Compensation and benefits for the holding segment for the three months ended March 31, 2017 was $34,340, a decrease of 25% from an expense of $45,946 for the same period ended March 31, 2016. The decrease is primarily due to decreases in paid management compensation.

Compensation and benefits for the broker dealer segment for the three months ended March 31, 2017 was $352,156, an 11% increase from $318,129 for the same period ended March 31, 2016. The increases were due to increases in wages paid to employees and insurance benefits.

Commission expense

Commission expense for the three months ended March 31, 2017 was $3,282,574, a decrease of 10% from $3,632,249 for the same period ended March 31, 2016. The decrease is a result of the lower revenues received by the broker dealer segment during the period ended March 31, 2017. There is no commission expense attributable to the other segments.

General and administrative expense

Consolidated general and administrative expenses for the three months ended March 31, 2017 were $294,111, an increase of 26% from $232,979 for the same period ended March 31, 2016. The increase resulted from the net increases in the expense categories described below.

General and administrative expenses for the holding segment for the three months ended March 31, 2017 were $75,380, a 42% increase from $53,233 for the same period ended March 31, 2016. The increases were from an increase in expenses tied to outside services, legal expenses and utility expenses related to the new office building.

General and administrative expenses for the broker dealer segment for the three months ended March 31, 2017 were $218,731, an increase of 22% from $179,746 for the same period ended March 31, 2016. The increases are from increases in due diligence, legal, accounting and recruiting expenses.

Depreciation

Consolidated depreciation expense for the three months ended March 31, 2017 was $11,398, a decrease of 3% from $11,717 for the same period ended March 31, 2016.

Depreciation expense for the holding segment for the three months ended March 31, 2017 was $1,032, an increase of 93% from $534 for the same period ended March 31, 2016. The increases in depreciation expenses were due to additional fixed assets purchased related to the new office building.

Depreciation expense for the broker dealer segment for the three months ended March 31, 2017 was $10,366, a decrease of 7% from $11,183 for the same period ended March 31, 2016.

Interest expense

Interest expense for the three months ended March 31, 2017 was $5,794, an increase of 100% from zero for the same period ended March 31, 2016. The increase is due to the interest payments made on the building mortgage during 2016 by the holding segment. There were no interest payments made on the building mortgage in the period ended March 31, 2016. There is no interest expense attributable to the other segments.

Liquidity and capital resources

Net cash provided by operating activities was $154,195 for the three months ended March 31, 2017, as compared to net cash used in operating activities of $115,673 during the three months ended March 31, 2016. The primary difference corresponds to the timing of accounts receivable and accounts payable.

Net cash provided by investing activities was $101,558 for the three months ended March 31, 2017, as compared to net cash provided by investing activities of $494,811 for the three months ended March 31, 2016. The primary difference corresponds with repayment of the Baron notes receivable in early 2016 and the deductions to oil and gas properties attributed to discontinued operations in 2017.

Net cash used in financing activities was zero for the three months ended March 31, 2017, as compared to net cash used in financing activities of $50,000 for the three months ended March 31, 2016.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

Item 4.    Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The information in response to this item can be found in Note 14 (Legal Proceedings) to Financial Statements in this Report, which information is incorporated by reference into this item.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2017	-	-	-	$597,754
February 2017	-	-	-	$597,754
March 2017	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3.    Defaults Upon Senior Securities

None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibits

Exhibit No.	Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbaset

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: May 12, 2017	By /s/ John Carlson
John Carlson
Chief Executive Officer & President (Principal Executive Officer)
Date: May 12, 2017	By /s/ Elizabeth Colby
Elizabeth A. Colby
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)