Form 10-Q
period 2017-06-30
Capital Financial Holdings, Inc
filed 2017-08-14
CIK 944696

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

1821 Burdick Expressway W
Minot, North Dakota 58701
(Address of principal executive offices) (Zip code)

(701) 837-9600
(Registrant's telephone number, including area code)

1 N Main St
Minot, North Dakota 58703
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

Yes ☐ No ☑

As of June 30, 2017, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30,	December 31,
	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$1,073,139	$934,711
Accounts receivable (net of an allowance of $24,000 for 2017 and 2016)	1,523,818	1,932,933
Prepaids	48,341	61,709
Current assets of discontinued operations	-	6,375

Total current assets	2,645,298	2,935,728

PROPERTY AND EQUIPMENT
Land	98,409	98,409
Building	1,096,439	875,682

Furniture, fixtures and equipment	564,736	543,601
Less accumulated depreciation	(457,464)	(422,058)
Property and equipment of discontinued operations	-	72,616
Net property and equipment	1,302,120	1,168,250

OTHER ASSETS
Severance escrow	258,313	258,185
Deferred tax asset	465,881	417,542
Other assets	175,279	175,279

Total other assets	899,473	851,006

TOTAL ASSETS	$4,846,891	$4,954,984

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	June 30,	December 31,
	2017	2016

CURRENT LIABILITIES
Accounts payable	$311,738	$292,987
Commissions payable	1,642,387	2,027,962
Income taxes payable	3,355	10,187
Other current liabilities	201,180	12,962
Current liabilities of discontinued operations	-	7,434
Total current liabilities	$2,158,660	$2,351,532

NON CURRENT LIABILITIES
Non current liabilities of discontinued operations	-	2,907
Building mortgage	675,000	475,000
Total noncurrent liabilities	675,000	477,907
TOTAL LIABILITIES	$2,833,660	$2,829,440

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;

1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,434,525)	(8,322,211)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$2,013,231	$2,125,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,846,891	$4,954,984

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	June 30,
	2017	2016
OPERATING REVENUES
Fee income	$396,812	337,983
Commissions	3,249,259	3,983,351
Other fee income	111,071	49,911

Total revenue	3,757,142	4,371,245

OPERATING EXPENSES
Compensation and benefits	371,528	335,583
Commission expense	3,062,434	3,776,517
General and administrative expenses	380,130	253,973
Depreciation	24,009	11,846

Total operating expenses	3,838,101	4,377,919

OPERATING LOSS	(80,959)	(6,674)

OTHER INCOME (EXPENSES)
Interest expense	(6,466)	(947)
Rent income	8,500	-
Other income	4,137	(10,849)

Total other income (expense)	6,171	(11,796)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(74,788)	(18,470)
INCOME TAX (EXPENSE) BENEFIT	54,583	(9,725)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(20,205)	(28,195)

DISCONTINUED OPERATIONS	-	(8,148)

NET LOSS	$(20,205)	(36,343)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED:
Continuing	$(16)	(23)
Discontinued	$-	(7)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six Months Ended
	June 30,
	2017	2016
OPERATING REVENUES
Fee income	$712,603	596,089
Commissions	6,758,257	7,823,827
Other fee income	209,719	119,434

Total revenue	7,680,579	8,539,350

OPERATING EXPENSES
Compensation and benefits	758,025	699,657
Commission expense	6,345,008	7,408,766
General and administrative expenses	674,241	486,953
Depreciation	35,407	23,563

Total operating expenses	7,812,681	8,618,939

OPERATING LOSS	(132,102)	(79,589)

OTHER INCOME (EXPENSES)
Interest expense	(12,260)	(947)
Rent income	8,500	-
Other income	4,684	(881)

Total other income (expense)	924	(1,828)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(131,178)	(81,417)
INCOME TAX EXPENSE (BENEFIT)	41,179	(15,350)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(89,999)	(96,767)

DISCONTINUED OPERATIONS	(22,315)	(14,873)

NET LOSS	$(112,314)	(111,640)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED:
Continuing	$(73)	(78)
Discontinued	$(18)	(12)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,314)	(111,640)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	35,407	23,844
Depletion	(29,354)	10,442
Provision for deferred income taxes	(48,339)	(1,656)
(Increase) decrease in:
Accounts receivable	409,115	63,487
Income taxes payable	(6,832)	(63,788)
Prepaids	13,368	18,139
Severance escrow	(128)	(129)
Accounts payable	11,317	35,232
Commissions payable	(385,575)	59,185
Other liabilities	188,217	148,963
Net cash provided by operating activities	$74,882	182,079

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(21,136)	(21,884)
Payment of Baron notes receivable	-	500,000
Improvements to building	(220,756)	-
Deductions to oil and gas properties	105,438	-
Net cash (used in) provided by investing activities	$(136,454)	478,116

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	200,000	-
Repayment of short-term borrowings	-	(50,000)
Net cash provided by (used in) financing activities	$200,000	(50,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$138,428	610,195

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$934,711	1,038,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,073,139	1,648,621

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest on building mortgage	12,260	-

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017 and 2016

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2017, are not necessarily indicative of operating results for the entire year.

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

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the six months ended June 30, 2017, depletion expense was zero.

CNR held leasehold interests on acreage located in Gonzalas and Taylor County, Texas, Lincoln County, Colorado and Divide and Williams County, North Dakota. Proceeds from property sales will generally be credited to the full cost pool with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  In the first quarter of 2017, these assets were sold for $66,200.

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

Oil and Gas Revenue

The Company recognizes oil and gas revenue for only its ownership percentage of total production under the entitlement method. There was no imbalance as of June 30, 2017.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As of June 30, 2017, asset retirement obligations were zero and for the six months ended June 30, 2017 accretion expense was zero.

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

The summarized balance sheet for discontinued operations is presented below:

	2017	2016
Current Assets
Accounts receivable	$-	5,626
Current Long term receivable		-
Prepaids	-	749
Total current assets	$-	6,375

Property and Equipment
Oil and natural gas properties, Full Cost Method of Accounting	$-	61,829
Less accumulated depletion	-	(29,354)
Equipment	-	4,690
Less accumulated depreciation	-	(816)
Other property holdings	-	36,267
Net property and equipment	$-	72,616

Total Assets	$-	78,991

Current liabilities
Accounts payable	$-	7,434
Total current liabilities	$-	7,434

Noncurrent liabilities
Asset retirement obligation	$-	2,907
Total noncurrent liabilities	$-	2,907

Stockholder’s Equity
Common Stock	$-	300,400
Accumulated deficit	-	(231,750)
Total stockholder’s equity	$-	68,650

Total liabilities and stockholder’s equity	$-	78,991

The results of operations of Capital Natural Resources, Inc. are included in the Company’s Consolidated Statements of Operations as discontinued operations.

The company recorded impairment on the assets held for sale as of December 31, 2016. The proceeds of the sale, after giving effect to any working capital adjustments, will be allocated among the holding company.

The summarized income for the three months ended June 30, 2017 and June 30, 2016 from discontinued operations is presented below:

	2017	2016
Operating Revenues
Oil lease income	$-	19,460
Total operating revenue	$-	19,460

Operating Expenses
Compensation and benefits	$-	15,158
Lease operating expense	-	14,171
General and administrative	-	235
Depletion	-	4,990
Depreciation	-	161
Loss from discontinued operations	(22,315)
Total operating expenses	$(22,315)	34,715

Operating loss	$(22,315)	(15,255)

Loss of discontinued operations before income tax expense	$(22,315)	(15,255)

Income tax benefit	$-	7,107

Net loss	$(22,315)	(8,148)

The summarized income for the six months ended June 30, 2017 and June 30, 2016 from discontinued operations is presented below:

	2017	2016
Operating Revenues
Oil lease income	$-	33,136
Total operating revenue	$-	33,136

Operating Expenses
Compensation and benefits	$-	32,935
Lease operating expense	-	28,639
General and administrative	-	2,514
Depletion	-	10,442
Depreciation	-	281
Loss from discontinued operations	(22,315)
Total operating expenses	$(22,315)	74,811

Operating loss	$(22,315)	(41,675)

Other income (expenses)
Interest expense	$-	(847)
Interest income	-	16,206
Total other income	$-	15,359

Loss of discontinued operations before income tax expense	$(22,315)	(26,316)

Income tax benefit	$-	11,443

Net loss	$(22,315)	(14,873)

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

NOTE 6 – LINE OF CREDIT

On September 12, 2016, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000. The line of credit has a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 4.25% as of June 30, 2017. The loan matures with principal due on September 12, 2017. As of June 30, 2017, the Company had zero outstanding and zero interest expense against its current line of credit. There are no financial covenants associated with the line of credit.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2017 and 2016. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2016 and the six months ended June 30, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2016	207	$8,692	$4,435	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(39)	-	-
Outstanding on December 31, 2016	168	$5,000	$3,844	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(1)	-	-
Outstanding on June 30, 2017	167	$4,538	$4,190	$-

Exercisable options totaled 168 at December 31, 2016 and totaled 167 at June 30, 2017.

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

Due to stock options forfeited, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced. As of June 30, 2017, an accumulated amount of approximately $434,610 has been recorded as tax expense since the beginning of stock options being forfeited. There are no additional stock options subject to forfeiture.

The effective tax rates for the six months ended June 30, 2017 were different from the statutory rate primarily due to the reduction of the deferred tax assets related to stock compensation.

At June 30, 2017, the Company has approximately $399, 000 in federal net operation loss carry forward which begins to expire in 2036.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income of continuing operations	$(20,205)			(28,195)
Less: Preferred Stock Dividends
Income of Continuing Operations Available to Common Shareholders – Basic and diluted Earnings per Share	$(20,205)	1,241	(16)	(28,195)	1,241	$(23)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income of continuing operations	$(89,999)			(96,767)
Less: Preferred Stock Dividends
Income of Continuing Operations Available to Common Shareholders – Basic and diluted Earnings per Share	$(89,999)	1,241	(73)	(96,767)	1,241	$(78)

Options and warrants to purchase 377 common shares at exercise prices between $3,500 and $14,300 were outstanding at June 30, 2017, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2017 and June 30, 2016, because their effect was anti-dilutive.

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

On May 19, 2017, FINRA, the regulatory authority for the Company’s subsidiary Capital Financial Services, Inc. (the broker dealer subsidiary) issued its post examination report for the FINRA examination of the broker dealer subsidiary which began in April 2017. In that report FINRA noted exceptions in its risk assessment of the firm in the following areas: 1) the need for an adequate  anti-money laundering program to detect and report suspicious activity, 2) three instances of procedural inadequacy regarding due diligence or suitability with respect to REIT offerings participated in by the broker dealer subsidiary and 3) one instance of inadequate disclosure to a customer of variable annuity fees by a registered representative of the broker dealer subsidiary. These items remain as open items with FINRA pending final resolution of the examination. The broker dealer subsidiary is working to resolve the forgoing exception issues with FINRA as well as in its procedural processes.

NOTE 12 – BUILDING PURCHASE

On November 16, 2016, the Company closed on the acquisition of a commercial office building and associated property (the “Office Building”) located at 1821 Burdick Expressway West, Minot, North Dakota from Evanmark Enterprises, LLC, an entity unrelated to the Company. The contract purchase price for the Office Building was $975,000, exclusive of closing costs of $9,091, with all built-in fixtures and other furniture, fixtures and equipment in the building remaining with the property. The Company paid $509,091 at closing toward the purchase price of the Office Building with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center (“American Bank”) in the principal amount of $675,000, $475,000 of which is being applied to the purchase price of the Office Building and $200,000 of which was utilized for renovations to the building. The loan will carry a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. American Bank has a first priority mortgage on the Office Building. On April 7, 2017 the Company was notified by the City of Minot that the address on this property was changing from 1801 Burdick Expressway W to 1821 Burdick Expressway W. Effective in June 2017, the Company’s broker-dealer subsidiary began paying rent to the Company of $8,500 per month on a month-to-month basis for a portion of the office facility owned by the Company. The broker-dealer utilizes approximately 5,817 square feet of office space for its operations out of a total of 6,188 square feet in the office facility. Rent Income and Rent Expense related to this Company/Subsidiary arrangement are eliminated in the consolidated financial statements.

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

The historical results of Capital Natural Resources, Inc. have been reflected as discontinued operations.

	Holding	Broker-Dealer
As of, and for the three months ended:	Company	Services	Total

June 30, 2017
Commissions and fee income	-	3,646,071	3,646,071
Other fee income	-	111,071	111,071
Other income	36	4,101	4,137
Rent income	8,500	-	8,500
Interest expense	(6,466)	-	(6,466)
Depreciation	13,493	10,516	24,009
Income (loss) before income tax benefit (expense)	(206,331)	131,543	(74,788)
Income tax benefit (expense)	106,851	(52,268)	54,583
Net income (loss) of continued operations	(99,480)	79,275	(20,205)
Segment assets of continued operations	1,833,585	3,013,306	4,846,891

	Holding	Broker-Dealer
As of, and for the three months ended:	Company	Services	Total

June 30, 2016
Commissions and fee income	-	4,321,334	4,321,334
Other fee income	-	49,911	49,911
Other income (expense)	(3,394)	(8,402)	(11,796)
Depreciation	688	11,158	11,846
Income (loss) before income tax benefit (expense)	(90,443)	71,973	(18,470)
Income tax benefit (expense)	32,419	(42,144)	(9,725)
Net income (loss) of continued operations	(58,024)	29,829	(28,195)
Segment assets of continued operations	1,815,344	3,139,641	4,954,985

	Holding	Broker-Dealer
As of, and for the six months ended:	Company	Services	Total

June 30, 2017
Commissions and fee income	-	7,470,860	7,470,860
Other fee income	-	209,719	209,719
Other income	95	4,589	4,684
Rent income	8,500	-	8,500
Interest expense	(12,260)	-	(12,260)
Depreciation	14,525	20,882	35,407
Income (loss) before income tax benefit (expense)	(322,817)	191,639	(131,178)
Income tax benefit (expense)	117,005	(75,826)	41,179
Net income (loss) of continued operations	(205,812)	115,813	(89,999)
Segment assets of continued operations	1,833,585	3,013,306	4,846,891

	Holding	Broker-Dealer
As of, and for the six months ended:	Company	Services	Total

June 30, 2016
Commissions and fee income	-	8,419,916	8,419,916
Other fee income	-	119,434	119,434
Other income	(3,499)	2,618	(881)
Depreciation	1,222	22,341	23,563
Income (loss) before income tax benefit (expense)	(190,259)	108,842	(81,417)
Income tax benefit (expense)	41,428	(56,778)	(15,350)
Net income (loss) of continued operations	(148,831)	52,064	(96,767)
Segment assets of continued operations	1,815,344	3,139,641	4,954,985

NOTE 14 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of June 30, 2017, the Company is a defendant in six on-going suits or arbitrations as discussed above. In April 2017, the Company issued payment of $62,673 on one of the above matters as a deposit with the court pursuant to a court order and recorded a $63,000 accrual for the matter as of December 31, 2016.  On July 20, 2017, the court granted the plaintiff’s additional motion for fees on fees in the same matter in the amount of approximately $78,000. Although payment of fees is held in abeyance, pending final resolution of the action, the award of the $78,000 in fees against the Company was booked as an accrued liability as of June 30, 3017. The Company will continue to defend the case.

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

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1821 Burdick Expressway W, Minot, North Dakota 58701. As of June 30, 2017, the Company had 19 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

The Company organized its business units into three reportable segments: broker dealer services, natural resources (discontinued operation as of December 31, 2016), and holding company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The natural resources segment sought opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land through its wholly-owned subsidiary, Capital Natural Resources, Inc. (“CNR”), a Colorado corporation. As of December 31, 2016, this operation met the definition of discontinued operations. The holding company encompasses cost associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 150 investment representatives and investment advisors.

RESULTS OF CONTINUED OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Loss	(20,205)	(28,195)	(89,999)	(96,767)
Loss per share:
Basic and diluted	(16)	(23)	(73)	(78)

The Company reported a net loss for the three months ended June 30, 2017, of $20,205, compared to a net loss of $28,195 for the same quarter in 2016. The Company reported a net loss for the six months ended June 30, 2017, of $89,999 compared to a net loss of $96,767 for the same quarter in 2016.The decrease in net loss for the three and six months ended June 30, 2017 compared to net loss in the same period in 2016 is primarily due to reduced commission expenses paid to independent representatives related to the broker dealer division.

Operating revenues

Total operating revenues for the three months ended June 30, 2017 were $3,757,142, a decrease of 14% from $4,371,245 for the same period ended June 30, 2016. Total operating revenues for the six months ended June 30, 2017 were $7,680,579, a decrease of 10% from $8,539,350 for the same period ended June 30, 2016. The changes for the three and six month period net revenue categories are listed below.

Fee income

Fee income for the three months ended June 30, 2017 was $396,812, an increase of 17% from $337,983 for the same period ended June 30, 2016. Fee income for the six months ended June 30, 2017 was $712,603, an increase of 20% from $596,089 for the same period ended June 30, 2016. The increase is due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted approximately 11% and 9% of the Company’s consolidated revenues for the three and six months ended June 30, 2017 respectively and 8% and 7% of the Company’s consolidated revenues for the three and six months ended June 30, 2016 respectively. There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the three months ended June 30, 2017 was $3,249,259, a decrease of 18% from $3,983,351 for the same period ended June 30, 2016. Commission income for the six months ended June 30, 2017 was $6,758,257, a decrease of 14% from $7,823,827 for the same period ended June 30, 2016. The decreases were due primarily to the decrease in commissions received by the broker dealer segment due to regulatory and market conditions. Commission revenues constituted approximately 86% and 88% of the Company’s consolidated revenues for the three and six months ended June 30, 2017 respectively and 91% and 92% of the Company’s consolidated revenues for the three and six months ended June 30, 2016 respectively. There is no commission income attributable to the other segments.

Other fee income

Other operating fee income for the three months ended June 30, 2017 was $111,071, an increase of 123% from $49,911 for the same period ended June 30, 2016. Other operating fee income for the six months ended June 30, 2017 was $209,719, an increase of 76% from $119,434 for the same period ended June 30, 2016. The increases were primarily due to an increase in the income received related to alternative investment products. There is no other operating fee income attributable to the holding segments. Other operating fee income constituted approximately 3% of the Company’s consolidated revenues for the three and six months ended June 30, 2017 and approximately 1% of the Company’s consolidated revenues for the three and six months ended June 30, 2016.

Rent income

Effective in June 2017, the Company’s broker-dealer subsidiary began paying rent to the Company of $8,500 per month on a month-to-month basis for a portion of the office facility owned by the Company. The broker-dealer utilizes approximately 5,817 square feet of office space for its operations out of a total of 6,188 square feet in the office facility. Rent Income and Rent Expense related to this Company/Subsidiary arrangement are eliminated in the consolidated financial statements.

Operating expenses

Total operating expenses for the three months ended June 30, 2017 were $3,838,101, a decrease of 12% from $4,377,919 for the three months ended June 30, 2016. Total operating expenses for the six months ended June 30, 2017 were $7,812,681, a decrease of 9% from $8,618,939 for the six months ended June 30, 2016. The decreases resulted from the net decreases in the expense categories described below.

Compensation and benefits

Consolidated compensation and benefits expense for the three months ended June 30, 2017 was $371,528, an increase of 11% from $335,583 for the same period ended June 30, 2016. Consolidated compensation and benefits expense for the six months ended June 30, 2017 was $758,025, an increase of 8% from $699,657 for the same period ended June 30, 2016.

Compensation and benefits for the holding segment for the three months ended June 30, 2017 was $39,733, an increase of 25% from an expense of $31,690 for the same period ended June 30, 2016. Compensation and benefits for the holding segment for the six months ended June 30, 2017 was $74,073, a decrease of 5% from an expense of $77,636 for the same period ended June 30, 2016. The increase and decrease is primarily due to increases and decreases in management compensation allocated to this segment.

Compensation and benefits for the broker dealer segment for the three months ended June 30, 2017 was $331,795, a 9% increase from $303,892 for the same period ended June 30, 2016. Compensation and benefits for the broker dealer segment for the six months ended June 30, 2017 was $683,951, a 10% increase from $622,021 for the same period ended June 30, 2016. The increases were due to increases in wages paid to employees and insurance benefits.

Commission expense

Commission expense for the three months ended June 30, 2017 was $3,062,434, a decrease of 19% from $3,776,517 for the same period ended June 30, 2016. Commission expense for the six months ended June 30, 2017 was $6,345,008, a decrease of 14% from $7,408,766 for the same period ended June 30, 2016. The decrease is a result of the lower revenues received and to lower commissions paid to independent representatives in the broker dealer segment during the period ended June 30, 2017. There is no commission expense attributable to the other segments.

General and administrative expense

Consolidated general and administrative expenses for the three months ended June 30, 2017 were $380,130, an increase of 50% from $253,973 for the same period ended June 30, 2016. Consolidated general and administrative expenses for the six months ended June 30, 2017 were $674,241, an increase of 38% from $486,953 for the same period ended June 30, 2016. The increase resulted from the net increases in the expense categories described below.

General and administrative expenses for the holding segment for the three months ended June 30, 2017 were $155,174, a 189% increase from $53,723 for the same period ended June 30, 2016. General and administrative expenses for the holding segment for the six months ended June 30, 2017 were $230,554, a 116% increase from $106,956 for the same period ended June 30, 2016. The increases were from an increase in expenses tied to outside services, legal expenses and utility expenses related to the new office building.

General and administrative expenses for the broker dealer segment for the three months ended June 30, 2017 were $224,956, an increase of 2% from $200,250 for the same period ended June 30, 2016. General and administrative expenses for the broker dealer segment for the six months ended June 30, 2017 were $443,687, an increase of 17% from $379,996 for the same period ended June 30, 2016. The increases are from increases in rent, legal, accounting and recruiting expenses.

Depreciation

Consolidated depreciation expense for the three months ended June 30, 2017 was $24,009, an increase of 103% from $11,846 for the same period ended June 30, 2016. Consolidated depreciation expense for the six months ended June 30, 2017 was $35,407, an increase of 50% from $23,563 for the same period ended June 30, 2016. Increases resulted from the net increases in the expense categories described below.

Depreciation expense for the holding segment for the three months ended June 30, 2017 was $13,494, an increase of 1,861% from $688 for the same period ended June 30, 2016. Depreciation expense for the holding segment for the six months ended June 30, 2017 was $14,525, an increase of 1,089% from $1,222 for the same period ended June 30, 2016. The increases in depreciation expenses were due to additional fixed assets purchased related to the new office building.

Depreciation expense for the broker dealer segment for the three months ended June 30, 2017 was $10,516, a decrease of 6% from $11,158 for the same period ended June 30, 2016. Depreciation expense for the broker dealer segment for the six months ended June 30, 2017 was $20,882, a decrease of 7% from $22,341 for the same period ended June 30, 2016. The decreases are due to lower depreciable assets in 2017 than in 2016.

Interest expense

Interest expense for the three months ended June 30, 2017 was $6,466, an increase of 583% from $947 for the same period ended June 30, 2016. Interest expense for the six months ended June 30, 2017 was $12,260, an increase of 1,195% from $947 for the same period ended June 30, 2016. The increase is due to the interest payments made on the building mortgage during 2017 by the holding segment. There were no interest payments made on the building mortgage in the three and six month periods ended June 30, 2016. There is no interest expense attributable to the other segments.

Liquidity and capital resources

Net cash provided by operating activities was $74,882 for the six months ended June 30, 2017, as compared to net cash provided by operating activities of $182,079 during the six months ended June 30, 2016. The difference corresponds to operating activities attributed to discontinued operations, commissions payable and the timing of payment/reimbursement on the E&O insurance within the broker dealer segment and income taxes and compensation and benefit related payables in the holding segment.

Net cash used in investing activities was $136,454 for the six months ended June 30, 2017, as compared to net cash provided by investing activities of $478,116 for the six months ended June 30, 2016. The primary difference corresponds with repayment of the Baron notes receivable in early 2016, improvements made on the recently purchased office space and the deductions to oil and gas properties attributed to discontinued operations in 2017.

Net cash provided by financing activities was 200,000 for the six months ended June 30, 2017, as compared to net cash used in financing activities of $50,000 for the six months ended June 30, 2016. The primary difference corresponds with the proceeds of long-term borrowings for the improvements made on the recently purchased office space.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2017, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2017	-	-	-	$597,754
May 2017	-	-	-	$597,754
June 2017	-	-	-	$597,754
Total	-	-	-	$597,754

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	August 14, 2017	By /s/ Gordon Dihle
Gordon Dihle
Chief Executive Officer & President (Principal Executive Officer)
Date:	August 14, 2017	By /s/ Elizabeth Colby
Elizabeth A. Colby
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)