Form 10-Q
period 2017-09-30
Capital Financial Holdings, Inc
filed 2017-11-14
CIK 944696

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

As of September 30, 2017, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30,	December 31,
	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$1,245,304	$934,711
Accounts receivable (net of an allowance of $24,000 for 2017 and 2016)	1,657,328	1,932,933
Prepaids	34,699	61,709
Current assets of discontinued operations	-	6,375

Total current assets	2,937,331	2,935,728

PROPERTY AND EQUIPMENT
Land	98,409	98,409
Building	1,096,946	875,682

Furniture, fixtures and equipment	384,118	543,601
Less accumulated depreciation	(289,388)	(422,058)
Property and equipment of discontinued operations	-	72,616
Net property and equipment	1,290,085	1,168,250

OTHER ASSETS
Severance escrow	157,892	258,185
Deferred tax asset	320,436	417,542
Other assets	175,279	175,279

Total other assets	653,607	851,006
	$
TOTAL ASSETS	4,881,023	$4,954,984

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	September 30,	December 31,
	2017	2016

CURRENT LIABILITIES
Accounts payable	$257,066	$292,987
Commissions payable	1,764,537	2,027,962
Income taxes payable	8,857	10,187
Other current liabilities	113,699	12,962
Current liabilities of discontinued operations	-	7,434
Total current liabilities	$2,144,159	$2,351,532

NON CURRENT LIABILITIES
Non current liabilities of discontinued operations	-	2,907
Building mortgage	675,000	475,000
Total noncurrent liabilities	675,000	477,907
TOTAL LIABILITIES	$2,819,159	$2,829,439

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value;
3,050,000 and 3,050,000 shares issued and 0 outstanding, respectively	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value;

1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,385,892)	(8,322,211)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)
TOTAL STOCKHOLDERS’ EQUITY	$2,061,864	$2,125,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,881,023	$4,954,984

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	September 30,
	2017	2016
OPERATING REVENUES
Fee income	$431,944	292,645
Commissions	3,213,739	4,307,574
Other fee income	102,580	112,841

Total revenue	3,748,263	4,713,060

OPERATING EXPENSES
Compensation and benefits	344,674	345,020
Commission expense	3,028,630	3,978,901
General and administrative expenses	320,917	309,752
Depreciation	8,647	12,188

Total operating expenses	3,702,868	4,645,861

OPERATING INCOME	45,395	67,199

OTHER INCOME (EXPENSES)
Interest expense	(8,453)	-
Loss from disposed assets	(5,092)	-
Other income	67,289	27,080

Total other income	53,744	27,080

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	99,139	94,279
INCOME TAX EXPENSE	50,505	28,745
	48,634	65,534
NET INCOME BEFORE DISCONTINUED OPERATIONS
DISCONTINUED OPERATIONS	-	(20,794)

NET INCOME (LOSS)	$48,634	(44,740)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED:
Continuing	$39	53
Discontinued	$-	(17)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Nine Months Ended
	September 30,
	2017	2016
OPERATING REVENUES
Fee income	$1,144,548	888,734
Commissions	9,971,996	12,131,401
Other fee income	312,299	232,275

Total revenue	11,428,843	13,252,410

OPERATING EXPENSES
Compensation and benefits	1,102,698	1,044,677
Commission expense	9,373,638	11,387,667
General and administrative expenses	986,657	796,705
Depreciation	44,054	35,751

Total operating expenses	11,507,047	13,264,800

OPERATING LOSS	(78,204)	(12,390)

OTHER INCOME (EXPENSES)
Interest expense	(20,714)	(947)
Loss from disposed assets	(5,092)	-
Other income	71,970	26,200

Total other income	46,164	25,253

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	(32,040)	12,863
INCOME TAX EXPENSE	9,326	44,095
	(41,366)	(31,232)
NET LOSS BEFORE DISCONTINUED OPERATIONS
DISCONTINUED OPERATIONS	(22,315)	(35,668)

NET LOSS	$(63,681)	(66,900)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED:
Continuing	$(33)	(25)
Discontinued	$(18)	(29)

SHARES USED IN COMPUTING NET PER COMMON SHARE:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,681)	(66,900)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	44,054	36,200
Depletion	(29,354)	13,743
Provision for deferred income taxes	97,106	17,118
(Increase) decrease in:
Accounts receivable	275,605	(115,736)
Income taxes payable	(1,330)	(52,930)
Prepaids	27,010	6,833
Severance escrow	100,293	(194)
Accounts payable	(43,355)	122,414
Commissions payable	(263,425)	233,636
Other liabilities	100,736	38,905
Net cash provided by operating activities	$243,659	233,089

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(22,333)	(22,439)
Payment of Baron notes receivable	-	500,000
Improvements to building	(221,264)	-
Deductions to property and equipment	5,093	-
Deductions to oil and gas properties	105,438	-
Net cash (used in) provided by investing activities	$(133,066)	477,561

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	200,000	-
Repayment of short-term borrowings	-	(50,000)
Net cash provided by (used in) financing activities	$200,000	(50,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$310,593	660,650

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$934,711	1,038,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,245,304	1,699,076

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest on building mortgage	8,453	-

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017 and 2016

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of operating results for the entire year.

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

Capitalized costs are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the nine months ended September 30, 2017, depletion expense was zero.

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

Oil and Gas Revenue

The Company recognizes oil and gas revenue for only its ownership percentage of total production under the entitlement method. There was no imbalance as of September 30, 2017.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As of September 30, 2017, asset retirement obligations were zero and for the nine months ended September 30, 2017 accretion expense was zero.

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

The summarized income for the three months ended September 30, 2017 and September 30, 2016 from discontinued operations is presented below:

	2017	2016
Operating Revenues
Oil lease income	$-	13,336
Total operating revenue	$-	13,336

Operating Expenses
Compensation and benefits	$-	18,132
Lease operating expense	-	20,500
General and administrative	-	3,583
Depletion	-	3,301
Depreciation	-	167
Loss from discontinued operations	(22,315)
Total operating expenses	$(22,315)	45,683

Operating loss	$(22,315)	(32,347)

Loss of discontinued operations before income tax expense	$(22,315)	(32,347)

Income tax benefit	$-	11,553

Net loss	$(22,315)	(20,794)

The summarized income for the nine months ended September 30, 2017 and September 30, 2016 from discontinued operations is presented below:

	2017	2016
Operating Revenues
Oil lease income	$-	46,472
Total operating revenue	$-	46,472

Operating Expenses
Compensation and benefits	$-	51,067
Lease operating expense	-	49,139
General and administrative	-	6,098
Depletion	-	13,743
Depreciation	-	448
Loss from discontinued operations	(22,315)
Total operating expenses	$(22,315)	120,495

Operating loss	$(22,315)	(74,023)

Other income (expenses)
Interest expense	$-	(847)
Interest income	-	16,206
Total other income	$-	15,359

Loss of discontinued operations before income tax expense	$(22,315)	(58,664)

Income tax benefit	$-	22,996

Net loss	$(22,315)	(35,668)

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

NOTE 6 – LINE OF CREDIT

On September 12, 2016, the Company signed renewal loan documents for the line of credit with American Bank Center in the amount of $500,000. The line of credit had a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 4.25% as of September 30, 2017. The credit line expired on September 12, 2017 without being used. As of September 30, 2017, the Company had zero outstanding and zero interest expense against the line of credit. There were no financial covenants associated with the line of credit.

NOTE 7 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the nine months ended September 30, 2017 and 2016. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2016 and the nine months ended September 30, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2016	207	$8,692	$4,435	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(39)	-	-
Outstanding on December 31, 2016	168	$5,000	$3,844	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(1)	-	-
Outstanding on September 30, 2017	167	$4,538	$4,190	$-

Exercisable options totaled 168 at December 31, 2016 and totaled 167 at September 30, 2017.

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

Due to stock options forfeited, the deferred tax assets associated with stock compensation valued under the Black Scholes model were reduced. As of September 30, 2017, an accumulated amount of approximately $434,610 has been recorded as tax expense since the beginning of stock options being forfeited. There are no additional stock options subject to forfeiture.

The effective tax rates for the nine months ended September 30, 2017 were different from the statutory rate primarily due to the reduction of the deferred tax assets related to stock compensation.

At September 30, 2017, the Company has approximately $65,084 in federal net operation loss carry forward which begins to expire in 2036.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income of continuing operations	$48,634			65,534
Less: Preferred Stock Dividends
Income of Continuing Operations Available to Common Shareholders – Basic and diluted Earnings per Share	$48,634	1,241	39	65,534	1,241	$53

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income of continuing operations	$(41,366)			(31,232)
Less: Preferred Stock Dividends
Income of Continuing Operations Available to Common Shareholders – Basic and diluted Earnings per Share	$(41,366)	1,241	(33)	(31,232)	1,241	$(25)

Options and warrants to purchase 377 common shares at exercise prices between $3,500 and $14,300 were outstanding at September 30, 2017, but were not included in the computation of diluted earnings per share for the quarter ending September 30, 2017 and September 30, 2016, because their effect was anti-dilutive.

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

During 2016, the SEC conducted a routine examination of the CFS BD.  At the conclusion of its examination, the SEC issued an Examination Report with certain findings, asking the Company’s regulated entity to improve its anti-money laundering program, record additional information on the Company’s transaction blotters, and record transactions on the Company’s transaction blotters that are performed at other companies. On November 28, 2016 the broker dealer provided its last response to the routine examination report.

On May 19, 2017, FINRA, the regulatory authority for the Company’s subsidiary Capital Financial Services, Inc. (the broker dealer subsidiary) issued its post examination report for the FINRA examination of the broker dealer subsidiary which began in April 2017. In that report FINRA noted exceptions in its risk assessment of the firm in the following areas: 1) the need for an adequate  anti-money laundering program to detect and report suspicious activity, 2) three instances of procedural inadequacy regarding due diligence or suitability with respect to REIT offerings participated in by the broker dealer subsidiary and 3) one instance of inadequate disclosure to a customer of variable annuity fees by a registered representative of the broker dealer subsidiary. The broker dealer subsidiary is working to resolve the forgoing exception issues with FINRA as well as to make improvements in its procedural processes.

NOTE 12 – BUILDING PURCHASE

On November 16, 2016, the Company closed on the acquisition of a commercial office building and associated property (the “Office Building”) located at 1821 Burdick Expressway West, Minot, North Dakota from Evanmark Enterprises, LLC, an entity unrelated to the Company. The contract purchase price for the Office Building was $975,000, exclusive of closing costs of $9,091, with all built-in fixtures and other furniture, fixtures and equipment in the building remaining with the property. The Company paid $509,091 at closing toward the purchase price of the Office Building with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center (“American Bank”) in the principal amount of $675,000, $475,000 of which was applied to the purchase price of the Office Building and $200,000 of which was utilized for renovations to the building. The loan carries a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. American Bank has a first priority mortgage on the Office Building. On April 7, 2017 the Company was notified by the City of Minot that the address on this property was changing from 1801 Burdick Expressway W to 1821 Burdick Expressway W. Effective in June 2017, the Company’s broker-dealer subsidiary began paying rent to the Company of $8,500 per month on a month-to-month basis for a portion of the office facility owned by the Company. The broker-dealer utilizes approximately 5,817 square feet of office space for its operations out of the 6,188 square feet in the office facility utilized in the Company’s operations. Rent Income and Rent Expense related to this Company/Subsidiary arrangement are eliminated in the consolidated financial statements. Approximately 4,152 square feet in a separate section of the building remains vacant and is available as on office rental unit or expansion.

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

The historical results of Capital Natural Resources, Inc. have been reflected as discontinued operations.

	Holding	Broker-Dealer
As of, and for the three months ended:	Company	Services	Total

September 30, 2017
Commissions and fee income	-	3,645,683	3,645,683
Other fee income	-	102,580	102,580
Other income	166	67,123	67,289
Interest expense	(8,453)	-	(8,453)
Depreciation	(1,464)	10,111	8,647
Income before income tax expense	49,040	50,099	99,139
Income tax expense	(31,572)	(18,933)	(50,505)
Net income (loss) of continued operations	17,468	31,166	48,634
Segment assets of continued operations	1,835,630	3,045,393	4,881,023

	Holding	Broker-Dealer
As of, and for the three months ended:	Company	Services	Total

September 30, 2016
Commissions and fee income	-	4,600,219	4,600,219
Other fee income	-	112,841	112,841
Other income	16	27,064	27,080
Depreciation	996	11,192	12,188
Income (loss) before income tax benefit (expense)	(128,262)	222,541	94,279
Income tax benefit (expense)	44,379	(73,124)	(28,745)
Net income (loss) of continued operations	(83,883)	149,417	65,534
Segment assets of continued operations	1,388,992	3,386,800	4,775,792

	Holding	Broker-Dealer
As of, and for the nine months ended:	Company	Services	Total

September 30, 2017
Commissions and fee income	-	11,116,544	11,116,544
Other fee income	-	312,299	312,299
Other income	260	71,710	71,970
Interest expense	20,714	-	20,714
Depreciation	13,061	30,993	44,054
Income (loss) before income tax benefit (expense)	(273,778)	241,738	(32,040)
Income tax benefit (expense)	85,433	(94,759)	(9,326)
Net income (loss) of continued operations	(188,345)	146,979	(41,366)
Segment assets of continued operations	1,835,630	3,045,393	4,881,023

	Holding	Broker-Dealer
As of, and for the nine months ended:	Company	Services	Total

September 30, 2016
Commissions and fee income	-	13,020,135	13,020,135
Other fee income	-	232,275	232,275
Other income	(3,480)	29,680	26,200
Depreciation	2,218	33,533	35,751
Income (loss) before income tax benefit (expense)	(318,520)	331,383	12,863
Income tax benefit (expense)	85,807	(129,902)	(44,095)
Net income (loss) of continued operations	(232,713)	201,481	(31,232)
Segment assets of continued operations	1,388,992	3,386,800	4,775,792

NOTE 14 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of September 30, 2017, the Company is a defendant in five on-going suits or arbitrations as discussed above. In April 2017, the Company issued payment of $62,673 on a pending litigation matter as a deposit with the court pursuant to a court order and recorded a $63,000 accrual for the matter as of December 31, 2016.  On August 22, 2017 the matter was settled by payment of an additional $60,000.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, who was then President and Chief Compliance Officer of the Company, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al. The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”), a finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact; negligent misrepresentation; equitable indemnity and declaratory relief. On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman. The parties acknowledged that as between the Company and Mr. Carlson, one hundred percent (100%) of the settlement proceeds paid to them was for the alleged damage or harm to goodwill (and loss of goodwill). The settlement proceeds were received on December 4, 2014 and charged against goodwill carried on the consolidated financial statements of Capital Financial Holdings, Inc., the parent of the Company. In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier - Arch Specialty Insurance Company (“Arch”) - in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. The actions were for declaratory relief in connection with a dispute over whether Arch was entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman. On approximately September 14, 2016 the Company and Arch agreed to settle the matter, on October 14, 2016 a Stipulation and Order for Dismissal was filed with the Court and on October 24, 2016 the Court entered an order dismissing the case, including all claims, counterclaims and third party claims with prejudice with no costs assessed to any party.

NOTE 15 – SUBSEQUENT EVENTS

None.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1821 Burdick Expressway W, Minot, North Dakota 58701. As of September 30, 2017, the Company had 19 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

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

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and as of September 30, 2017 supported approximately 152 investment representatives and investment advisors.

RESULTS OF CONTINUED OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	48,634	65,534	(41,366)	(31,232)
Income (loss) per share:
Basic and diluted	39	53	(33)	(25)

The Company reported a net income for the three months ended September 30, 2017, of $48,634, compared to a net income of $65,534 for the same quarter in 2016. The Company reported a net loss for the nine months ended September 30, 2017, of $41,366 compared to a net loss of $31,232 for the same quarter in 2016.The decrease in net income for the three months ended September 30, 2017 compared to 2016 is due primarily to reduce revenues related to the broker dealer segment. The increase in net loss for the nine months ended September 30, 2017 compared to net loss in the same period in 2016 is primarily due to increased compensation and benefits and general and administrative expenses.

Operating revenues

Total operating revenues for the three months ended September 30, 2017 were $3,748,263, a decrease of 20% from $4,713,060 for the same period ended September 30, 2016. Total operating revenues for the nine months ended September 30, 2017 were $11,428,843, a decrease of 14% from $13,252,410 for the same period ended September 30, 2016. The changes for the three and nine month period net revenue categories are listed below.

Fee income

Fee income for the three months ended September 30, 2017 was $431,944, an increase of 48% from $292,645 for the same period ended September 30, 2016. Fee income for the nine months ended September 30, 2017 was $1,144,548, an increase of 29% from $888,734 for the same period ended September 30, 2016. The increase is due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted approximately 12% and 10% of the Company’s consolidated revenues for the three and nine months ended September 30, 2017 respectively and approximately 6% and 7% of the Company’s consolidated revenues for the three and nine months ended September 30, 2016 respectively. There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the three months ended September 30, 2017 was $3,213,739, a decrease of 25% from $4,307,574 for the same period ended September 30, 2016. Commission income for the nine months ended September 30, 2017 was $9,971,996, a decrease of 18% from $12,131,401 for the same period ended September 30, 2016. The decreases were due primarily to the decrease in commissions received by the broker dealer segment due to regulatory and market conditions. Commission revenues constituted approximately 86% and 87% of the Company’s consolidated revenues for the three and nine months ended September 30, 2017 respectively and approximately 91% and 92% of the Company’s consolidated revenues for the three and nine months ended September 30, 2016 respectively. There is no commission income attributable to the other segments.

Other fee income

Other operating fee income for the three months ended September 30, 2017 was $102,580, a decrease of 9% from $112,841 for the same period ended September 30, 2016. Other operating fee income for the nine months ended September 30, 2017 was $312,299, an increase of 34% from $232,275 for the same period ended September 30, 2016. The decreases and increases were primarily due to increases and decreases in the income received related to alternative investment products. There is no other operating fee income attributable to the holding segments. Other operating fee income constituted approximately 3% of the Company’s consolidated revenues for the three and nine months ended September 30, 2017 and approximately 2% of the Company’s consolidated revenues for the three and nine months ended September 30, 2016.

Operating expenses

Total operating expenses for the three months ended September 30, 2017 were $3,694,368, a decrease of 20% from $4,645,861 for the three months ended September 30, 2016. Total operating expenses for the nine months ended September 30, 2017 were $11,507,047, a decrease of 13% from $13,264,800 for the nine months ended September 30, 2016. The decreases resulted from the net decreases in the expense categories described below.

Compensation and benefits

Consolidated compensation and benefits expense for the three months ended September 30, 2017 was $344,674, a slight decrease from $345,020 for the same period ended September 30, 2016. Consolidated compensation and benefits expense for the nine months ended September 30, 2017 was $1,102,698, an increase of 6% from $1,044,677 for the same period ended September 30, 2016.

Compensation and benefits for the holding segment for the three months ended September 30, 2017 was a credit of $60,061, an increase of 592% from a credit of $8,682 for the same period ended September 30, 2016. Compensation and benefits for the holding segment for the nine months ended September 30, 2017 was $14,012, a decrease of 80% from an expense of $68,955 for the same period ended September 30, 2016. The increase and decrease is primarily due to changes in employee compensation in the form of paid time off was allocated to this segment.

Compensation and benefits for the broker dealer segment for the three months ended September 30, 2017 was $404,735, a 14% increase from $353,702 for the same period ended September 30, 2016. Compensation and benefits for the broker dealer segment for the nine months ended September 30, 2017 was $1,088,686, a 12% increase from $975,723 for the same period ended September 30, 2016. The increases were due to the recording of paid time off benefits allocated to this segment.

Commission expense

Commission expense for the three months ended September 30, 2017 was $3,028,630, a decrease of 24% from $3,978,901 for the same period ended September 30, 2016. Commission expense for the nine months ended September 30, 2017 was $9,373,638, a decrease of 18% from $11,387,667 for the same period ended September 30, 2016. The decrease is a result of the lower revenues received and to lower commissions paid to independent representatives in the broker dealer segment during the period ended September 30, 2017. There is no commission expense attributable to the other segments.

General and administrative expense

Consolidated general and administrative expenses for the three months ended September 30, 2017 were $320,917, an increase of 4% from $309,752 for the same period ended September 30, 2016. Consolidated general and administrative expenses for the nine months ended September 30, 2017 were $986,657, an increase of 24% from $796,705 for the same period ended September 30, 2016. The increase resulted from the net increases in the expense categories described below.

General and administrative expenses for the holding segment for the three months ended September 30, 2017 were $28,800, a 79% decrease from $135,964 for the same period ended September 30, 2016. The decreases were primarily due to reduced legal expenses over the period. General and administrative expenses for the holding segment for the nine months ended September 30, 2017 were $259,354, a 7% increase from $242,920 for the same period ended September 30, 2016. The increases were from an increase in expenses tied to outside services, legal expenses and utility expenses related to the new office building.

General and administrative expenses for the broker dealer segment for the three months ended September 30, 2017 were $317,617, an increase of 83% from $173,788 for the same period ended September 30, 2016. General and administrative expenses for the broker dealer segment for the nine months ended September 30, 2017 were $761,304, an increase of 27% from $553,784 for the same period ended September 30, 2016. The increases are from increases in rent, legal, outside services related to compliance and recruiting expenses.

For the three and nine month periods ended September 30, 2017 there was $25,500 and $34,000 respectively of general and administrative expenses related to the Company/Subsidiary arrangement for rent expense that were eliminated on the consolidated financial statements.

Depreciation

Consolidated depreciation expense for the three months ended September 30, 2017 was $8,647, a decrease of 29% from $12,188 for the same period ended September 30, 2016. Consolidated depreciation expense for the nine months ended September 30, 2017 was $44,054, an increase of 23% from $35,751 for the same period ended September 30, 2016. Decreases and increases resulted from the net changes in the expense categories described below.

Depreciation for the holding segment for the three months ended September 30, 2017 was a benefit of $1,464, a decrease of 247% from an expense of $996 for the same period ended September 30, 2016. The decrease in depreciation was due to fewer depreciable assets as a result of the disposal of assets during the three months ended September 30, 2017. Depreciation expense for the holding segment for the nine months ended September 30, 2017 was $13,061, an increase of 489% from $2,218 for the same period ended September 30, 2016. The increases in depreciation expenses were due to additional fixed assets purchased related to the new office building.

Depreciation expense for the broker dealer segment for the three months ended September 30, 2017 was $10,111, a decrease of 10% from $11,192 for the same period ended September 30, 2016. Depreciation expense for the broker dealer segment for the nine months ended September 30, 2017 was $30,993, a decrease of 8% from $33,533 for the same period ended September 30, 2016. The decreases are due to lower depreciable assets in 2017 than in 2016.

Interest expense

Interest expense for the three months ended September 30, 2017 was $8,453, an increase of 100% from zero for the same period ended September 30, 2016. Interest expense for the nine months ended September 30, 2017 was $20,714, an increase of 2,087% from $947 for the same period ended September 30, 2016. The increase is due to the interest payments made on the building mortgage during 2017 by the holding segment. There were no interest payments made on the building mortgage in the three and nine month periods ended September 30, 2016. There is no interest expense attributable to the other segments.

Liquidity and capital resources

Net cash provided by operating activities was $243,659 for the nine months ended September 30, 2017, as compared to net cash provided by operating activities of $233,089 during the nine months ended September 30, 2016. The difference corresponds to operating activities attributed to discontinued operations, commissions payable and the timing of payment/reimbursement on the E&O insurance within the broker dealer segment and income taxes.

Net cash used in investing activities was $133,066 for the nine months ended September 30, 2017, as compared to net cash provided by investing activities of $477,561 for the nine months ended September 30, 2016. The primary difference corresponds with repayment of the Baron notes receivable in early 2016, improvements made on the recently purchased office space and the deductions to oil and gas properties attributed to discontinued operations in 2017.

Net cash provided by financing activities was 200,000 for the nine months ended September 30, 2017, as compared to net cash used in financing activities of $50,000 for the nine months ended September 30, 2016. The primary difference corresponds with the proceeds of long-term borrowings for the improvements made on the recently purchased office space.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

Item 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2017	-	-	-	$597,754
August 2017	-	-	-	$597,754
September 2017	-	-	-	$597,754
Total	-	-	-	$597,754

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101 CAL	XBRL Taxonomy Extension Calculation Linkbase
101 DEF	XBRL Taxonomy Extension Definition Linkbase
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase

CAPITAL FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	November 14, 2017	By /s/ Gordon Dihle
Gordon Dihle
Chief Executive Officer & President (Principal Executive Officer)
Date:	November 14, 2017	By /s/ Elizabeth Colby
Elizabeth A. Colby
Chief Financial Officer & Corporate Secretary
(Principal Financial Officer)