Form 10-K
period 2017-12-31
Capital Financial Holdings, Inc
filed 2018-04-18
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of  ____________________
to _____________________

Commission File Number 000-25958

CAPITAL FINANCIAL HOLDINGS, INC. (The Company)
(Exact name of registrant as specified in its charter)

North Dakota	45-0404061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1821 Burdick Expressway W.
Minot, North Dakota 58701
(Address of principal executive offices)

701.837.9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock;$.0001 par value

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
Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 30, 2018 was $529,100, based on the last reported sale price. For purposes of this calculation, the Registrant has assumed that its board of directors, executive officers and holders of greater than five percent of the Registrant’s shares are affiliates.

On March 15, 2018, there were 1,241 shares of the issuer’s common equity outstanding.

References in this Annual Report on Form 10-K to the “Company”, “CFH”, “we”, “us”, “its” or “our” includes the subsidiary, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2018, are incorporated by reference in certain sections of Part III.

FORM 10-K

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

The Company has one operating subsidiary, Capital Financial Services, Inc. (“CFS” or the “broker-dealer subsidiary”) a FINRA member broker-dealer.

The Company is a financial services holding company that, through its broker dealer subsidiary, Capital Financial Services, Inc., provides brokerage, investment advisory, insurance and related services. The Company operates in a highly regulated and competitive industry that is influenced by numerous external factors such as economic conditions, marketplace liquidity and volatility, monetary policy, global and national political events, regulatory developments, competition, and investor preferences. The Company’s revenues and net earnings may be either enhanced or diminished from period to period by such external factors. The Company remains focused on continuing to reduce redundant operating costs, upgrade operating efficiency, recruit quality representatives, and grow our revenue base. The Company provides broker-dealer services in support of trading and investment by its representatives’ customers in corporate equity and debt securities, U.S. Government securities, municipal securities, mutual funds, private placement alternative investments, variable annuities and variable life insurance. The Company also provides investment advisory services for its representative’s customers.

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

On June 9, 2014, the Company launched a wholly owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. sought opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. In the first quarter of 2017, all of the natural resource assets were disposed of by CNR and CNR was dissolved on April 21, 2017. As of December 31, 2016, the natural resource subsidiary, Capital Natural Resources, Inc., met the definition of discontinued operations.

PART I

Item 1. Business

Overview

Capital Financial Holdings, Inc. (“CFH”) derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

The Company organizes its business units into two reportable segments: Broker-Dealer Services and Holding Company. The Broker-Dealer Services segment distributes securities and insurance products to retail investors through a network of registered representatives. A former Natural Resource segment sought opportunities in petroleum and natural gas exploration and production. In the first quarter of 2017, all of the natural resource assets were disposed of by the Natural Resource segment and the segment met the definition of discontinued operations as of December 31, 2016.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1821 Burdick Expressway W., Minot, North Dakota 58701. As of December 31, 2017, the Company had 17 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

Business Development

On June 9, 2014, the Company launched a wholly owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. sought opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. In the fourth quarter of 2016, the Company determined to dispose of its natural resource assets in order to concentrate on its core business of broker-dealer services to enable a more efficient use of its personnel and financial resources. In the first quarter of 2017, all of the natural resource assets were disposed of by CNR and CNR was dissolved on April 21, 2017. As of December 31, 2016, the natural resource subsidiary, Capital Natural Resources, Inc., met the definition of discontinued operations.

The Company’s Subsidiaries

The Company organizes its business units into two reportable segments: Broker-Dealer Services and Holding Company. The Broker-Dealer Services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The Holding Company encompasses cost associated with ownership of its office building, business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Capital Financial Holdings, Inc. derives all of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

Capital Financial Services, Inc.

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 144 investment representatives and investment advisors.

Capital Natural Resources, Inc.

On June 9, 2014, the Company launched a wholly-owned operating subsidiary, Capital Natural Resources, Inc., a Colorado corporation. Capital Natural Resources, Inc. sought opportunities related to natural resources in the United States, including petroleum, natural gas, and/or other minerals, water resources and land. In the fourth quarter of 2016, the Company determined to dispose of its natural resource segment in order to concentrate on its core business of broker-dealer services to enable a more efficient use of its personnel and financial resources. In the first quarter of 2017, all of the natural resource assets were disposed of by CNR and CNR was dissolved on April 21, 2017. As of December 31, 2016, the natural resource subsidiary, Capital Natural Resources, Inc., met the definition of discontinued operations.

Description Of Business

Brokerage Commissions

CFS’s primary source of revenue is commission revenue in connection with sales of shares of mutual funds, insurance products, and various other securities. CFS receives commission and Rule 12b-1 servicing revenue generated from the sale of investment products originated by its registered representatives. CFS also receives investment advisory revenue as a registered investment advisor. CFS pays a portion of the revenue generated to its registered representatives and retains the balance. Commission incomeand the related clearing expenses are recorded based on the trade date. The revenue earned from 12b-1 is recognized ratably over the period received. Investment advisory fees are derived from account management and investment advisory services. These fees are determined based on a percentage of the customer’s assets under sponsor management or a flat fee, may be billed monthly or quarterly and recognized ratably over the period received. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company operates under the provision of Paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and, accordingly, is exempt from the remaining provisions of that rule. To the best of its knowledge the Company met the identified exemption provisions from January 1, 2017 to December 31, 2017 without exception.

Since 1993, FINRA rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through broker-dealers. From time to time, Congress and the SEC have considered adding amendments to Rule 12b-1 and other statutory provisions and rules that regulate the distribution of mutual fund shares. The effect of the rule amendments and other legislative or regulatory actions might be to limit the amount of fees that could be paid pursuant to a fund’s 12b-1 Plan in a situation where a fund has no, or limited, new sales for a prolonged period of time, as well as the imposition of other limits on the use of fund assets to pay for distribution.

Competition

The Company derives substantially all of its revenues from commission revenue earned in connection with sales of shares of mutual funds, insurance products and various other securities, and also receives investment advisory revenue.

The Company participates in retail brokerage, a highly competitiverelated sector of the financial services industry. The Company competes directly with full-service stock brokerage firms, insurance companies, banks, regional broker-dealers, other independent broker-dealers, and other financial institutions, as well as investment advisory firms. Each of these competitors offer to the public many of the same investment products and services offered by the Company. Further, other broker-dealers providing the same services heavily recruit the representatives and advisors transacting business through the Company. This competition forces the Company to maintain high levels of support services and commission payouts for these representatives and advisors. These high levels of services and payouts could have a materially adverse effect on the Company’s earnings.

Recent Developments

In the fourth quarter of 2016, the Company determined to dispose of its natural resource segment in order to concentrate on its core business of broker-dealer services to enable a more efficient use of its personnel and financial resources. As of December 31, 2016, the segment met the definition of discontinued operations. The sale of the assets of the natural resource segment was completed on March 3, 2017 for cash of $66,200. Impairment on its oil and gas properties was recorded based upon the actual value of the assets as determined by sale of the assets in open unreserved auction through an independent nationally recognized oil and gas property auction facility as of December 31, 2016. The natural resource entity was dissolved on April 21, 2017.

Availability Of Sec Reports

All SEC reports may beviewed and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. local time. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

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

Item 1A. Risk Factors

Not Applicable as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

Not Applicable as a Smaller Reporting Company.

Item 2. Properties

The Company’s principal offices are located at 1821 Burdick Expressway W., Minot, North Dakota 58701 in a commercial office building which the Company purchased on November 16, 2016 from Evanmark Enterprises, LLC for $975,000, exclusive of closing costs of $9,091. The Company paid $509,091 at closing with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center in the principal amount of $675,000, $475,000 of which was applied to the purchase price of the office building and $200,000 of which was utilized for renovations to the building. Renovations to the building at a cost of $221,264 were made in 2017 to bring the final cost of the land and building to $1,195,355. The loan carries a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. The Company moved into the building in June of 2017 and occupies 6,188 square feet in the office facility, of which approximately 5,817 square feet of office space is utilized by CFS, the Company’s wholly owned broker-dealer subsidiary. CFS pays $8,500 per month to the Company on a month-to-month basis for the portion of the office facility utilized by it. Approximately 4,152 square feet in a separate section of the building remains vacant and is available as an office rental unit or for expansion. The Company believes that the office facility is adequate for the Company’s operating needs.

Item 3. Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2017, the Company was a defendant in seven on-going suits or arbitrations as discussed above. On January 19, 2018, the Company settled one of the aforementioned arbitration cases without admission of liability. Payment of $55,249 was made February 14, 2018, and recorded as a liability on December 31, 2017. On February 15, 2018, the Company settled another one of the aforementioned arbitration cases without admission of liability. Payment of $35,000 was made March 19, 2018, and recorded as a liability on December 31, 2017.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”). A finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact; negligent misrepresentation; equitable indemnity and declaratory relief. On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman. The parties acknowledged that as between the Company and Mr. Carlson, one hundred percent (100%) of the settlement proceeds paid to them was for the alleged damage or harm to goodwill (and loss of goodwill). The settlement proceeds were received on December 4, 2014 and charged against goodwill carried on the consolidated financial statements of the Company. In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier, Arch Specialty Insurance Company (“Arch”), in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. The actions were for declaratory relief in connection with a dispute over whether Arch was entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman. On approximately September 14, 2016, the Company and Arch agreed to settle the matter, on October 14, 2016 a Stipulation and Order for Dismissal was filed with the Court, and on October 24, 2016 the Court entered an order dismissing the case, including all claims, counterclaims and third party claims with prejudice with no costs assessed to any party.

Item 4. Mine Safety Disclosure

Not applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about the Company’s Common Stock

The Company’s Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company’s common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share forward split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On June 19, 2013, the shareholders of the Company approved a 1:10,000 reverse stock split, which took effect on August 14, 2013. On December 31, 2017, the closing price of the Company’s Common Shares on the OTC Bulletin Board was $1,000 per share. At March 30, 2018, there were approximately 300 shareholders of record.

The following table sets forth the high and low closing prices for the Company’s common stock. The quotations reflect post-reverse stock split, inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2017		2016
	Fiscal Year		Fiscal Year
Quarter	High	Low	High	Low

First Quarter	$1,400	$1,400	$2,500	$855
Second Quarter	$1,400	$1,400	$2,350	$1,600
Third Quarter	$1,850	$1,100	$2,000	$1,600
Fourth Quarter	$1,000	$1,000	$2,000	$1,400

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None.

Smaller Reporting Company Repurchases of Equity Securities:

In November of 1997, the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of its outstanding common stock from time to time in the open market. As of December 31, 2017 the approximate dollar value of shares that may yet be purchased under the plans or programs was $597,754.

Item 6. Selected Financial Data

Not Applicable as a Smaller Reporting Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements and notes included in this Annual Report on Form 10-K.

General

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities as well as advisory fees through Capital Financial Services, Inc. (“CFS”), the Company’s broker-dealer subsidiary.

Results Of Operations

The following table sets forth, for the periods indicated, amounts included in the Company’s Consolidated Statements of operations and the percentage change in those amounts from period to period.

	2017	2016	Variance 2017 to 2016
OPERATING REVENUES
Fee income	$1,616,970	$1,227,001	$31%
Commission income	$13,481,827	$15,946,037	$15%
Other income	$156,932	$50,329	$211%
Other fee income	$313,462	$335,122	$(6)%
Total revenue	$15,569,191	$17,558,489	$11%
OPERATING EXPENSES
Compensation and benefits	$1,458,152	$1,490,033	$(2)%
Commission expense	$12,739,243	$14,987,254	$15%
General and administrative expenses	$1,307,222	$1,352,032	$(3)%
Depreciation	$62,705	$47,796	$31%
Loss on disposal of assets	4,195	–	100%
Total operating expenses	$15,571,517	$17,877,115	$13%

OPERATING INCOME (LOSS)	$(2,326)	$(318,626)	$(99)%

OTHER INCOME/ EXPENSES
Interest expense	$(29,039)	$(2,814)	$932%
Total other income/expenses	$(29,039)	$(2,814)	$932%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(31,365)	$(321,440)	$90%

INCOME TAX BENEFIT (EXPENSE)	$(85,933)	$61,542	$240%

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(117,298)	$(259,898)	$55%

DISCONTINUED ASSETS HELD FOR SALE	$–	$(157,863)	$100%

NET INCOME (LOSS)	$(139,613)	$(417,761)	$66%
Net income(loss) per common share, basic and diluted:
Continuing	(95)	(209)
Discontinued	(18)	(127)

Weighted average common shares outstanding:
Basic and diluted	1,241	1,241

Year Ended December 31, 2017, compared with Year Ended December 31, 2016:

Operating Revenues—Total continuing operating revenues for 2017 were $15,569,191, an 11% decrease from $17,558,489 in 2016. The decrease resulted from the net decreases in the income categories described in the paragraphs below. There are no material operating revenues from the Holding Company.

Fee Income—Fee income for 2017 was $1,616,970, a 32% increase from $1,227,001 in 2016. The increase was due to an increase in fees received by the Broker-Dealer Services segment as a result of an increase in assets under management in the Broker-Dealer Services segment’s registered investment advisor. Assets under management as of period ended December 31, 2017 were approximately $279,888,000 compared to approximately $174,006,000 during the same period ended 2016.

The Company earns investment advisory fees in connection with the Broker-Dealer Services segment’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as a commission expense and retains the balance. These fees constituted 10% of the Company’s consolidated revenues in 2017 compared to 7% in 2016.

Commission Income—Commission income includes all concessions received. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2017 was $13,481,827, a 15% decrease from $15,946,037 in 2016. A reduction in the number of registered investment advisors affiliated with the Company between 2017 and 2016 accounted for the decrease in commission income. Future market conditions and fluctuations within the makeup of the Company’s representatives will continue to impact commission levels. Commission revenues constituted 87% of the Company’s consolidated revenues in 2017 and 91% in 2016.

Other Fee Income—Other fee income for 2017 was $313,462, a 6% decrease from $335,122 in 2016. The decrease was due primarily to a decrease in marketing fees from sales on alternative investments. Other fee income constituted 2% of the Company’s consolidated revenues in 2017 compared to 2% in 2016.

Other Income—Other income for 2017 was $156,932, a 211% increase from $50,329 in 2016. The increase was due primarily to an increase in income received from miscellaneous fees charged related to the Broker-Dealer Services segment. Other income constituted 1% of the Company’s consolidated revenues in 2017 and less than 1% in 2016.

Gross Margin – The Company’s gross margin for the year ended December 31, 2017 was 13.5% and 15% in 2016. The gross margin consists of the difference between continuing operating revenues and commission expense.

Operating Expenses—Total continuing operating expenses for 2017 were $15,571,517, a 13% decrease from $17,877,115 in 2016. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and Benefits—Consolidated compensation and benefits expense for 2017 was $1,458,152 a 2% decrease from $1,490,033 in 2016. The decrease resulted primarily from a decrease in the number of employees. Salaries and wages were $1,265,582 during the period ended December 31, 2017 compared to $1,308,290 during the same period ended in 2016. Insurance premiums were $127,181 during the period ended December 31, 2017 compared to $140,780 during the same period ended in 2016.

Commission Expense—Commission expense for 2017 was $12,739,243, a 15% decrease from $14,987,254 in 2016. The decrease in commissions corresponds with the decrease in concessions received within the broker dealer segment. There was no commission expense for the other segments.

Impairment Expense—There was an impairment expense of $190,094 recorded in 2016 related to assets held for sale in discontinued operations. There was no impairment expense for the other segments in 2017 or 2016.

General and Administrative Expenses—Consolidated general and administrative expenses for 2017 were $1,307,222, a 3% decrease from $1,352,032 in 2016. The decrease resulted from net increases and decreases in the Company’s subsidiaries. General and administrative expenses for the Holding Company segment for 2017 were $294,169, a decrease of 22% from $375,580 in 2016. The decrease is due to lower legal and settlement expenses. General and administrative expenses for the Broker-Dealer Services segment for 2017 were $1,013,053, an increase of 4% from $976,452 in 2016. The increase resulted from an increase in settlements paid, due diligence expenses and licensing fees. General and administrative expenses for discontinued operations were $0 for 2017, a 100% decrease from $82,345 in 2016. The decrease is due to the cessation of operating expenses tied to the oil leases within the discontinued operations.

Depreciation—Consolidated depreciation for 2017 was $62,705, a 31% increase from $47,796 in 2016. Depreciation for the Holding Company segment for 2017 was $21,356, an 559% increase from $3,238 in 2016. Depreciation for the Broker-Dealer Services segment for 2017 was $41,349, a 7% decrease from $44,558 in 2016. The depreciation expense in 2017 for discontinued operations was immaterial and is carried in discontinued operations on the income statement.

Interest Expense—Interest expense was $29,039 for 2017, a 930% increase from $2,814 in 2016. The difference is due to interest payments made within the Holding Company segment on the building loan. There was no material interest expense in the other segments for 2017 or 2016.

Interest Income—Consolidated interest income was $0 for 2017, an 100% decrease from $16,206 in 2016. Interest income in 2016 was related to discontinued operations and is reported in discontinued operations on the income statement. There is no material interest income in the other segments for 2017 or 2016.

Depletion—Depletion expense was $0 for 2017, a 100% decrease from $18,887 in 2016. The 2016 depletion expense is attributed to discontinued operations and is carried in discontinued operations on the income statement. There is no depletion expense attributed to the Holding Company segment or the Broker-Dealer segment.

Financial Condition

On December 31, 2017, the Company’s assets aggregated $15,135,259, an increase of 2% from $4,954,985 in 2016, due to an increase in fixed assets. On December 31, 2017, the Company’s working capital was $803,217, an increase of 37% from $584,196 in 2016. The increase was due to an increase in cash and cash equivalents, offset by an increase in liabilities. Stockholder’s equity was $1,923,883 on December 31, 2017, compared to $2,125,545 on December 31, 2016.

Cash provided by operating activities was $460,675 for the year ended December 31, 2017, as compared to net cash used for operating activities of ($22,311) for the year ended December 31, 2016. Cash provided by operating activities during the year ended December 31, 2017, results from a reduction in accounts receivable and increase in accounts payable.

Net cash used for investing activities was $166,424 for the year ended December 31, 2017, as compared to net cash used for investing activities of ($506,404) for the year ended December 31, 2016. During the year ended December 31, 2017, the net cash used for investing activities was from the renovation of the new commercial office building. During the year ended December 31, 2016, the cash used by investing activities was from the purchase of the new commercial office building.

Net cash provided by financing activities was $132,469 for the year ended December 31, 2017, as compared to net cash provided by financing activities of $425,000 for the year ended December 31, 2016. Cash provided by financing activities during the year ended December 31, 2017, consists of proceeds from long term borrowing attributed to the purchase of commercial office building. Cash used for financing activities during the year ended December 31, 2016, consists of net amounts of payments on short term borrowings and proceeds from long term borrowing attributed to the purchase of the commercial office space.

Liquidity And Capital Resources

On December 31, 2017, the Company’s working capital was $803,217 compared to $584,196 in 2016. On December 31, 2017, the Company held $1,794,896 in cash and cash equivalents, as compared to $1,368,176 on December 31, 2016. Liquid assets, which consist of cash and cash equivalents, totaled $1,794,896 at December 31, 2017, as compared to $1,368,176 on December 31, 2016. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report On Internal Control Over Financial Reporting

Management of Capital Financial Holdings, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles (“GAAP”).

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officersand Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed herewith or incorporated herein by reference as set forth below:

3.1
Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in the Company’s Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004).

3.2	Articles of Amendment to Articles of Incorporation filed with the North Dakota Secretary of State on June 5, 2009.

3.3	Amended Bylaws of the Company adopted June 9, 2010.

3.4	Articles of Amendment to Articles of Incorporation filed with the North Dakota Secretary of State on July 15, 2013.

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

4.3	Instruments defining rights of holders of securities: (See Exhibit 3.1 & 3.4)

10.55
Uniform Offer to Purchase between the Company and Evanmark Enterprises, LLC dated September 12, 2016 (incorporated by reference to Exhibit 10.55 contained in the Company’s Form 8-K filed with the Commission on November 3, 2016)

10.56	Promissory Note and Mortgage between the Company and American Bank Center dated November 15, 2016.

14.1	Code of Ethics of Capital Financial Holdings, Inc..

21.1	Subsidiaries of the Company.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: April 17, 2018	By:	/s/ Gordon Dihle
Gordon Dihle
Interim Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2018	By:	/s/ Nicole Bertsch
Nicole Bertsch
Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature & Title

Date: April 17, 2018	By:	/s/ Gordon Dihle
Gordon Dihle, Director, Interim Chief
Executive Officer

Date: April 17, 2018	By:	/s/ Nicole Bertsch
Nicole Bertsch, Interim Chief
Financial Officer

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARY

TABLE OF CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1 – F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-3 - F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7 – F-8
Notes to Consolidated Financial Statements	F-9 – F-23

DAVE BANERJEE, CPA An Accountancy Corporation – Member AICPA and PCAOB 21860 Burbank Blvd., Suite 150, Woodland Hills, CA 91367. (818) 657-0288. FAX (818) 657-0299. (818) 312-3283

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Capital Financial Holdings, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Capital Financial Holdings, Inc. (the "Company") and its subsidiaries as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity and cash flow, for the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of Capital Financial Holdings, Inc. and its subsidiaries as of and for the year ended December 31, 2016 were audited by other auditors whose report dated March 30, 2017 expressed an unqualified opinion on those statements, a copy of which is attached.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Dave Banerjee, CPA, an Accountancy Corporation

We have served as the Company's auditor since 2017.
Woodland Hills, CA
April 17, 2018

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

/s/ Hein & Associates LLP

Denver, Colorado
March 30, 2017

NOTE: Only the year ended December 31, 2016 is presented in the following Financial Statements. The December 31, 2016 Financial Statement information is presented in with certain accounts reclassified to conform to the December 31, 2017 Financial Statement presentation, which reclassifications have no net effect on net income, total assets, total liabilities or net equity for the year ended December 31, 2016. Year ended December 31, 2016, 2015 and 2014 Financial Statement information is presented in Form 10-K filed for the year ended December 31, 2016.

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

ASSETS

	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$1,794,896	$1,368,176
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2017 and 2016)	1,824,995	1,932,933
Prepaids	55,466	61,709
Current assets of discontinued operations	–	6,375
Total Current Assets	$3,675,357	$3,369,193

PROPERTY AND EQUIPMENT
Land	$98,409	$98,409
Building	1,096,946	875,682
Furniture, fixtures and equipment	348,363	543,601
Less accumulated depreciation	(271,747)	(422,058)
Property and equipment of discontinued operations	–	72,616
Net property and equipment	$1,271,971	$1,168,250

OTHER ASSETS
Deferred tax asset – non-current	187,931	417,542
Total other assets	$187,931	$417,542

TOTAL ASSETS	$5,135,259	$4,954,985

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2017	2016
CURRENT LIABILITIES
Accounts payable and accrued expenses	$496,875	$292,987
Commissions payable	2,029,467	2,027,962
Income taxes payable	10,859	10,187
Other current liabilities	1,749	12,963
Current liabilities of discontinued operations	–	7,434
Total current liabilities	$2,538,951	$2,351,533

NON CURRENT LIABILITIES
Building mortgage	$672,426	$475,000
Noncurrent liabilities of discontinued operations	–	2,907
Total noncurrent liabilities	$672,426	$477,907

TOTAL LIABILITIES	$3,211,377	$2,829,440

STOCKHOLDERS’ EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 shares issued and 0 outstanding	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,523,873)	(8,322,211)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$1,923,883	$2,125,545

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,135,259	$4,954,985

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

REVENUES
Fee income	$1,616,970	$1,227,001
Commission income	13,481,827	15,946,037
Other income	156,932	50,329
Other fee income	313,462	335,122
Total revenue	$15,569,191	$17,558,489

EXPENSES
Compensation and benefits	$1,458,152	$1,490,033
Commission expense	12,739,243	14,987,254
General and administrative expenses	1,307,222	1,352,032
Depreciation	62,705	47,796
Loss on Disposal of Assets	4,195	–
Total operating expenses	$15,571,517	$17,877,115

INCOME (LOSS) OF CONTINUING OPERATIONS	$(2,326)	$(318,626)

OTHER INCOME/ EXPENSES
Interest expense	$(29,039)	$(2,814)
Total other income/ expenses	$(29,039)	$(2,814)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX	$(31,365)	$(321,440)

INCOME TAX BENEFIT (EXPENSE)	$(85,933)	$61,542
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(117,298)	$(259,898)

DISCONTINUED OPERATIONS	$(22,315)	$(157,863)

NET INCOME (LOSS)	$(139,613)	$(417,761)

Net income (loss) per common share, basic and diluted:
Continuing	$(95)	$(209)
Discontinued	$(18)	$(127)

Weighted average common shares outstanding:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Amounts		Shares
	2017	2016	2017	2016

Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	3,050,000	3,050,000
Preferred stock issued	–	–	–	–
Balance, end of year	$1,525,000	$1,525,000	3,050,000	3,050,000

Common stock and additional paid-in capital
Balance, beginning of year	$10,222,756	$10,222,756	1,241	1,241
Balance, end of year	$10,222,756	$10,222,756	1,241	1,241

Accumulated deficit
Balance, beginning of year	$8,322,211	$(7,904,450)
Net income (loss)	(139,613)	(417,761)
Capital dividends	(62,050)	–
Balance, end of year	$8,523,874	$(8,322,211)

Treasury stock and additional paid-in capital
Balance, beginning of year	$(1,300,000)	$(1,300,000)
Purchase of preferred stock	–	–
Balance, end of year	$(1,300,000)	$(1,300,000)

Total stockholders’ equity	$1,923,882	$2,125,545

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(139,613)	$(417,761)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	62,705	48,412

Impairment on discontinued operations	–	190,094
Depletion	–	18,887
Provision (benefit) for deferred income taxes	229,611	(175,966)
Effects on operating cash flows due to changes in:
Accounts receivable	107,938	(134,109)
Income taxes payable (receivable)	672	(51,480)
Prepaids	12,618	51,311
Severance escrow	-	(258)
Commissions payable	1,505	315,853
Accounts payable	203,888	144,109
Other liabilities	(18,649)	(11,403)

Net cash provided by (used for) operating activities	$460,675	$(22,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (Purchase) of property and equipment	$54,840	$(22,313)
Purchase of building	(221,264)	(984,091)

Payment received on notes receivable	–	500,000

Net cash used for investing activities	$(166,424)	$(506,404)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(62,050)	$–
Proceeds from long-term borrowing	194,519	475,000
Payments on short-term borrowing	–	(50,000)

Net cash provided by (used for) financing activities	$132,469	$425,000

CASH ADJUSTMENT FROM CHANGE IN ACCOUNT CLASSIFICATION
Reclassification of Employee Severance Escrow Account from Other Assets to Cash and Cash Equivalents	–	$258,186
Reclassification of Clearing Account Deposits From Other Assets to Cash and Cash Equivalents	–	179,279

Net cash adjustment by reclassification of accounts	–	$433,465

NET [INCREASE/DECREASE] IN CASH AND CASH EQUIVALENTS	$426,720	$329,750
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,368,176	1,038,426
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,794,896	$1,368,176

	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$29,039	$2,814
Income taxes	$10,187	$73,750

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Impairment on discontinued operations	$–	$190,094

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 1—NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and significant accounting policies of Capital Financial Holdings, Inc., and its Subsidiaries are presented to assist in understanding the Company’s consolidated financial statements.

Nature of operations—Capital Financial Holdings, Inc., (the “Company”) is the parent company of Capital Financial Services, Inc. Capital Financial Holdings, Inc. was established in September 1987 as a North Dakota corporation. Headquartered in Minot, North Dakota, the Company is marketing its services throughout the United States. The Company currently has two reporting segments:

Broker-Dealer Services

The Company derives all of its operating revenues from Capital Financial Services, Inc. through investment advisory fees as well as commissions earned from sales of mutual funds, insurance products, and various other securities. CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 144 investment representatives and investment advisors.

The Company operates under the provision of Paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and, accordingly, is exempt from the remaining provisions of that rule. To the best of management’s knowledge and belief the Company met the identified exemption provisions from January 1, 2017 to December 31, 2017 without exception.

Holding Company

The Company encompasses cost associated with ownership of its office building, business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

Principles of consolidation—The consolidated financial statements include the accounts of Capital Financial Holdings, Inc., and its subsidiary Capital Financial Services, Inc. (“CFS”). All significant inter-company transactions and balances have been eliminated in the accompanying consolidated financial statements.

Concentrations—Capital Financial Holdings, Inc. derives all of its revenues and net income from sales of mutual funds, insurance products, and various other securities through CFS, the Company’s broker-dealer subsidiary. The Company’s revenues are largely dependent on the sales activity of registered representatives operating as independent contractors. Accordingly, fluctuations in financial markets and the composition of assets under management impact revenues and results of operations.

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

Clearing Deposits—The Company has “Deposit Accounts” with each of its Clearing Firms, as set forth in each of the Clearing Agreements. Upon termination or expiration of these agreements, the Clearing Firms would deliver the balance of these accounts to the Company. As of December 31, 2017 and 2016, the balance in the Company’s Dain account, Pershing account and NSCC was $35,000, $100,000 and $40,279, respectively. These deposits are included in Cash and cash equivalents.

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

Goodwill—The Company accounts for goodwill under the FASB accounting and reporting standards for goodwill and other intangible assets, which requires that goodwill and indefinite-lived other intangible assets deemed to have an indefinite useful life be assessed annually for impairment using fair value measurement techniques. As of December 31, 2017, the Company no longer has a value for goodwill.

Property and equipment—Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives of 5-7 years.

Other assets—Other assets include other miscellaneous assets.

Advertising—Costs of advertising and promotion are expensed as incurred. There were no advertising and promotion costs in 2017 or 2016.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 1,241 in 2016 and 2017. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, written put options, and preferred shares.

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

Severance Escrow—The Company’s severance escrow accounts are restricted cash held in third-party administered escrow accounts for the sole purpose of funding certain employee severance plans established in 2010 by the Company’s Board of Directors for the benefit of and with the purpose of retaining its employees. These funds are held in escrow accounts pursuant to several Involuntary Termination Severance Pay Plans and are not available to the Company for use other than the Involuntary Termination Severance Plan purposes nor is it accessible to creditors of the Company. These restricted cash accounts, totaling $157,911 in 2017 and $258,185 in 2016 are included in Cash and cash equivalents.

Reclassification—Certain amounts from 2016 have been reclassified to conform to the 2017 presentation. These reclassifications had no effect on the Company’s net income/(loss), total assets, total liabilities or net equity.

Concentration of Credit Risk—The Company has a concentration of credit risk for cash deposits at various financial institutions. These deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts.

Recent Accounting Developments

ASU 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently evaluating the impact of its pending adoption of ASU 2014-15.

ASU 2016-02 —Leases (Topic 842): In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements beginning January 1, 2019.

ASU 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the amendments by using one of the following two methods: (1) retrospective application to each prior reporting period presented, or (2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, includinginterim periods within that reporting period, with early adoption permitted. Subsequent to issuing ASU 2014-09, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2014-09. The subsequently issued ASUs have the same effective date and transition requirements as ASU 2014-09. The Company plans to adopt the revenue recognition standard as of January 1, 2018. While the Company has not yet identified any material changes in the timing of revenue recognition, its review is ongoing. Upon adoption, we plan to use a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings. Our implementation efforts include identifying revenues and costs within the scope of the standard, analyzing contracts and reviewing potential changes to our existing revenue recognition accounting policies. The Company continues to evaluate the potential impacts that these revenue recognition standards may have on our consolidated financial statements, including the incremental costs of obtaining contracts, gross versus net reporting, and additional disclosure requirements. The Company is still evaluating the impact the adoption of this new guidance will have on our financial position and results of operations. We are also still evaluating the impact to our disclosures as a result of adopting this new guidance but does not anticipate a material impact to the Company.

ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment becomes effective for public companies for fiscal years beginning after December 15, 2017. The pronouncement would impact the presentation of certain items on the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and/or corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Should the Company have any of the aforementioned items, they would be presented on the statement of cash flows in accordance to ASU 2016-15. Early adoption is permitted, but the entity must adopt all of the amendments in the same period. The Company is currently assessing the requirements of this guidance, but does not anticipate a reporting impact on the Company.

ASU 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update do not change the characteristics of a primary beneficiary in current generally accepted accounting principles (GAAP). Therefore, a primary beneficiary of a VIE has both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this Update require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and,on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has determined that there is no impact.

ASU 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the requirements of this guidance and has not yet determined the potential impact.

ASU 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the requirements of this guidance and has not yet determined the potential impact.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2017 and 2016 consist of checking and savings accounts of $1,461,706 and $934,711, respectively. At December 31, 2017 and 2016, the Company had severance escrow balances of $157,911 and $258,185, respectively. The Company’s severance escrow accounts are restricted cash held in third-party administered escrow accounts for the sole purpose of funding certain employee severance plans which are included in Cash and cash equivalents. The Company had deposit accounts with clearing firms of $100,000, $35,000 and $40,279 with Pershing, Dain and NSCC, respectively on December 31, 2017 and December 31, 2016 which are included in Cash and cash equivalents.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2017 and 2016, consists of the following:

	2017	2016

Office furniture and equipment	$348,363	$543,601
Land	98,409	98,409
Building	1,096,946	875,682
Accumulated depreciation	(271,747)	(422,058)
Property and equipment of discontinued operations	—	72,616
	$1,271,971	$1,168,250

Depreciation expense for continuing operations totaled $62,705 and $47,796 in 2017 and 2016, respectively.

NOTE 4—BUSINESS VENTURES

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc. (“CNR”), by acquiring 1,000,000 shares, .001 par value common stock of Capital Natural Resources, Inc. for the amount of $100,000. Capital Natural Resources, Inc. sought opportunities related to natural resources in the United States, including petroleum, natural gas and/or other minerals, water resources and land. In the fourth quarter of 2016 the Company determined to dispose of its natural resource assets.

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

In the fourth quarter of 2016 the Company determined to dispose of its natural resource segment. In the first quarter of 2017 all of the natural resource assets described above were sold for $66,200 with an effective date of transfer of December 31, 2016 in accordance with industry practice. As of December 31, 2016, CNR met the definition of a discontinued operation.

NOTE 5 – DISCONTINUED OPERATIONS

On March 2 and 3, 2017, the Company sold the assets in its natural resource segment, Capital Natural Resources, Inc. The sale included all of the leases and coal, mineral, water and surface interests with an effective date of December 31, 2016 in accordance with industry practice.

The summarized balance sheet for discontinued operations is presented below:

	2017	2016

Current Assets
Accounts receivable	—	$5,626

Prepaids	—	749
Total current assets	—	$6,374

Property and Equipment
Oil and natural gas properties, Full Cost Method of Accounting	—	$61,829
Less accumulated depletion	—	(29,354)
Equipment	—	4,690
Less accumulated depreciation	—	(816)
Other property holdings	—	36,267
Net property and equipment	—	$72,616

Total Assets	—	$78,990

Current liabilities
Accounts payable	—	$7,434
Total current liabilities	—	$7,434

Noncurrent liabilities
Asset retirement obligation	—	$2,907

Total noncurrent liabilities	—	$2,907

Stockholder’s Equity
Common Stock	—	$300,400
Accumulated deficit	—	(231,751)
Total stockholder’s equity	—	$68,649

Total liabilities and stockholder’s equity	—	$78,990

The results of operations of Capital Natural Resources, Inc. are included in the Company’s Consolidated Statements of operations as discontinued operations.

The Company recorded impairment on the assets held for sale as of December 31, 2016. The proceeds of the sale, after giving effect to any working capital adjustments, were allocated among the Holding Company.

The summarized income from discontinued operations is presented below:

	2017	2016
Operating Revenues
Oil lease income	—	$64,785
Total operating revenue	—	$64,785

Operating Expenses
Compensation and benefits	$—	$55,097
Impairment	—	190,094
Lease operating expense	—	73,256
General and administrative	22,315	9,088
Depletion	—	18,887
Depreciation	—	616
Total operating expenses	$22,315	$347,038

Operating loss	$(22,315)	$(282,253)

Other income (expenses)
Interest expense	—	$(847)
Interest income	—	16,206
Total other income (expenses)	$—	$15,359

Income (Loss) of discontinued operations before income tax expense	$(22,315)	$(266,894)

Income tax (expense) benefit	—	$109,031

Net income (loss)	$(22,315)	$(157,863)

The Company did not reclassify its Statements of Cash Flows to reflect the various discontinued operations. Cash flows from 2016 are combined with the cash flows from continuing operations within each of the categories presented. Cash flows from discontinued operations are as follows:

Net cash provided by operating activities	$–
Net cash provided by investing activities	$66,200
Net cash used for financing activities	$–

NOTE 6—LINE OF CREDIT

On September 12, 2016, the Company obtained a one year term line of credit with American Bank Center in the amount of $500,000. The line of credit had a variable interest rate of 1.509 percent above Wall Street Journal U.S. Prime Rate which was 3.5% as of December 31, 2016. The line of credit expired on September 12, 2017 without being utilized. For the periods ended December 31, 2017 and December 31, 2016, the Company had no outstanding balance against this line of credit. As of December 31, 2017, the Company had zero outstanding and zero interest expense against the expired line of credit. There were no financial covenants associated with the line of credit.

NOTE 7—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2017	2016

Current income tax expense:
Federal	$–	$–
State	10,859	10,238
Total current tax expense	$10,859	$10,238
Deferred tax expense:
Federal	$(123,124)	$(162,337)
State	(18,468)	(23,867)
Total deferred tax expense	$(141,592)	$(186,204)

Total provision (benefit) for income tax expense	$(141,592)	$(175,966)

Deferred taxes arise because of different tax treatment between financial statement accounting and tax accounting, known as “temporary differences.” The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) and “deferred tax liabilities” (generally items for which the Company has received a tax deduction and has not yet been recorded in the consolidated statement of income).

Deferred tax assets (liabilities) were comprised of the following:

	2017	2016

Deferred tax asset:
Net operating loss carryforward	49,344	135,209
Intangibles	–	32,111
Stock option compensation	152,895	211,523
Other assets	–	74,517

Total deferred tax assets	$202,239	$453,360

Deferred tax liabilities:
Plant, property and equipment	$(14,308)	$(35,818)
Total deferred tax liabilities	$(14,308)	$(35,818)

Net deferred tax asset
Net deferred tax asset – non-current	$187,931	$417,542
Net deferred tax asset	$187,931	$417,542

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

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2017 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. The tax years 2014-2017 remain open to examination by taxing jurisdictions to which the Company is subject.

At December 31, 2017, the Company has approximately $759,802 in federal net operation loss carryforward which begins to expire in 2036.

A reconciliation of the difference between the expected federal tax rate computed at the U.S. statutory income tax rate of 35% and the Company’s effective tax rate for the years ended December 31, 2017 and 2016 is shown in the following table:

	2017	2016

Expected federal tax rate	21%	35%
State income taxes	5%	(1)%
Effect of permanent differences	0%	0%
Change in tax rate and other	0%	(5)%

Effective tax rate	26%	29%

Income tax payable for period ended December 31, 2016 was $10,187 compared to income tax payable of $10,859 during the same period in 2017.

NOTE 8—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company has authorized 210 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 1 for 10,000 in 2013, 2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 0.2 warrants (adjusted for the 1 for 10,000 stock split in 2013 and the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 210 warrants as of December 31, 2017.

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

The Company has adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the twelve months ended December 31, 2017. As of December 31, 2017, 421 stock options totaling $1,103,600 had been cancelled.

In June of 2013, shareholders approved by a majority vote a 10,000 to 1 reverse stock split during the annual meeting of shareholders. The reverse stock split became effective on August 14, 2013.

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on December 31, 2014	336	$8,692	$4,435	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled	129	–	–	–
Outstanding on December 31, 2015	207	$8,692	$4,435	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled	39	–	–	–
Outstanding on December 31, 2016	168	$5,000	$3,844	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Outstanding on December 31, 2017	168	$5,000	$3,844	$–

Exercisable options at the end of 2017 were 168, 168 in 2016, and 207 in 2015. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2016:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $4,900	138	Perpetual	$4,200	138	$4,200
$5,000 to $9,900	27	1*	$5,200	27	$5,200
$10,000 to $15,000	3	Perpetual	$10,100	3	$10,100
$0 to $15,000	168	1*	$8,692	168	$8,692
* Excludes options with a perpetual life

NOTE 9—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $2,858 and $2,701 for the years ended December 31, 2017 and 2016, respectively. The matching contributions paid by the Company were $54,826 and $52,608 for the years ended December 31, 2017 and 2016, respectively. Effective January 1, 2016, the Company implemented a match of up to 6% of employee deferrals.

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

NOTE 11—NET CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiary, Capital Financial Services, Inc., is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2017, this subsidiary had net capital of $626,186 compared to $400,409 during the same period ended in 2016; a minimumnet capital requirement of $171,851 in 2017 compared to $143,787 during the same period ended in 2016; excess net capital of $454,335 in 2017 compared to $171,851 during the same period ended in 2016 and a ratio of aggregate indebtedness to net capital of 4.1 to 1in 2017 compared to a ratio of aggregate indebtedness to net capital of 5.4 to 1 during the same period ended in 2016.

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

We, as members of management of Capital Financial Services, Inc. (the subsidiary) are responsible for complying with 17 C.F.R §240.17a-5, “Reports to be made by certain brokers and dealers” and complying with 17 C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”). To the best of our knowledge and belief we state the following:

(1) We identified the following provisions of 17 C.F.R §15c3-3(k) under which the subsidiary claimed an exemption from 17C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”), and (2) we met the identified exemption provisions from January 1, 2017 to December 31, 2017 without exception.

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

NOTE 13 – BUILDING PURCHASE

On November 16, 2016, the Company closed on the acquisition of a commercial office building and associated property (the “Office Building”) located at 1801 Burdick Expressway West, Minot, North Dakota from Evanmark Enterprises, LLC, an entity unrelated to the Company. The contract purchase price for the Office Building was $975,000, exclusive of closing costs of $9,091, with all built-in fixtures and other furniture, fixtures and equipment in the building remaining with the property. The Company paid $509,091 at closing toward the purchase price of the Office Building with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center (“American Bank”) in the principal amount of $675,000, $475,000 of which is being applied to the purchase price of the Office Building and $200,000 of which was utilized for renovations to the building. Renovations to the building at cost of $221,264 were made in 2017 tobring the total cost of the land building to $1,195,355. The loan will carry a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. American Bank has a first priority mortgage on the Office Building.

NOTE 14—OPERATING LEASES

The Company has various leases for office equipment and office space that are set to expire over the next several years through 2018. The total rent expense for these leases was $94,224 and $94,224 for December 31, 2017 and 2016, respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2017.

Years ending December 31,
2018	$24,228
2019	4,128
2020	4,128
2021	4,128
2022	4,128
Total minimum future rental payments	$40,740

NOTE 15—GOODWILL

The Company had no Goodwill recorded as of December 31, 2017 or December 31, 2016.

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

The Company had no assets subject to Fair Value Disclosure measurement calculations at December 31, 2017 or December 31, 2016.

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

Options and warrants to purchase 378 common shares at exercise prices between $3,500 and $14,300 were outstanding at December 31, 2017, but were not included in the computation of earnings per share for the year ended December 31, 2017.

	For the Year Ended December 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Income (Loss) from continuing operations	$(117,298)
Less: preferred stock dividends	–
Income(Loss) available to common stockholders – Basic earnings per share	(117,298)	1,241	$(95)
Effect of dilutive securities:
Options and warrants	–	–
Diluted earnings per share	$(117,298)	1,241	$(95)

	For the Year Ended December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Income (Loss) from continuing operations	$(259,898)
Less: preferred stock dividends	–
Income (Loss) available to common stockholders – Basic earnings per share	(259,898)	1,241	$(209)
Effect of dilutive securities:
Options and warrants	–	–	–
Income (Loss) available to common stockholders – Diluted earnings per share	$(259,898)	1,241	$(209)

NOTE 18—COMPREHENSIVE INCOME (LOSS)

There were no differences between net income (loss) and comprehensive income (loss).

NOTE 19—RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended December 31, 2017 or December 31, 2016.

NOTE 20—LITIGATION

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2017, the Company was a defendant in seven on-going suits or arbitrations as discussed above. On January 19, 2018, the Company settled one of the aforementioned arbitration cases without admission of liability. Payment of $55,249 was made February 14, 2018, and recorded as a liability on December 31, 2017. On February 15, 2018, the Company settled another one of the aforementioned arbitration cases without admission of liability. Payment of $35,000 was made March 19, 2018, and recorded as a liability on December 31, 2017.

On April 5, 2011, several broker-dealers and their principals/officers, including the Company and John Carlson, President and Chief Compliance Officer, filed a lawsuit in the Superior Court of California for Orange County against Mayer Hoffman McCann, P.C. (“Mayer Hoffman”) captioned Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). The lawsuit arose out of reviews of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the U.S. Securities and Exchange Commission (“SEC” or “Commission”), a finding was made that Medical Capital was conducting a “Ponzi scheme” and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are broker-dealers and principals of broker-dealers that sold Medical Capital investments to their clients. These plaintiffs sought to recover damages from Mayer Hoffman for the losses and expenses they incurred as a result of the Medical Capital financial deceptions and resulting expenses and losses to the plaintiffs. Specific claims asserted and relief requested included fraud-intentional misrepresentation of fact/concealment of fact; negligent misrepresentation; equitable indemnity and declaratory relief. On September 23, 2014, the Plaintiffs entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mayer Hoffman and entities affiliated with Mayer Hoffman to settle the Plaintiffs’ claims against Mayer Hoffman and all affiliated parties of Mayer Hoffman. The parties acknowledged that as between the Company and Mr. Carlson, one hundred percent (100%) of the settlement proceeds paid to them was for the alleged damage or harm to goodwill (and loss of goodwill). The settlement proceeds were received on December 4, 2014 and charged against goodwill carried on the consolidated financial statements of Capital Financial Holdings, Inc., the parent of the Company. In a matter related to the Settlement Agreement, on or about October 6, 2014, the Company filed a lawsuit seeking declaratory judgment against its former errors and omission insurance carrier, Arch Specialty Insurance Company (“Arch”), in the Circuit Court of Wisconsin for Milwaukee County (Capital Financial Services, Inc. v. Arch Specialty Insurance Company). On or about November 24, 2014, Arch filed counterclaims against the Company. The actions were for declaratory relief in connection with a dispute over whether Arch was entitled to any portion of the settlement proceeds that the Company received in exchange for dismissing the lawsuit with Mayer Hoffman. On approximately September 14, 2016 the Company and Arch agreed to settle the matter, on October 14, 2016 a stipulation and Order for Dismissal was filed with the Court, and on October 24, 2016 the Court entered an order dismissing the case, including all claims, counterclaims and third party claims with prejudice with no costs assessed to any party.

NOTE 21-OPERATING SEGMENTS

The Company organizes its business units into two reportable segments: Broker-Dealer Services and Holding Company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The Holding Company encompasses cost associated with ownership of the Company’s office building, business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

The historical results of a former subsidiary, Capital Natural Resources, Inc., which was dissolved in April of 2017, have been reflected as discontinued operations.

As of, and for the year ended, December 31, 2017:
	Holding Company	Broker-Dealer Services	Total

Revenues from external customers$	$–	$15,569,191	15,569,191
Interest expense	(29,039)	–	(29,039)
Depreciation	21,357	41,349	62,705
Income (loss) before income tax benefit (expense)	(336,728)	305,363	(31,365)
Income tax benefit (expense)	16,409	(102,342)	(85,933)
Net income (loss) of continued operations	(320,319)	203,021	(117,298)
Segment assets of continued operations	1,638,344	3,496,915	5,135,259

As of, and for the year ended, December 31, 2016:

	Holding Company	Broker-Dealer Services	Total

Revenues from external customers	$–	$17,173,038	17,173,038
Other fee income	–	334,882	334,882
Other income	(3,462)	54,031	50,569
Interest expense	(2,814)	–	(2,814)
Depreciation	3,238	44,558	47,796
Income (loss) before income tax benefit (expense)	(587,553)	277,151	310,402
Income tax benefit (expense)	170,185	(108,643)	61,542
Net income (loss) of continued operations	(428,406)	168,508	(259,898)
Segment assets of continued operations	1,662,726	3,177,059	4,839,785

Reconciliation of Segment Information

	2017	2016

Assets for the Holding Company segment	$1,638,344	$1,662,726
Assets for the Broker-Dealer Services segment	$3,496,915	$3,177,059
Elimination for the Holding Company segment receivables	$–	$(243,392)
Elimination for the Broker-Dealer Services segment receivables	$–	$(5,000)
Consolidated assets of continued operations	$5,135,259	$4,591,393

NOTE 22—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued and have not identified any significant subsequent events.