Form 10-Q
period 2018-03-31
Capital Financial Holdings, Inc
filed 2018-05-23
CIK 944696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

_______________________________________________________________
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

Yes  ☐  No ☒

As of May _15_, 2018, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page #

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets -
	March 31, 2018 and December 31, 2017	3

	Unaudited Condensed Consolidated Statements of Operations -
	Three Months Ended March 31, 2018 and 2017	5

	Unaudited Condensed Consolidated Statements of Cash Flows -	6
	Three Months Ended March 31, 2018 and 2017

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Removed and Reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$1,825,423	$1,794,896
Accounts receivable (net of an allowance of $24,000 for 2018 and 2017)	1,724,824	1,824,995
Prepaids	84,024	55,466

Total current assets	$3,634,271	$3,675,357

PROPERTY AND EQUIPMENT

Land	$98,409	$98,409
Building	1,096,945	1,096,946
Furniture, fixtures and equipment	345,128	348,363
Less accumulated depreciation	(287,132)	(271,747)

Net property and equipment	$1,253,350	$1,271,971

OTHER ASSETS
Deferred tax asset – non-current	$240,887	$187,931

Total other assets	$240,887	$187,931

TOTAL ASSETS	$5,128,508	$5,135,259

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31, 2018	December 31, 2017
CURRENT LIABILITIES
Accounts payable and accrued expenses	$443,010	$496,875
Commissions payable	1,947,829	2,029,467
Income taxes payable	57,308	10,859
Other current liabilities	8,442	1,749

Total current liabilities	$2,456,589	$2,538,951

NON CURRENT LIABILITIES
Building mortgage	$664,643	$672,426

Total noncurrent liabilities	$664,643	$672,426

TOTAL LIABILITIES	3,121,232	$3,211,377

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and outstanding, respectively	$305	$
Additional paid in capital – Series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,440,480)	(8,523,873)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$2,007,276	1,923,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,128,508	5,135,259

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

	(Unaudited) Three Months Ended March 31,
	2018	2017
REVENUES
Fee income	$450,012	$315,791
Commission income	3,474,364	3,508,998
Other income		–
Other fee income	21,109	98,647
Total revenue	$3,945,485	$3,923,436

EXPENSES
Compensation and benefits	318,611	386,497
Commission expense	3,250,644	3,282,574
General and administrative expenses	222,830	294,111
Depreciation	15,385	11,398

Total operating expenses	$3,807,470	$3,974,580

INCOME (LOSS) OF CONTINUING OPERATIONS	$138,015	$(51,144)

OTHER INCOME/EXPENSES
Interest expense	$(8,173)	$(5,794)
Other income		547
Total other income (expense)		$(5,247)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX	$129,842	$(56,391)

INCOME TAX BENEFIT (EXPENSE)	$(46,449)	$(13,404)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$83,393	$(69,795)

DISCONTINUED OPERATIONS	$–	$(22,315)

NET INCOME (LOSS)	$83,393	(92,110)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED:
Continuing	$67	(56)
Discontinued	$–	(18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$83,393	$(92,110)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	15,387	11,398
Depletion		(29,354)
Provision (benefit) for deferred income taxes	(52,956)	7,777
Effects on operating cash flows due to changes in:
Accounts receivable	100,172	201,615
Income taxes payable (receivable)	46,449	2,405
Prepaids	(28,561)	12,557
Severance escrow		(64)
Accounts payable	(53,865)	25,707
Commissions payable	(81,638)	(17,814)
Other liabilities	6,694	32,078
Net cash provided by (used for) operating activities	$35,075	$154,195

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (Purchase) of property and equipment	$3,235	(3,880)
Reduction in Mortgage Debt	(7,783)	–
Deductions to oil and gas properties		105,438
Net cash used for investing activities	$(4,548)	$101,558

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used for) financing activities	$0	$–0
		–

NET [INCREASE/DECREASE] IN CASH AND CASH EQUIVALENTS	$30,527	$255,753
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,794,896	$1,368,176
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,825,423	$1,623,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$	$
Income taxes	$	$

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest on building mortgage	8,173	5,974

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiary Capital Financial Services, Inc. (“CFS”) (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017, of Capital Financial Holdings, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2017, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of operating results for the entire year.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

A summary of our significant accounting policies is included in Note 1 of our 2017 Form 10-K filed on April 18, 2018.

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

NOTE 3 – BUSINESS VENTURES

On June 9, 2014, the Company launched a new wholly-owned operating subsidiary, Capital Natural Resources, Inc. (“CNR”).

In the first quarter of 2017, all of the natural resource assets of CNR were disposed of. As of March 31, 2017, the natural resource subsidiary, Capital Natural Resources, Inc., met the definition of discontinued operations.

NOTE 4 – DISCONTINUED OPERATIONS

On March 2 and 3, 2017 the Company sold the assets in its natural resource segment, Capital Natural Resources, Inc. The sale included all of the leases and coal, mineral, water and surface interests.

The summarized balance sheet for discontinued operations is presented below:

	2018	2017
Current Assets
Accounts receivable$	$	$(19,168)
Current Long term receivable		–
Prepaids		–
Total current assets	$	$(19,168)

Property and Equipment
Oil and natural gas properties, Full Cost Method of Accounting	$–	$–
Less accumulated depletion	–	–
Equipment	–	–
Less accumulated depreciation	–	–
Other property holdings	–	–
Net property and equipment	$–	$–

Total Assets	$	$(19,168)

Current liabilities
Accounts payable		$$45
Total current liabilities		$$45

Noncurrent liabilities
Asset retirement obligation	$–	–
Total noncurrent liabilities	$–	$–

Stockholder’s Equity
Common Stock		$$270,400
Accumulated deficit		$(289,613)
Total stockholder’s equity	$	$(19,213)

Total liabilities and stockholder’s equity	$	$(19,168)

The results of operations of Capital Natural Resources, Inc. are included in the Company’s Consolidated Statements of Operations as discontinued operations.

The summarized income for the three months ended March 31, 2018 and March 31, 2017 from discontinued operations is presented below:

	2018	2017
Operating Revenues
Oil lease income	$–	$13,676
Total operating revenue	$–	13,676

Operating Expenses
Compensation and benefits	$–	–
Lease operating expense	–	–
General and administrative	–	–
Depletion	–	–
Depreciation	–	–
Loss from discontinued operations	–	(22,315)
Total operating expenses	$–	$(22,315)

Operating loss	$–	$(22,315)

Other income (expenses)
Interest expense	$–	$–
Interest income	–	–
Total other income (expenses)	$–	$–

Loss of discontinued operations before income tax expense	$–	$(22,315)

Income tax (expense) benefit	$–	–

Net loss	$–	(22,315)

The Company did not reclassify its Statements of Cash Flows to reflect the various discontinued operations. Cash flows from 2017 are combined with the cash flows from continuing operations within each of the categories presented.

NOTE 5 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

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

Option activity for the twelve months ended December 31, 2017 and the three months ended March 31, 2018 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2017	207	$8,692	$4,435	$–
Granted	–	–	–
Exercised	–	–	–
Canceled	39	–	–
Outstanding on December 31, 2017	168	$5,000	$3,844	$–
Granted	–	–	–
Exercised	–	–	–
Canceled	1	–	–
Outstanding on March 31, 2018	167	$4,538	$4,190	$-

Exercisable options totaled 167 at December 31, 2017 and totaled 167 at March 31, 2018.

NOTE 6 – INCOME TAXES

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

At March 31, 2018, the Company has approximately $398,000 in federal net operation loss carry forward which begins to expire in 2036.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income of continuing operations	$83,393			$(69,795)
Less: Preferred Stock Dividends				–
Income of Continuing Operations Available to Common Shareholders – Basic and diluted Earnings per Share	$67	1,241	$( )	$(69,795)	1,241	$(56)

Options and warrants to purchase 377 common shares at exercise prices between $3,500 and $14,300 were outstanding at March 31, 2018, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2018 and March 31, 2017, because their effect was anti-dilutive.

NOTE 8 – RULE 4110 (c)(1)

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

NOTE 9 – REGULATORY MATTERS

The broker dealer (“BD”) segment of Capital Financial Services, Inc. is subject to periodic examinations by its regulators, the Financial Industry Regulatory Authority (“FINRA”) and the Securities Exchange Commission (“SEC”).

During the second quarter of 2018, FINRA began conducting a routine examination of the broker dealer segment. The examination is still ongoing.

NOTE 10 – BUILDING PURCHASE

On November 16, 2016, the Company closed on the acquisition of a commercial office building and associated property (the “Office Building”) located at 1801 Burdick Expressway West, Minot, North Dakota from Evanmark Enterprises, LLC, an entity unrelated to the Company. The contract purchase price for the Office Building was $975,000, exclusive of closing costs of $9,091, with all built-in fixtures and other furniture, fixtures and equipment in the building remaining with the property. The Company paid $509,091 at closing toward the purchase price of the Office Building with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center (“American Bank”) in the principal amount of $675,000, $475,000 of which was applied to the purchase price of the Office Building and $200,000 of which was utilized for renovations to the building. Renovations to the building at cost of $221,264 were made in 2017 to bring the total cost of the land and building to $1,195,355. The loan carries a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. American Bank has a first priority mortgage on the Office Building.

NOTE 11 – SEGMENT REPORTING

The Company organizes its current business units into two reportable segments: broker dealer services and holding company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The holding company encompasses cost associated with its office building, business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

As of, and for the three months ended, March 31, 2018	Holding Company	Broker-Dealer Services	Total
Commissions and fee income	$–	3,924,376	3,924,376
Other fee income	$–	21,109	21,109

Interest expense	$8,173	–	8173
Depreciation	$5,760	9,656	15,386
Income (loss) before income tax benefit (expense)	$(49,590)	179,432	129,842
Income tax benefit (expense)	$-	46,449	46,449
Net income (loss) of continued operations	$(49,590)	132,983	83,393
Segment assets of continued operations	$1,763,981	3,364,527	5,128,508

NOTE 12 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of March 31, 2018, the Company was a defendant in five on-going suits or arbitrations as discussed above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1821 Burdick Expressway W, Minot, North Dakota 58701. As of March 31, 2018, the Company had 16 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

The Company organized its business units into two reportable segments: broker dealer services and holding company. The broker-dealer services segment distributes securities and insurance products to retail investors through a network of registered representatives through its wholly-owned subsidiary, Capital Financial Services, Inc. (“CFS”), a Wisconsin corporation. The holding company encompasses cost associated with its office building, business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income and recognized gains or losses.

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

Results Of Continued Operations

	Three Months Ended
	March 31,
	2018	2017
Net Gain (Loss)	$83,393	$(92,110)
Gain (Loss) per share:
Basic and diluted	$67	$(56)

The Company reported a net income for the three months ended March 31, 2018, of $83,393, compared to a net loss of $69,795 for the same quarter in 2017. The net income for the three months ended March 31, 2018 compared to net loss in the same period in 2017 is primarily due to increased advisory revenues and decreased compensation benefits and general and administrative expenses.

Operating revenues

Total operating revenues for the three months ended March 31, 2018 were $3,945,485, an increase of 1% from $3,923,436 for the same period ended March 31, 2017. The decrease for the three-month period net revenue categories are listed below.

Fee income

Fee income for the three months ended March 31, 2018, was $450,012, an increase of 42% from $315,791 for the same period ended March 31, 2017. The increase is due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted approximately 11% of the Company’s consolidated revenues for the three months ended March 31, 2018 and 8% of the Company’s consolidated revenues for the three months ended March 31, 2017. There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the three months ended March 31, 2018 was $3,474,364, a decrease of 1% from $3,508,998 for the same period ended March 31, 2017. The decrease was due primarily to the decrease in commissions received by the broker dealer segment due to reductions in the number of registered representatives. Commission revenues constituted approximately 88% of the Company’s consolidated revenues for the three months ended March 31, 2018. There is no commission income attributable to the other segments.

Other fee income

Other operating fee income for the three months ended March 31, 2018 was $21,109, a decrease of 79% from $98,647 for the same period ended March 31, 2017. The increase was primarily due to a decrease in the income received related to alternative investment products. There is no other operating fee income attributable to the holding segments. Other operating fee income constituted less than 1% of the Company’s consolidated revenues for the three months ended March 31, 2018.

Rent income

Effective in June 2017, the Company’s broker-dealer subsidiary began paying rent to the Company of $8,500 per month on a month-to-month basis for a portion of the office facility owned by the Company. The broker-dealer utilizes approximately 5,817 square feet of office space for its operations out of a total of 6,188 square feet utilized by the Company in the office facility. Rent Income and Rent Expense related to this Company/Subsidiary arrangement are eliminated in the consolidated financial statements.

Operating expenses

Total operating expenses for the three months ended March 31, 2018 were $3,807,470, a decrease of 4% from $3,974,580 for the three months ended March 31, 2017. The decrease resulted from the net decreases in the expense categories described below.

Compensation and benefits

Compensation and benefits expense for the three months ended March 31, 2018 was $318,611, a decrease of 18% from $386,497 for the same period ended March 31, 2017. The decrease was primarily due to decreases in management compensation

Commission expense

Commission expense for the three months ended March 31, 2018 was $3,250,644, a decrease of 1% from $3,282,574 for the same period ended March 31, 2017. The decrease is a result of lower commissions paid to independent representatives in the broker dealer segment during the period ended March 31, 2018.

General and administrative expense

General and administrative expenses for the three months ended March 31, 2018 were $222,830, a decrease of 24% from $294,111 for the same period ended March 31, 2017. The decrease resulted from decreases in legal and accounting expense.

Depreciation

Depreciation expense for the three months ended March 31, 2018 was $15,385, an increase of 35% from $11,398 for the same period ended March 31, 2017. The increase in depreciation expenses was due to increased depreciation on the Company’s Office Building.

Interest expense

Interest expense for the three months ended March 31, 2018 was $8,173 an increase of 41% from $5,794 for the same period ended March 31, 2017. The increase is due to the interest payments made on the building mortgage during 2017.

Liquidity and capital resources

Net cash provided by operating activities was $35,075 for the three months ended March 31, 2018, as compared to net cash provided by operating activities of $154,195 during the three months ended March 31, 2017. The primary difference corresponds to reductions in commissions payable and accounts payables.

Net cash used in investing activities was $4,548 for the three months ended March 31, 2018, as compared to net cash provided by investing activities of $101,558 for the three months ended March 31, 2017. The primary difference is attributable to increased mortgage debt in 2017 related to on the recently purchased office space compared to normal monthly loan payments made in 2018.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be broker recruitment, repurchase of shares of the Company’s common stock, and debt service. Management also expects to realize increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

ITEM 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The information in response to this item can be found in Note 12 (Legal Proceedings) to Financial Statements in this Report, which information is incorporated by reference into this item.

ITEM 1A. Risk Factors

Not Applicable as a Smaller Reporting Company.

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
Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2018	–	–	–	$597,754
February 2018	–	–	–	$597,754
March 2018	–	–	–	$597,754
Total	–	–	–	$597,754

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	May 22, 2018	By /s/ Gordon Dihle
Gordon Dihle
Interim Chief Executive Officer & President (Principal Executive Officer)
Date:	May 22, 2018	By /s/ Nicole Bertsch
Nicole Bertsch
Interim Chief Financial Officer
(Principal Financial Officer)