Form 10-Q
period 2018-06-30
Capital Financial Holdings, Inc
filed 2018-08-20
CIK 944696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes  ☐  No ☒

As of August 17, 2018, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$2,088,196	$1,794,896
Accounts receivable (net of an allowance of $24,000 for 2018 and 2017)	1,759,520	1,824,995
Prepaids	16,922	55,466

Total current assets	$3,864,638	$3,675,357

PROPERTY AND EQUIPMENT
Land	$98,409	$98,409
Building	1,102,148	1,096,946
Furniture, fixtures and equipment	347,755	348,363
Less accumulated depreciation	(308,231)	(271,747)

Net property and equipment	$1,240,081	$1,271,971

OTHER ASSETS
Deferred tax asset – non-current	$241,494	$187,931

Total other assets	$241,494	$187,931

TOTAL ASSETS	$5,346,213	$5,135,259

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$400,841	$496,875
Commissions payable	1,984,859	2,029,467
Income taxes payable	132,658	10,859
Other current liabilities	1,202	1,749

Total current liabilities	$2,519,560	$2,538,951

NON CURRENT LIABILITIES
Building mortgage	$656,946	$672,426

Total noncurrent liabilities	$656,946	$672,426

TOTAL LIABILITIES	$3,176,506	$3,211,377

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and outstanding, respectively	$305	$305
Additional paid in capital – Series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,278,049)	(8,523,873)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$2,169,707	$1,923,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,346,213	$5,135,259

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

	(Unaudited) Three Months Ended June 30,
	2018	2017
REVENUES
Fee income	$576,017	$396,812
Commission income	3,182,378	3,249,259
Other fee income	22,579	111,071

Total revenue	$3,780,974	$3,757,142

EXPENSES
Compensation and benefits	313,818	371,528
Commission expense	3,130,207	3,062,434
General and administrative expenses	60,578	380,130
Depreciation	18,233	24,009

Total operating expenses	$3,522,836	$3,838,101

INCOME (LOSS) OF CONTINUING OPERATIONS	$258,138	$(80,959)

OTHER INCOME/EXPENSES
Interest expense	$(8,098)	$(6,466)
Other income-rent	1,200	8,500
Other income-interest	308	4,137

Total other income (expense)	$(6,590)	$6,171

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX	$251,548	$(74,788)
INCOME TAX BENEFIT (EXPENSE)	$(86,241)	$54,583

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$165,307	$(20,205)

DISCONTINUED OPERATIONS	$–	$–

NET INCOME (LOSS)	$165,307	(20,205)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED:
Continuing	$133	(16)
Discontinued	$–	–

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

	(Unaudited) Six Months Ended June 30,
	2018	2017
REVENUES
Fee income	$1,026,029	$712,603
Commission income	6,656,742	6,758,257
Other fee income	43,676	209,719

Total revenue	$7,726,447	$7,680,579

EXPENSES
Compensation and benefits	632,429	758,025
Commission expense	6,380,851	6,345,008
General and administrative expenses	283,418	674,241
Depreciation	36,484	35,407

Total operating expenses	$7,333,182	$7,812,681

INCOME (LOSS) OF CONTINUING OPERATIONS	$393,265	$(132,102)

OTHER INCOME/EXPENSES
Interest expense	$(16,270)	$(12,260)
Other income-rent	1,200	8,500
Other income-interest	319	4,684

Total other income (expense)	$(14,751)	$924

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX	$378,514	$(131,178)
INCOME TAX BENEFIT (EXPENSE)	$(132,690)	$41,179

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$245,824	$(89,999)

DISCONTINUED OPERATIONS	$–	$(22,315)

NET INCOME (LOSS)	$245,824	(112,314)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED:
Continuing	$198	(73)
Discontinued	$–	(18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$245,824	$(112,314)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	36,484	35,407
Depletion	–	(29,354)
Provision (benefit) for deferred income taxes	–	(48,339)
Effects on operating cash flows due to changes in:
Accounts receivable	65,475	409,115
Income taxes payable (receivable)	121,799	(6,832)
Prepaids	38,544	13,368
Severance escrow	(53,563)	(128)
Accounts payable	(96,035)	11,317
Commissions payable	(44,608)	(385,575)
Other liabilities	(546)	188,217
Net cash provided by (used for) operating activities	$313,374	$74,882

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (Purchase) of property and equipment	$608	(21,136)
Improvements to building	(5,202)	(220,756)
Reduction in Mortgage Debt	(15,480)	–
Deductions to oil and gas properties	–	105,438
Net cash used for investing activities	$(20,074)	$(136,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	–	$200,000
Net cash provided by (used for) financing activities	$0	$200,000

NET [INCREASE/DECREASE] IN CASH AND CASH EQUIVALENTS	$293,300	$138,428
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,794,896	$934,711
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,088,196	$1,073,139

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest on building mortgage	$16,270	$12,260

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of operating results for the entire year.

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

The summarized balance sheet for discontinued operations is presented below:

	2018	2017
Current Assets
Accounts receivable	$–	$(19,168)
Current Long term receivable	–	–
Prepaids	–	–
Total current assets	$–	$(19,168)

Property and Equipment
Oil and natural gas properties, Full Cost Method of Accounting	$–	$–
Less accumulated depletion	–	–
Equipment	–	–
Less accumulated depreciation	–	–
Other property holdings	–	–
Net property and equipment	$–	$–

Total Assets	$–	$(19,168)

Current liabilities
Accounts payable	$–	$45
Total current liabilities	$–	$45

Noncurrent liabilities
Asset retirement obligation	$–	–
Total noncurrent liabilities	$–	$–

Stockholder’s Equity
Common Stock	$–	$270,400
Accumulated deficit	–	(289,613)
Total stockholder’s equity	$–	$(19,213)

Total liabilities and stockholder’s equity	$–	$(19,168)

The results of operations of Capital Natural Resources, Inc. are included in the Company’s Consolidated Statements of Operations as discontinued operations.

The summarized income for the six months ended June 30, 2018 and June 30, 2017 from discontinued operations is presented below:

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

NOTE 5 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the six months ended June 30, 2018 and 2017. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2017 and the six months ended June 30, 2018 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2017	207	$8,692	$4,435	$–
Granted	–	–	–
Exercised	–	–	–
Canceled	39	–	–
Outstanding on December 31, 2017	168	$5,000	$3,844	$–
Granted	–	–	–
Exercised	–	–	–
Canceled	1	–	–
Outstanding on June 30, 2018	167	$4,538	$4,190	$-

Exercisable options totaled 168 at December 31, 2017 and totaled 167 at June 30, 2018.

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

At June 30, 2018, the Company has approximately $398,000 in federal net operation loss carry forward which begins to expire in 2036.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income of continuing operations	$245,824			$(89,999)
Less: Preferred Stock Dividends				–
Income of Continuing Operations Available to Common Shareholders – Basic and diluted Earnings per Share	$245,924	1,241	$189	$(89,999)	1,241	$(73)

Options and warrants to purchase 377 common shares at exercise prices between $3,500 and $14,300 were outstanding at June 30, 2018, but were not included in the computation of diluted earnings per share for the quarter ending June 30, 2018 and June 30, 2017, because their effect was anti-dilutive.

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

During the second quarter of 2018, FINRA conducted a routine examination of the broker dealer segment which is not yet finished.

NOTE 10 – BUILDING PURCHASE

On November 16, 2016, the Company closed on the acquisition of a commercial office building and associated property (the “Office Building”) located at 1801 Burdick Expressway West, Minot, North Dakota from Evanmark Enterprises, LLC, an entity unrelated to the Company. The contract purchase price for the Office Building was $975,000, exclusive of closing costs of $9,091, with all built-in fixtures and other furniture, fixtures and equipment in the building remaining with the property. The Company paid $509,091 at closing toward the purchase price of the Office Building with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center (“American Bank”) in the principal amount of $675,000, $475,000 of which was applied to the purchase price of the Office Building and $200,000 of which was utilized for renovations to the building. Renovations to the building were made in 2017 and 2018 to bring the total cost of the land and building to $1,200,557 at June 30, 2018. The loan carries a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. American Bank has a first priority mortgage on the Office Building.

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

As of, and for the six months ended June 30, 2018	Holding Company	Broker-Dealer Services	Total
Commissions and fee income	$–	7,682,771	7,682,771
Other fee income	$–	43,676	43,676
Interest expense	$16,270	–	16,270
Depreciation	$17,375	19,109	36,484
Income (loss) before income tax benefit (expense)	$(137,693)	516,207	378,514
Income tax benefit (expense)	$5,015	(137,705)	(132,690)
Net income (loss) of continued operations	$(132,678)	378,502	245,824
Segment assets of continued operations	$1,733,301	3,612,912	5,346,213

NOTE 12 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to several legal and/or arbitration proceedings. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. The current proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of June 30, 2018, the Company was a defendant in six on-going suits or arbitrations as discussed above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1821 Burdick Expressway W, Minot, North Dakota 58701. As of June 30, 2018, the Company had 16 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

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

CFS is a full-service brokerage firm. CFS is registered with the SEC as an investment advisor and broker-dealer and also with FINRA as a broker-dealer. CFS specializes in providing investment products and services to independent investment representatives, financial planners, and investment advisors and currently supports approximately 142 investment representatives and investment advisors.

Results Of Continued Operations

	Six Months Ended
	June 30,
	2018	2017
Net Gain (Loss)	$245,824	$(89,999)
Gain (Loss) per share:
Basic and diluted	$198	$(73)

The Company reported a net income for the six months ended June 30, 2018, of $245,824, compared to a net loss of ($112,314) for the same quarter in 2017. The net income for the six months ended June, 2018 compared to net loss in the same period in 2017 is primarily due to increased advisory revenues and decreased compensation benefits and general and administrative expenses.

Operating revenues

Total operating revenues for the six months ended June 30, 2018 were $7,726,447, an increase of 1% from $7,680,579 for the same period ended June 30, 2017. The increase for the six-month period net revenue categories are listed below.

Fee income

Fee income for the six months ended June 30, 2018, was $1,026,029, an increase of 44% from $712,603 for the same period ended June 30, 2017. The increase is due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted approximately 13% of the Company’s consolidated revenues for the six months ended June 30, 2018 and 9% of the Company’s consolidated revenues for the six months ended June 30, 2017. There is no fee income attributable to the other segment.

Commission income

Commission income includes broker dealer segment commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the six months ended June 30, 2018 was $6,656,742, a decrease of 2% from $6,758,257 for the same period ended June 30, 2017. The decrease was due primarily to the decrease in commissions received by the broker dealer segment due to reductions in the number of registered representatives and increase in managed accounts generating fee income rather than commission income. Commission revenues constituted approximately 86% of the Company’s consolidated revenues for the six months ended June 30, 2018. There is no commission income attributable to the other segment.

Other fee income

Other operating fee income for the six months ended June 30, 2018 was $43,676, a decrease of 79% from $209,719 for the same period ended June 30, 2017. The decrease was primarily due to a decrease in the income received related to alternative investment products. There is no other operating fee income attributable to the holding segment. Other operating fee income constituted less than 1% of the Company’s consolidated revenues for the six months ended June 30, 2018.

Rent income

Effective in June 2017, the Company’s broker-dealer subsidiary began paying rent to the Company of $8,500 per month on a month-to-month basis for a portion of the office facility owned by the Company. The broker-dealer utilizes approximately 5,817 square feet of office space for its operations out of a total of 6,188 square feet utilized by the Company in the office facility. Rent Income and Rent Expense related to this Company/Subsidiary arrangement are eliminated in the consolidated financial statements. Rent income of $1,200 was for rental of storage space outside of the office building by an unrelated party.

Operating expenses

Total operating expenses for the six months ended June 30, 2018 were $7,333,182, a decrease of 6% from $7,812,681 for the six months ended June 30, 2017. The decrease resulted from the net decreases in the expense categories described below.

Compensation and benefits

Compensation and benefits expense for the six months ended June 30, 2018 was $632,429, a decrease of 17% from $758,025 for the same period ended June 30, 2017. The decrease was primarily due to decreases in management compensation.

Commission expense

Commission expense for the six months ended June 30, 2018 was $6,380,851, an increase of less than 1% from $6,345,008 for the same period ended June 30, 2017. The increase is a result of slighter higher commissions paid to independent representatives in the broker dealer segment during the period ended June 30, 2018.

General and administrative expense

General and administrative expenses for the six months ended June 30, 2018 were $283,418, a decrease of 58% from $674,241 for the same period ended June 30, 2017. The decrease resulted from decreases in legal, cost of legal settlements, and accounting expenses.

Depreciation

Depreciation expense for the six months ended June 30, 2018 was $36,484, an increase of 3% from $35,407 for the same period ended June 30, 2017. The increase in depreciation expenses was due to increased depreciation on the Company’s Office Building.

Interest expense

Interest expense for the six months ended June 30, 2018 was $16,270 an increase of 33% from $12,260 for the same period ended June 30, 2017. The increase is due to the interest payments made on the building mortgage during 2018.

Liquidity and capital resources

Net cash provided by operating activities was $313,374 for the six months ended June 30, 2018, as compared to net cash provided by operating activities of $74,992 during the six months ended June 30, 2017. The primary difference corresponds to an increase in net income.

Net cash used in investing activities was $20,074 for the six months ended June 30, 2018, as compared to net cash provided by investing activities of $136,454 for the six months ended June 30, 2017. The primary difference is attributable to principal payments included in normal monthly mortgage loan payments made in 2018.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable as a Smaller Reporting Company

ITEM 4. Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15c-14(c) under the Exchange Act) as of the end of the period covered by this report, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed and summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2018	–	–	–	$597,754
May 2018	–	–	–	$597,754
June 2018	–	–	–	$597,754
Total	–	–	–	$597,754

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	August 20, 2018	By /s/ Gordon Dihle
Gordon Dihle
Interim Chief Executive Officer & President (Principal Executive Officer)
Date:	August 20, 2018	By /s/ Nicole Bertsch
Nicole Bertsch
Interim Chief Financial Officer
(Principal Financial Officer)