Form 10-K/A
period 2017-12-31
Capital Financial Holdings, Inc
filed 2019-03-21
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

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

EXPLANATORY NOTE

Capital Financial Holdings, Inc. (the “Company” or the “Registrant”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2017 to include the information required by Part III. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-K, except as required to reflect the additional information included in Part III of this Form 10-K/A.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

The following table sets forth information concerning management of our Company as of the date of filing of this report.

Name	Age	Position
Gordon Dihle	62	Chief Executive Officer, President, Director
Charlene Fowler	38	Chief Financial Officer and Secretary

Resumes

Gordon Dihle – Mr. Dihle received a B.S. in Accounting and Business Administration, Summa Cum Laude (1976) at Dickinson State University, Dickinson, ND, and earned a J.D. with distinction at the University of North Dakota (1980) in Grand Forks, ND. Mr. Dihle is a CPA licensed with the state of North Dakota, a member of the AICPA, and an attorney licensed with the state of Colorado. Mr. Dihle has been employed as an attorney and has been principal of Corporate Legal, LLC in Centennial Colorado since 1996 and was concurrently employed at Spencer Edwards, Inc., a securities brokerage firm from 2002 until November 2013 in various capacities as a general and financial principal. Mr. Dihle has been the Chief Executive Officer of the Company since May 22, 2017, a Director and Chairman of the Board of the Company since November 7, 2013, and had previously acted as general counsel for the Company from September 2009 until February 2011. Previously, Mr. Dihle served as a Director and President of Capital Natural Resources, Inc., a former subsidiary of the Company. Mr. Dihle also serves as in house legal counsel to the Company.

Charlene Fowler – Ms. Fowler was appointed the Chief Financial Officer and Secretary of the Company effective November 15, 2018. Ms. Fowler had been employed as the Corporate Accountant for the Company since March 2018, and was previously the Corporate Accountant and HR Analyst for the Company from 2010 through 2012. From 2013 to 2018, Ms. Fowler was employed with unaffiliated entities as an Accounting Assistant, Compliance Program Analyst and Guest Service Manager in Minot, North Dakota, Lynchburg, Virginia and Minot, North Dakota, respectively.

Director Independence

The market where the Company is listed does not have listing rules which requires the Company to have a board comprised of a majority of independent directors or separate committees comprised of independent directors. We use the definition of “independence” under the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. . Moreover, the Company falls within the definition of a “Controlled Company” under NASDAQ Rule 4530(c)(5). In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and us, including those reported in this Proxy Statement under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board has determined that none of our Board members is an independent director.

The Board of Directors will continually assess its size, structure and composition, taking into consideration its current strengths, skills and experience, and the requirements and strategic direction of the Company. As required, The Board of Directors will seek out and recommend suitable candidates for consideration as members of the Board of Directors.

Board Committees

Audit Committee

The Company’s Audit Committee is presently composed of Gordon Dihle, who does not meet the independence requirements of the national securities exchanges or national securities associations with respect to audit committee membership. As discussed above, the Company is not listed on a national securities exchange, but is listed on the OTC Link LLC market, which has no requirement mandating its listing companies to have independent directors. However, also as discussed above, the Company has adopted (and identified) with the NASDAQ Market’s definition of “independence.” As also identified above, the Company is a Controlled Company and is therefore exempt from the requirements of NASDAQ Rule 4530 which requires members of the audit committee be independent. The Audit Committee oversees the external audit coverage, including the annual nomination of the independent accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor’s opinions, inquiries about the existence and substance of any significant accounting accruals, reserves or estimates made by management, meets privately with the independent accountants to discuss all pertinent matters and reports to the Board regarding its activities. The Audit Committee held four regular meetings in 2017.

The Board has determined with the assistance of our outside counsel that Gordon Dihle, Chairman and sole member of the Audit Committee, shall be the “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K adopted by the SEC.

The Audit Committee has adopted a formal, written charter, which was amended and adopted on June 23, 2016. The charter specifies the scope of the Audit Committee’s responsibilities and how it should carry out those responsibilities. The charter also outlines the Audit Committee’s pre-approval policies and procedures that require the Audit Committee to review and approve, in advance, fees proposed to be charged to the Company by the auditors for each audit and non-audit service. The Audit Committee Charter must be filed every three years and will be refiled in 2019.

Audit Committee Related Party Transaction Policy and Procedures

It is the policy of the Board of Directors of the Company that all related party transactions shall be submitted for review to the Company’s Audit Committee in accordance with the Company’s Related Party Transaction Policy and Procedures. The Board has determined that the Audit Committee is best suited to review all related party transactions.

Report of Audit Committee

The Audit Committee met to review the audited financials for the fiscal year ended December 31, 2017, with members of management and the independent accountants. The independent accountants discussed with the Audit Committee new accounting policies, management’s judgments and use of accounting estimates in the preparation of the financial statements and significant audit adjustments. Annually, the independence of the auditors is discussed and the auditors provide information regarding their independence required by Independence Standards Board No. 1, as may be modified or supplemented.

As of the date of this report we do not have a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee, but expect to form such Committees in the near future. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, except as disclosed below none of our directors and executive officers have been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors and executive officers file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Directors and executive officers are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company’s directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2017, with the exception that John Carlson failed to file an exit Form 5 within 45 days of the Company’s fiscal year end reporting disposition of shares held by him, directly and beneficially, during the Company’s 2017 fiscal year and to report the termination of his reporting obligations under Section 16.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

●
Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●
Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

●
Compliance with applicable governmental laws, rules and regulations;

●
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●
Accountability for adherence to the code.

The Board has adopted a code of ethics for the principal executive officer, principal financial officer, controller and all persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflict of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The code of ethics is available on the Company’s website at www.capitalfinancialholdings.com.

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our CEO and our most highly compensated executive officers in 2016 and 2017. We did not then have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)

John R. Carlson, Director and CEO of CFH; President and CCO of CFS(2)	2017	$106,026	$–	$0	$0	$0	$0	$3,009	$109,035
	2016	$132,080	$3,569	$0	$0	$0	$0	$39,970	$175,619

Elizabeth A. Colby, Director, CFO & Corporate Secretary of CFH	2017	$74,016	$–	$0	$0	$0	$0	$5,789	$79,805
	2016	$70,500	$10,084	$0	$0	$0	$0	$3,885	$84,470

Gordon Dihle, Chairman of the Board and CEO of CFH(2)	2017	$96,000	$0	$0	$0	$0	$0	$7,212	$103,212
	2016	$96,000	$0	$0	$0	$0	$0	$5,395	$101,395

(1)
All other compensation includes settlement proceeds, representative commissions, employer paid life insurance premiums and employer matched 401K contributions.
(2)
John R. Carlson resigned from all positions he held at the Company and its subsidiaries effective as of May 22, 2017 and Gordon Dihle was appointed as CEO of CFH on that date.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The table below shows Director Compensation for 2017.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gordon Dihle	$0	$0	$0	$0	$0	$0	$0

John R. Carlson	$0	$0	$0	$0	$0	$0	$0

Elizabeth Colby	$0	$0	$0	$0	$0	$0	$0

Gordon Dihle, Chairman of the Board, and John R. Carlson and Elizabeth Colby received no cash compensation for the year 2017 for their service as directors of the Company. Board members were reimbursed for their expenses associated with attendance at meetings or otherwise incurred in connection with the discharge of their duties as directors of the Company.

Equity Compensation Plans

As of the date of this Report we do not have any equity compensation plan but may adopt one or more in the future.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information regarding the ownership of Common Stock as of the date of this Report, by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Name Of Beneficial Owner Or Identity Of Group	Amount And Nature Of Beneficial Ownership (5) As Of December 31, 2018	Percentage Of Outstanding Shares(6)

John Carlson(2)	0	*

Gordon Dihle(1)	693(7)	55%

Elizabeth Colby(3)	0	*

Charlene Fowler(4)	0	*

Executive officers and directors as a group (4 persons)	693	55%

___________________
* Less than 1% owned.

(1)
Officer and/or Director of the Company.
(2)
Mr. Carlson resigned as an Officer and Director of the Company on May 22, 2017.
(3)
Ms. Colby resigned as an Officer and Director of the Company on February 23, 2018.
(4)
Ms. Fowler was appointed as Chief Financial Officer and Secretary of the Company on November 15, 2018.
(5)
Unless otherwise indicated in the footnotes to this table, the listed beneficial owner has sole voting power and investment power with respect to such shares.
(6)
For each executive officer or director included in the table, percentage of outstanding shares is calculated by dividing the number of common shares beneficially owned by such officer or director by the 1,241 common shares the Company outstanding on December 31, 2018 and the number of shares that each officer or director had the right to acquire within 60 days of the record date. This percentage assumes the exercise of outstanding options or warrants and conversion of preferred shares.
(7)
Includes 53 shares held directly by Mr. Dihle, 97 shares held in Mr. Dihle’s IRA account, 188 shares held by Antelope Creek Realty & Energy Services, Inc., an entity controlled by Mr. Dihle, and 353 shares held by the Dihle Chattel Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There were no related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

The market where the Company is listed does not have listing rules which requires the Company to have a board comprised of a majority of independent directors or separate committees comprised of independent directors. We use the definition of “independence” under the NASDAQ Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. . Moreover, the Company falls within the definition of a “Controlled Company” under NASDAQ Rule 4530(c)(5). In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and us, including those reported in this Proxy Statement under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board has determined that none of our Board members is an independent director.

The Board of Directors will continually assess its size, structure and composition, taking into consideration its current strengths, skills and experience, and the requirements and strategic direction of the Company. As required, The Board of Directors will seek out and recommend suitable candidates for consideration as members of the Board of Directors.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

During the fiscal year ended December 31, 2016, Hein & Associates, LLP (“Hein & Associates”), the Company’s former independent auditors and principal accountant, billed the Company the fees set forth below. During the fiscal year ended December 31, 2017, Dave Banerjee, CPA, An Accountancy Corporation (“Dave Banerjee”), the Company’s independent auditors and principal accountant, billed the Company the fees set forth below. The Audit Committee has considered and determined that the provision of the non-audit services rendered to the Company by Dave Banerjee during the Company’s fiscal year 2017 was compatible with maintaining the independence of Dave Banerjee.

The following table presents fees for professional audit services rendered by Hein & Associates for the audit of the Company’s annual financial statements for the year ended December 31, 2016, and fees for professional audit services rendered by Dave Banerjee for the audit of the Company’s annual financial statements for the year ended December 31, 2017, and fees billed for other services rendered by Hein & Associates and Dave Banerjee.

	2017	2016

Audit Fees(1)	$45,835	$112,893
Audit-Related Fees(2)	$0	$2,000
All Other Fees	$0	$0
______________________

(1)
Audit Fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)
Audit-related fees are fees principally for professional services rendered for the annual review of Capital Financial Services, Inc., related to the filing of the SIPC assessment form.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date: March 21, 2019	By:	/s/ Gordon Dihle
Gordon Dihle
Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2019	By:	/s/ Charlene Fowler
Charlene Fowler
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature & Title

Date: March 21, 2019	By:	/s/ Gordon Dihle
Gordon Dihle, Director, Interim Chief Executive Officer

Date: March 21, 2019	By:	/s/ Charlene Fowler
Charlene Fowler, Chief Financial Officer