Form 10-K
period 2018-12-31
Capital Financial Holdings, Inc
filed 2019-04-15
CIK 944696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Common Stock; $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of March 20, 2019 was $493,200, based on the last reported sale price. For purposes of this calculation, the Registrant has assumed that its board of directors, executive officers and holders of greater than five percent of the Registrant’s shares are affiliates.

On March 20, 2019, there were 1,241 shares of the issuer’s common equity outstanding.

References in this Annual Report on Form 10-K to the “Company”, “CFH”, “we”, “us”, “its” or “our” includes the subsidiary, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 12, 2019, are incorporated by reference in certain sections of Part III.

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

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1821 Burdick Expressway W., Minot, North Dakota 58701. As of December 31, 2018, the Company had 14 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

The Company’s Subsidiary

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

Regulation

Virtually all aspects of the Company’s businesses are subject to various complex and extensive federal and state laws and regulations. Regulated areas include, but are not limited to, the effecting of securities transactions, the financial condition of the Company’s subsidiary, record-keeping and reporting procedures, relationships with clients, and experience and training requirements for certain employees. The Company’s subsidiary, Capital Financial Services, Inc. (“CFS”), is registered with various federal and state government agencies, including the SEC, as well as FINRA, a self-regulatory industry organization, as described below.

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

The Company operates under the provision of Paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and, accordingly, is exempt from the remaining provisions of that rule. To the best of its knowledge the Company met the identified exemption provisions from January 1, 2018 to December 31, 2018 without exception.

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

Item 1A. Risk Factors

Not Applicable as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

Not Applicable as a Smaller Reporting Company.

Item 2. Properties

The Company’s principal offices are located at 1821 Burdick Expressway W., Minot, North Dakota 58701 in a commercial office building which the Company purchased on November 16, 2016 from Evanmark Enterprises, LLC for $975,000, exclusive of closing costs of $9,091. The Company paid $509,091 at closing with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center in the principal amount of $675,000, $475,000 of which was applied to the purchase price of the office building and $200,000 of which was utilized for renovations to the building. Renovations to the building at a cost of $221,264 were made in 2017 to bring the final cost of the land and building to $1,195,355, and additional renovation cost of $5,202 were made in 2018 to bring the total cost of the land and building to $1,200,557. The loan carries a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. The Company moved into the building in June of 2017 and occupies 6,188 square feet in the office facility, of which approximately 5,817 square feet of office space is utilized by CFS, the Company’s wholly owned broker-dealer subsidiary. CFS pays $8,500 per month to the Company on a month-to-month basis for the portion of the office facility utilized by it. Approximately 4,152 square feet in a separate section of the building remains vacant and is available as an office rental unit or for expansion. The Company believes that the office facility is adequate for the Company’s operating needs.

Item 3. Legal Proceedings

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to multiple FINRA arbitration proceedings by customers. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. Collectively these legal proceedings, when resolved are expected to be material to the Company’s financial statements. To protect against the currently known legal risks, including suitable expenses for defense and legal advice related to the legal proceedings, existing information and assessments at the time indicated the need to generate provisions for the contingency. For the year ended December 31, 2018, a sum of $555,000 has been reported for contingent liabilities, insofar as these can be adequately measured at this stage. The provisions recognized, the contingent liabilities disclosed and the other latent legal risks are partially subject to substantial estimation risks given the complexity of the individual factors and the fact that the independent and exhaustive investigations have not yet been completed. The current individual proceedings evaluated separately are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2018, the Company is a defendant in eleven on-going suits or arbitrations as discussed above. Ten of these arbitrations relate to allegations of unsuitable investments attributed to a single registered representative no longer associated with the Company. The Company expects to vigorously defend itself in these cases.

Item 4. Mine Safety Disclosure

Not applicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about the Company’s Common Stock

The Company’s Common Shares are traded on the OTC Bulletin Board under the symbol CPFH. The Company’s common shares began trading on the OTC Bulletin Board on November 7, 1997. On May 31, 2002, the shareholders of the Company approved a two for one (2:1) share forward split of the issued and outstanding common shares of the Company, which took effect on July 1, 2002. On June 19, 2013, the shareholders of the Company approved a 1:10,000 reverse stock split, which took effect on August 14, 2013. On December 31, 2018, the closing price of the Company’s Common Shares on the OTC Bulletin Board was $1,290 per share. At March 20, 2019, there were approximately 300 shareholders of record.

The following table sets forth the high and low closing prices for the Company’s common stock. The quotations reflect post-reverse stock split, inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	2018		2017
	Fiscal Year		Fiscal Year

Quarter	High	Low	High	Low

First Quarter	$1,100	$1,100	$1,400	$1,400
Second Quarter	$1,150	$1,025	$1,400	$1,400
Third Quarter	$1,300	$1,200	$1,850	$1,100
Fourth Quarter	$1,290	$1,250	$1,000	$1,000

The Company has issued the following securities in the past quarter without registering the securities under the Securities Act:

None.

Smaller Reporting Company Repurchases of Equity Securities:

In November of 1997, the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of its outstanding common stock from time to time in the open market. As of December 31, 2018 the approximate dollar value of shares that may yet be purchased under the plans or programs was $597,754.

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

	2018	2017	Variance 2018 to 2017
OPERATING REVENUES
Fee income	$2,117,458	$1,616,970	$31%
Commission income	$12,765,209	$13,481,827	$(5)%
Other income	$69,038	$156,932	$(56)%
Other fee income	$119,480	$313,462	$(62)%
Total revenue	$15,071,185	$15,569,191	$(3)%
OPERATING EXPENSES
Compensation and benefits	$1,341,659	$1,458,152	$(8)%
Commission expense	$12,417,237	$12,739,243	$(3)%
General and administrative expenses	$818,873	$1,114,473	$(26)%
Settlement expense	$713,858	$192,749	270%
Depreciation	$72,053	$62,705	$15%
Loss on disposal of assets	—	4,195	(100)%
Total operating expenses	$15,363,680	$15,571,517	$(1)%

OPERATING INCOME (LOSS)	$(292,495)	$(2,326)	$12,475%

OTHER INCOME/ EXPENSES
Interest expense	$(32,564)	$(29,039)	$12%
Interest income	733	–	100%
Total other income/expenses	$(31,831)	$(29,039)	$10%

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	$(324,326)	$(31,365)	$934%

INCOME TAX BENEFIT (EXPENSE)	$29,889	$(85,933)	$134%

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(295,437)	$(117,298)	$152%

NET INCOME (LOSS)	$(295,437)	$(139,613)	$112%
Net income(loss) per common share, basic and diluted:
Continuing	(238)	(95)
Discontinued	–	(18)

Weighted average common shares outstanding:
Basic and diluted	1,241	1,241

Year Ended December 31, 2018, compared with Year Ended December 31, 2017:

Operating Revenues—Total continuing operating revenues for 2018 were $15,071,185, a 3% decrease from $15,569,191 in 2017. The decrease resulted from the net decreases in the income categories described in the paragraphs below. There are no material operating revenues from the Holding Company.

Fee Income—Fee income for 2018 was $2,117,458, a 31% increase from $1,616,970 in 2017. The increase was due to an increase in fees received by the Broker-Dealer Services segment as a result of an increase in fees on assets under management in the Broker-Dealer Services segment’s registered investment advisor. Assets under management were higher through the 2018 year than in 2017, but dropped in value due to market conditions near the 2018 year end. Assets under management as of period ended December 31, 2018 were approximately $264,322,000 compared to approximately $279,888,000 during the same period ended 2017.

The Company earns investment advisory fees in connection with the Broker-Dealer Services segment’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as a commission expense and retains the balance. These fees constituted 14% of the Company’s consolidated revenues in 2018 compared to 10% in 2017.

Commission Income—Commission income includes all concessions received. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for 2018 was $12,765,209, a 5% decrease from $13,481,827 in 2017. A reduction in the number of registered investment advisors affiliated with the Company between 2018 and 2017 accounted for the decrease in commission income. Future market conditions and fluctuations within the makeup of the Company’s representatives will continue to impact commission levels. Commission revenues constituted 85% of the Company’s consolidated revenues in 2018 and 87% in 2017.

Other Fee Income—Other fee income for 2018 was $119,480, a 62% decrease from $313,462 in 2017. The decrease was due primarily to a decrease in marketing fees from sales on alternative investments. Other fee income constituted less than 1% of the Company’s consolidated revenues in 2018 compared to 2% in 2017.

Other Income—Other income for 2018 was $69,038, a 56% decrease from $156,932 in 2017. The decrease was due primarily to a decrease in income received from miscellaneous fees charged related to the Broker-Dealer Services segment. Other income constituted less than 1% of the Company’s consolidated revenues in 2018 and less than 1% in 2017.

Gross Margin – The Company’s gross margin for the year ended December 31, 2018 was 17.6% and 18.2% in 2017. The gross margin consists of the difference between continuing operating revenues and commission expense.

Operating Expenses—Total continuing operating expenses for 2018 were $15,363,680, a 1% decrease from $15,571,517 in 2017. The decrease resulted from the net decreases in the expense categories described in the paragraphs below.

Compensation and Benefits—Consolidated compensation and benefits expense for 2018 was $1,341,659 an 8% decrease from $1,458,152 in 2017. The decrease resulted primarily from a decrease in the number of employees. Salaries and wages were $1,126,318 during the period ended December 31, 2018 compared to $1,265,592 during the same period ended in 2017. Insurance premiums were $128,961 during the period ended December 31, 2018 compared to $127,181 during the same period ended in 2017.

Commission Expense—Commission expense for 2018 was $12,417,237, a 3% decrease from $12,739,243 in 2017. The decrease in commissions corresponds with the decrease in concessions received within the broker dealer segment. There was no commission expense for the other segments.

General and Administrative Expenses—Consolidated general and administrative expenses for 2018 were $818,873, a 27% decrease from $1,114,473 in 2017. The decrease resulted from decreases in the Company’s subsidiary, rent, accounting and legal expenses. General and administrative expenses for the Holding Company segment for 2018 were $187,063, a decrease of 36% from $234,169 in 2017. The decrease is due to lower legal and accounting expenses in 2018. General and administrative expenses for the Broker-Dealer Services segment for 2018 were $631,810, a decrease of 26% from $880,304 in 2017. The decrease resulted from a decrease in rent, accounting and legal expenses.

Settlement Expense—Settlement expenses for 2018 were $713,858, a 270% increase from $192,749 in 2017. The increase is the result of a loss contingency in the amount of $555,000 recorded in 2018.

Depreciation—Consolidated depreciation for 2018 was $72,053, a 15% increase from $62,705 in 2017. Depreciation for the Holding Company segment for 2018 was $34,972, a 63% increase from $21,356 in 2017. Depreciation for the Broker-Dealer Services segment for 2018 was $37,081, a 10% decrease from $41,349 in 2017.

Interest Expense—Interest expense was $32,564 for 2018, a 12% increase from $29,039 in 2017. The difference is due to interest payments made within the Holding Company segment on the building loan. There was no material interest expense in the other segments for 2018 or 2017.

Interest Income—Consolidated interest income was $733 for 2018, a 100% increase from $0 in 2017. There is no material interest income in the other segments for 2018 or 2017.

Financial Condition

On December 31, 2018, the Company’s assets aggregated $15,141,970, an increase of less than 1% from $15,135,259 in 2017, due to an increase in fixed assets. On December 31, 2018, the Company’s working capital was $1,315,595, a decrease of less than 1% from $1,136,406 in 2017. The increase was due to an increase in cash and cash equivalents, offset by an increase in liabilities. Stockholder’s equity was $1,597,026 on December 31, 2018, compared to $1,923,883 on December 31, 2017.

Cash provided by operating activities was $108,128 for the year ended December 31, 2018, as compared to net cash provided by operating activities of $460,675 for the year ended December 31, 2017. Cash provided by operating activities during the year ended December 31, 2018, results mainly from an increase in net operating loss and a decrease in benefit for deferred income tax.

Net cash used for investing activities was $7,268 for the year ended December 31, 2018, as compared to net cash used for investing activities of $166,424 for the year ended December 31, 2017. During the year ended December 31, 2018, the net cash used for investing activities was from the renovation of the new commercial office building. During the year ended December 31, 2017, the cash used by investing activities was from the renovation of the new commercial office building.

Net cash used by financing activities was $93,307 for the year ended December 31, 2018, as compared to net cash provided by financing activities of $132,469 for the year ended December 31, 2017. Cash provided by financing activities during the year ended December 31, 2017, consists of proceeds from long term borrowing attributed to the purchase of commercial office building. Cash used for financing activities during the year ended December 31, 2018, consists of net amounts of payments on long term borrowing attributed to the purchase of the commercial office space and dividends paid. Reported cash was subject to a prior period adjustment of $30,630 in 2018 increasing the cash balance reported.

Liquidity And Capital Resources

On December 31, 2018, the Company’s working capital was $1,315,595 compared to $1,136,406 in 2017. On December 31, 2018, the Company held $1,833,079 in cash and cash equivalents, as compared to $1,794,896 on December 31, 2017. Liquid assets, which consist of cash and cash equivalents, totaled $1,833,079 at December 31, 2018, as compared to $1,794,896 on December 31, 2017. The Company is required to maintain certain levels of cash and liquid securities in its broker-dealer subsidiary to meet regulatory net capital requirements.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be to settle litigation, repurchase shares of the Company, and service debt. Management also expects to realize increases in consultant expenses as well as increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters.

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

Management’s Report On Internal Control Over Financial Reporting

Management of Capital Financial Holdings, Inc. (together with its consolidated subsidiary, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles (“GAAP”).

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed herewith or incorporated herein by reference as set forth below:

Exh. No.	Description

3.1
Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 contained in the Company’s Quarterly Report on Form 10-QSB, (File No. 0-25958), filed with the Commission on November 10, 2004).

3.2
Articles of Amendment to Articles of Incorporation filed with the North Dakota Secretary of State on June 5, 2009 (incorporated by reference to Exhibit 3.2 filed with the Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on April 18, 2018).

3.3
Amended Bylaws of the Company adopted June 9, 2010 (incorporated by reference to Exhibit 3.3 filed with the Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on April 18, 2018).

3.4
Articles of Amendment to Articles of Incorporation filed with the North Dakota Secretary of State on July 15, 2013 (incorporated by reference to Exhibit 3.4 filed with the Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on April 18, 2018)..

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

10.55
Uniform Offer to Purchase between the Company and Evanmark Enterprises, LLC dated September 12, 2016 (incorporated by reference to Exhibit 10.55 contained in the Company’s Form 8-K filed with the Commission on November 3, 2016)

10.56
Promissory Note and Mortgage between the Company and American Bank Center dated November 15, 2016 (incorporated by reference to Exhibit 10.56 filed with the Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on April 18, 2018)..

14.1
Code of Ethics of Capital Financial Holdings, Inc. (incorporated by reference to Exhibit 14.1 filed with the Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on April 18, 2018).

21.1	Subsidiary of the Company (incorporated by reference to Exhibit 21.1 filed with the Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on April 18, 2018)..

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	April 12, 2019	By s/Gordon Dihle
Gordon Dihle
Interim Chief Executive Officer (Principal Executive Officer)
Date:	April 12, 2019	By: s/Charlene Fowler Charlene Fowler Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature & Title
Date: April 12, 2019	By: s/Gordon Dihle Gordon Dihle, Director, Interim Chief Executive Officer

Date: April 12, 2019	By: s/Charlene Fowler Charlene Fowler, Chief Financial Officer

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-19

DAVE BANERJEE, CPA An Accountancy Corporation — Member AICPA and PCAOB 21860 Burbank Blvd., Suite 150, Woodland Hills, CA 91367. (818) 657-0288. FAX (818) 657-0299. (818) 312-3283

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital Financial Holdings, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Capital Financial Holdings, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

ENGAGEMENT PARTNER DISCLOSURE

The engagement partner on our audit for the year ended December 31, 2018 was Dave Banerjee, CPA.

We have served as the Company's auditor since 2017.

Woodland Hills, CA
April 12, 2019

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

ASSETS

	2018	2017

CURRENT ASSETS
Cash and cash equivalents	$1,833,079	$1,794,896
Accounts receivable (net of allowance for doubtful accounts of $24,000 for 2017 and 2016)	1,800,704	1,824,995
Prepaids	30,587	55,466
Current assets of discontinued operations	–	–
Total Current Assets	$3,664,370	$3,675,357

PROPERTY AND EQUIPMENT
Land	$98,409	$98,409
Building	1,102,148	1,096,946
Furniture, fixtures and equipment	350,429	348,363
Less accumulated depreciation	(343,800)	(271,747)
Property and equipment of discontinued operations	–	–
Net property and equipment	$1,207,186	$1,271,971

OTHER ASSETS
Deferred tax asset – non-current	270,414	187,931
Total other assets	$270,414	$187,931

TOTAL ASSETS	$5,141,970	$5,135,259

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2018	2017
CURRENT LIABILITIES
Accounts payable and accrued expenses	$302,512	$496,875
Commissions payable	2,046,263	2,029,467
Income taxes payable	–	10,859
Other current liabilities	–	1,749
Total current liabilities	$2,348,775	$2,538,951

NON CURRENT LIABILITIES
Building mortgage	$641,169	$672,426
Loss contingency	555,000	–
Total noncurrent liabilities	$1,196,169	$672,426

TOTAL LIABILITIES	$3,544,944	$3,211,377

STOCKHOLDERS’ EQUITY
Series A Preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 shares issued and 0 outstanding	$305	$305
Additional paid in capital – series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,850,730)	(8,523,873)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$1,597,026	$1,923,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,141,970	$5,135,259

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

REVENUES
Fee income	$2,117,458	$1,616,970
Commission income	12,765,209	13,481,827
Other income	69,038	156,932
Other fee income	119,480	313,462
Total revenue	$15,071,185	$15,569,191

EXPENSES
Compensation and benefits	$1,341,659	$1,458,152
Commission expense	12,417,237	12,739,243
General and administrative expenses	818,873	1,114,473
Settlement expense	713,858	192,749
Depreciation	72,053	62,705
Loss on Disposal of Assets	–	4,195
Total operating expenses	$15,363,680	$15,571,517

INCOME (LOSS) OF CONTINUING OPERATIONS	$(292,495)	$(2,326)

OTHER INCOME/ EXPENSES
Interest income	$733	–
Interest expense	$(32,564)	$(29,039)
Total other income/ expenses	$(31,831)	$(29,039)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX	$(324,326)	$(31,365)

INCOME TAX BENEFIT (EXPENSE)	$28,889	$(85,933)
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(295,437)	$(117,298)

DISCONTINUED OPERATIONS	$–	$(22,315)

NET INCOME (LOSS)	$(295,437)	$(139,613)

Net income (loss) per common share, basic and diluted:
Continuing	$(238)	$(95)
Discontinued	$–	$(18)

Weighted average common shares outstanding:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Amounts		Shares

	2018	2017	2018	2017

Preferred stock and additional paid-in capital
Balance, beginning of year	$1,525,000	$1,525,000	3,050,000	3,050,000
Preferred stock issued	–	–	–	–
Balance, end of year	$1,525,000	$1,525,000	3,050,000	3,050,000

Common stock and additional paid-in capital
Balance, beginning of year	$10,222,756	$10,222,756	1,241	1,241
Balance, end of year	$10,222,756	$10,222,756	1,241	1,241

Accumulated deficit
Balance, beginning of year	$(8,523,874)	$(8,322,211)
Net income (loss)	(295,437)	(139,613)
Capital dividends	(62,050)	(62,050)
Prior period adjustment	30,631	–
Balance, end of year	$(8,850,730)	$(8,523,874)

Treasury stock and additional paid-in capital
Balance, beginning of year	$(1,300,000)	$(1,300,000)
Purchase of preferred stock	–	–
Balance, end of year	$(1,300,000)	$(1,300,000)

Total stockholders’ equity	$1,597,026	$1,923,882

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(295,437)	$(139,613)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	72,053	62,705
Provision (benefit) for deferred income taxes	(82,483)	229,611
Effects on operating cash flows due to changes in:
Accounts receivable	24,291	107,938
Income taxes payable (receivable)	(10,859)	672
Prepaids	24,879	12,618
Commissions payable	(16,796)	1,505
Accounts payable	(194,363)	203,888
Other liabilities	(1,749)	(18,649)
Loss contingency	555,000	–

Net cash provided by (used for) operating activities	$108,128	$460,675

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (Purchase) of property and equipment	$(2,066)	$54,840
Purchase of building	(5,202)	(221,264)

Net cash used for investing activities	$(7,268)	$(166,424)

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	$(62,050)	$(62,050)
Proceeds from long-term borrowing	(31,257)	194,519

Net cash provided by (used for) financing activities	$(93,307)	$132,469

CASH ADJUSTMENT FROM PRIOR PERIOD ADJUSTMENT
Prior Period Adjustment to Cash	$30,630	$–

Net cash adjustment by Prior Period Adjustment	$30,630	$–

NET [INCREASE/DECREASE] IN CASH AND CASH EQUIVALENTS	$38,183	$426,720
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,794,896	1,368,176
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,833,079	$1,794,896

	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$32,564	$29,039
Income taxes	$–	$10,187

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 1—NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The nature of operations and significant accounting policies of Capital Financial Holdings, Inc. and its Subsidiary are presented to assist in understanding the Company’s consolidated financial statements.

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

The Company operates under the provision of Paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and, accordingly, is exempt from the remaining provisions of that rule. To the best of management’s knowledge and belief the Company met the identified exemption provisions from January 1, 2018 to December 31, 2018 without exception.

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

Clearing Deposits—The Company has “Deposit Accounts” with each of its Clearing Firms, as set forth in each of the Clearing Agreements. Upon termination or expiration of these agreements, the Clearing Firms would deliver the balance of these accounts to the Company. As of December 31, 2018, the balance in the Company’s Dain account, Pershing account and NSCC was $50,000, $25,392 and $40,279, respectively. These deposits are included in Cash and cash equivalents.

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

Goodwill—The Company accounts for goodwill under the FASB accounting and reporting standards for goodwill and other intangible assets, which requires that goodwill and indefinite-lived other intangible assets deemed to have an indefinite useful life be assessed annually for impairment using fair value measurement techniques. As of December 31, 2018, the Company no longer has a value for goodwill.

Property and equipment—Property and equipment is stated at cost less accumulated depreciation computed on straight-line and accelerated methods over estimated useful lives of 5-7 years. The office building is stated at cost less accumulated depreciation computed on a straight line method over an estimated useful life of 39 years.

Other assets—Other assets include other miscellaneous assets.

Advertising—Costs of advertising and promotion are expensed as incurred. There were no advertising and promotion costs in 2018 or 2017.

Earnings per common share—Basic earnings per common share was computed using the weighted average number of shares outstanding of 1,241 in 2017 and 2018. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for share equivalents arising from unexercised stock warrants, stock options, written put options, and preferred shares.

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

Severance Escrow—The Company’s severance escrow accounts are restricted cash held in third-party administered escrow accounts for the sole purpose of funding certain employee severance plans established in 2010 by the Company’s Board of Directors for the benefit of and with the purpose of retaining its employees. These funds are held in escrow accounts pursuant to several Involuntary Termination Severance Pay Plans and are not available to the Company for use other than the Involuntary Termination Severance Plan purposes nor is it accessible to creditors of the Company. These restricted cash accounts, totaling $157,911 in 2017 and $157,927 in 2018 are included in Cash and cash equivalents.

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

ASU 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue from contracts with customers and to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. This ASU will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. Entities are required to apply the following steps when recognizing revenue under ASU 2014-09: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. An entity may apply the amendments by using one of the following two methods: (1) retrospective application to each prior reporting period presented, or (2) a modified retrospective approach, requiring the standard be applied only to the most current period presented, with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. Subsequent to issuing ASU 2014-09, the FASB has issued additional standards for the purpose of clarifying certain aspects of ASU 2014-09. Adopting this new guidance has not had a reporting impact on the Company.

ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment becomes effective for public companies for fiscal years beginning after December 15, 2017. The pronouncement would impact the presentation of certain items on the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and/or corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Should the Company have any of the aforementioned items, they would be presented on the statement of cash flows in accordance to ASU 2016-15. This guidance has not had a reporting impact on the Company.

ASU 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update do not change the characteristics of a primary beneficiary in current generally accepted accounting principles (GAAP). Therefore, a primary beneficiary of a VIE has both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this Update require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has determined that there is no reporting impact.

ASU 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has determined that there is no reporting impact.

ASU 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has determined that there is no reporting impact.

NOTE 2—CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31, 2018 and 2017 consist of checking and savings accounts of $1,559,482 and $1,461,706, respectively. At December 31, 2018 and 2017, the Company had severance escrow balances of $157,926 and $157,911, respectively. The Company’s severance escrow accounts are restricted cash held in third-party administered escrow accounts for the sole purpose of funding certain employee severance plans which are included in Cash and cash equivalents. The Company had deposit accounts with clearing firms of $25,392, $50,000 and $40,279 with Pershing, Dain and NSCC, respectively on December 31, 2018 and $100,000, $50,000 and $40,279, respectively on December 31, 2017 which are included in Cash and cash equivalents.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2018 and 2017, consists of the following:

	2018	2017

Office furniture and equipment	$350,429	$348,363
Land	98,409	98,409
Building	1,102,148	1,096,946
Accumulated depreciation	(343,800)	(271,747)
	$1,207,196	$1,271,971

Depreciation expense for continuing operations totaled $72,053 and $62,705 in 2018 and 2017, respectively.

NOTE 4—INCOME TAXES

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes and consisted of the following:

	2018	2017

Current income tax expense:
Federal	$–	$–
State	–	10,859
Total current tax expense	$–	$10,859
Deferred tax expense:
Federal	$(123,124)	$(123,124)
State	(18,468)	(18,468)
Total deferred tax expense	$(141,592)	$(141,592)

Total provision (benefit) for income tax expense	$(141,592)	$(141,592)

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

Deferred tax assets (liabilities) were comprised of the following:

	2018	2017

Deferred tax asset:
Net operating loss carryforward	$131,827	$49,344
Intangibles	–	–
Stock option compensation	152,895	152,895
Other assets	–	–

Total deferred tax assets	$284,722	$202,239

Deferred tax liabilities:
Plant, property and equipment	$(14,308)	$(14,308)
Total deferred tax liabilities	$(14,308)	$(14,308)

Net deferred tax asset
Net deferred tax asset – non-current	$270,414	$187,391
Net deferred tax asset	$270,414	$187,391

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

ASC 740 guidance requires that the Company evaluate all monetary tax positions taken, and recognize a liability for any uncertain tax positions that are more likely than not to be sustained by the tax authorities. The Company has not recorded any liabilities, or interest and penalties, as of December 31, 2018 related to uncertain tax positions.

The Company files income tax returns in the U.S. and various state jurisdictions. There are currently no federal or state income tax examinations underway for these jurisdictions. The tax years 2015-2018 remain open to examination by taxing jurisdictions to which the Company is subject.

At December 31, 2018, the Company has approximately $1,084,128 in federal net operation loss carryforward which begins to expire in 2036.

A reconciliation of the difference between the expected federal tax rate computed at the U.S. statutory income tax rate of 35% and the Company’s effective tax rate for the years ended December 31, 2018 and 2017 is shown in the following table:

	2018	2017

Expected federal tax rate	21%	21%
State income taxes	5%	5%
Effect of permanent differences	0%	0%
Change in tax rate and other	0%	0%

Effective tax rate	26%	26%

Income tax payable for period ended December 31, 2017 was $10,859 compared to income tax payable of $0 during the same period in 2018.

NOTE 5—STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

In December of 2003 the Company issued 3,050,000 shares of Series A preferred Stock for total cash of $1,525,000 ($305 par value and $1,524,695 paid in Capital). By agreement dated November 14, 2011, the Company bought back the 3,050,000 shares of Series A Preferred Stock as treasury stock for a payment of $1,300,000. There are no outstanding shares of Series A Preferred Stock.

The Company has authorized 210 perpetual warrants to certain organizers, directors, officers, employees and shareholders of the Company. All of these warrants were issued between 1987 and 1990 and were accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense was recorded for these warrants as the exercise price exceeded the market price of the stock at the date of issue. The Company plans to continue to apply APB Opinion No. 25 in accounting for these warrants. These warrants, at the date of issue, allowed for the purchase of shares of stock at $2.00 per share. The exercise prices of these warrants were adjusted to reflect stock splits of 1 for 10,000 in 2013, 2 for 1 in 2002, and 11 for 10 in 1990 and 1989. 0.2 warrants (adjusted for the 1 for 10,000 stock split in 2013 and the 2 for 1 stock split in 2002) were exercised in 1997, leaving an outstanding balance of 210 warrants as of December 31, 2018.

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

The Company has adopted the FASB accounting and standards for fair value recognition provisions for stock-based employee compensation. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the twelve months ended December 31, 2018. As of December 31, 2018, 421 stock options totaling $1,103,600 had been cancelled.

In June of 2013, shareholders approved by a majority vote a 10,000 to 1 reverse stock split during the annual meeting of shareholders. The reverse stock split became effective on August 14, 2013.

Option activity for the last three years was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on December 31, 2015	207	$8,692	$4,435	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled	39	–	–	–
Outstanding on December 31, 2016	168	$5,000	$3,844	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled	–	–	–	–
Outstanding on December 31, 2017	168	$5,000	$3,844	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Outstanding on December 31, 2018	168	$5,000	$3,844	$–

Exercisable options at the end of 2018 were 168, 168 in 2017, and 168 in 2016. The following table summarizes information concerning options outstanding and exercisable as of December 31, 2018:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $4,900	138	Perpetual	$4,200	138	$4,200
$5,000 to $9,900	27	1*	$5,200	27	$5,200
$10,000 to $15,000	3	Perpetual	$10,100	3	$10,100
$0 to $15,000	168	1*	$8,692	168	$8,692

* Excludes options with a perpetual life

NOTE 6—EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan for all its employees. Effective January 1, 2005, the Company implemented a match of up to 4% of employee deferrals. Plan expenses paid for by the Company were $1,678 and $2,858 for the years ended December 31, 2018 and 2017, respectively. The matching contributions paid by the Company were $49,591 and $54,826 for the years ended December 31, 2018 and 2017, respectively. Effective January 1, 2016, the Company implemented a match of up to 6% of employee deferrals.

NOTE 7—RULE 4110 (c)(1)

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

NOTE 8—NET CAPITAL REQUIREMENTS

The Company’s broker-dealer subsidiary, Capital Financial Services, Inc., is a member firm of the Financial Industry Regulatory Authority (FINRA) and is registered with the Securities and Exchange Commission (SEC) as a broker-dealer. Under the Uniform Net Capital Rule (Rule 15c3-1 under the Securities Exchange Act of 1934), the subsidiary is required to maintain a minimum net capital and a ratio of aggregate indebtedness to net capital, as defined, of not more than 15 to 1. At December 31, 2018, this subsidiary had net capital of $386,231 compared to $626,409 during the same period ended in 2017; a minimum net capital requirement of $194,380 in 2018 compared to $171,851 during the same period ended in 2017; excess net capital of $191,851 in 2018 compared to $454,355 during the same period ended in 2017 and a ratio of aggregate indebtedness to net capital of 7.5 to 1 in 2018 compared to a ratio of aggregate indebtedness to net capital of 4.1 to 1 during the same period ended in 2017.

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

We, as members of management of Capital Financial Services, Inc. (the subsidiary) are responsible for complying with 17 C.F.R §240.17a-5, “Reports to be made by certain brokers and dealers” and complying with 17 C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”). To the best of our knowledge and belief we state the following:

(1) We identified the following provisions of 17 C.F.R §15c3-3(k) under which the subsidiary claimed an exemption from 17C.F.R §240.15c3-3: ((k)(2)(ii)) (the “exemption provisions”), and (2) we met the identified exemption provisions from January 1, 2018 to December 31, 2018 without exception.

NOTE 9—REGULATORY MATTERS

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

NOTE 10—BUILDING PURCHASE

On November 16, 2016, the Company closed on the acquisition of a commercial office building and associated property (the “Office Building”) located at 1801 Burdick Expressway West, Minot, North Dakota from Evanmark Enterprises, LLC, an entity unrelated to the Company. The contract purchase price for the Office Building was $975,000, exclusive of closing costs of $9,091, with all built-in fixtures and other furniture, fixtures and equipment in the building remaining with the property. The Company paid $509,091 at closing toward the purchase price of the Office Building with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center (“American Bank”) in the principal amount of $675,000, $475,000 of which is being applied to the purchase price of the Office Building and $200,000 of which was utilized for renovations to the building. Renovations to the building at cost of $221,264 were made in 2017 to bring the total cost of the land building to $1,195,355, and additional renovation cost of $5,202 were made in 2018 to bring the total cost of the land and building to $1,200,557. The loan carries a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. American Bank has a first priority mortgage on the Office Building.

NOTE 11—OPERATING LEASES

The Company has various leases for office equipment and office space that are set to expire over the next several years through 2018. The total rent expense for these leases was $14,197 and $94,224 for December 31, 2018 and 2017, respectively.

The following is a schedule by years of future minimum rental payments on operating leases as of December 31, 2018.

Years ending December 31,
2019	$13,203
2020	13,203
2021	13,203
2022	13,203
2023	13,203
Total minimum future rental payments	$66,016

NOTE 12—GOODWILL

The Company had no Goodwill recorded as of December 31, 2018 or December 31, 2017.

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value in three broad levels:

● Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company have the ability to access.

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

The Company had no assets subject to Fair Value Disclosure measurement calculations at December 31, 2018 or December 31, 2017.

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

Options and warrants to purchase 378 common shares at exercise prices between $3,500 and $14,300 were outstanding at December 31, 2018, but were not included in the computation of earnings per share for the year ended December 31, 2017.

	For the Year Ended December 31, 2018

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Income (Loss) from continuing operations	$(295,437)	1,241	$(238)
Less: preferred stock dividends	–
Income(Loss) available to common stockholders – Basic earnings per share	$(295,437)	1,241	$(238)
Effect of dilutive securities:
Options and warrants	–	–
Diluted earnings per share	$(295,437)	1,241	$(238)

	For the Year Ended December 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Income (Loss) from continuing operations	$(117,298)	1,241	$(95)
Less: preferred stock dividends	–
Income (Loss) available to common stockholders – Basic earnings per share	$(117,298)	1,241	$(95)
Effect of dilutive securities:
Options and warrants	–	–	–
Income (Loss) available to common stockholders – Diluted earnings per share	$(117,298)	1,241	$(95)

NOTE 15—COMPREHENSIVE INCOME (LOSS)

There were no differences between net income (loss) and comprehensive income (loss).

NOTE 16—RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended December 31, 2018 or December 31, 2017.

NOTE 17—LITIGATION

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to multiple FINRA arbitration proceedings by customers. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. Collectively these legal proceedings, when resolved are expected to be material to the Company’s financial statements. To protect against the currently known legal risks, including suitable expenses for defense and legal advice related to the legal proceedings, existing information and assessments at the time indicated the need to generate provisions for the contingency. For the year ended December 31, 2018, a sum of $555,000 has been reported for contingent liabilities, insofar as these can be adequately measured at this stage. The provisions recognized, the contingent liabilities disclosed and the other latent legal risks are partially subject to substantial estimation risks given the complexity of the individual factors and the fact that the independent and exhaustive investigations have not yet been completed. The current individual proceedings evaluated separately are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of December 31, 2018, the Company is a defendant in eleven on-going suits or arbitrations as discussed above. Ten of these arbitrations relate to allegations of unsuitable investments attributed to a single registered representative no longer associated with the Company. The Company expects to vigorously defend itself in these cases.

NOTE 18—COMMITMENTS AND CONTINGENCIES.

If a contingent liability is probable and the amount of loss that could be sustained is reasonably estimated, the loss is shown on the financial statements by reducing net income and increasing liabilities. As of December 31, 2018, the Company is a defendant in eleven customer arbitrations through FINRA Arbitration which are legal proceedings considered to be in the normal course of business. Collectively these legal proceedings, when resolved are expected to be material to the Company’s financial statements. To protect against the currently known legal risks, including suitable expenses for defense and legal advice related to the legal proceedings, existing information and assessments at the time indicated the need to generate provisions for the contingency. For the year ended 12/31/18 a sum of $555,000 has been reported for contingent liabilities, insofar as these can be adequately measured at this stage. The provisions recognized, the contingent liabilities disclosed and the other latent legal risks are partially subject to substantial estimation risks given the complexity of the individual factors and the fact that the independent and exhaustive investigations have not yet been completed. In evaluating liabilities associated with its various legal proceedings, the Company has accrued $555,000 for probable liabilities associated with these matters for the year ended 12/31/18. Reasonably possible losses for any of the individual legal proceedings which have not been accrued were not material to the Company’s consolidated financial statements

NOTE 19—OPERATING SEGMENTS

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

As of, and for the year ended, December 31, 2018:
	Holding Company	Broker-Dealer Services	Total

Revenues from external customers$	$3,200	$15,068,191	$15,071,391
Interest expense	(34,564)	–	(34,564)
Depreciation	34,972	37,081	72,053
Income (loss) before income tax benefit (expense)	(219,075)	(105,251)	(324,326)
Income tax benefit (expense)	5,015	23,874	28,889
Net income (loss) of continued operations	(214,060)	(81,377)	(295,437)
Segment assets of continued operations

As of, and for the year ended, December 31, 2017:
Revenues from external customers$	$–	$15,569,191	$15,569,191
Interest expense	(29,039)	–	(29,039)
Depreciation	21,357	41,349	62,705
Income (loss) before income tax benefit (expense)	(336,728)	305,363	(31,365)
Income tax benefit (expense)	16,409	(102,342)	(85,933)
Net income (loss) of continued operations	(320,319)	203,021	(117,298)
Segment assets of continued operations	1,638,344	3,496,915	5,135,259

Reconciliation of Segment Information

	2018	2017

Assets for the Holding Company segment	$1,622,065	$1,638,344
Assets for the Broker-Dealer Services segment	$3,519,905	$3,496,915
Elimination for the Holding Company segment receivables	$–	$–
Elimination for the Broker-Dealer Services segment receivables	$–	$–
Consolidated assets of continued operations	$5,141,970	$5,135,259

NOTE 20—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued on April 12, 2019, and have identified the following events.

January 28, 2019, the Company’s subsidiary executed a tentative Asset Purchase and Assignment Agreement with another FINRA member broker dealer ("Assignee") wherein, subject to approval of FINRA and any other securities regulatory authorities, Assignee may be entitled to purchase certain retail customer accounts of the Company’s subsidiary. The agreement will become effective only upon approval of FINRA (the Effective Date). Pursuant to the terms of the tentative agreement, Assignee will pay to the Company’s subsidiary a total of Three Hundred Thousand Dollars for all retail accounts accepted by Assignee that choose to transfer to Assignee, to be paid in installments as follows: Seventy Five Thousand Dollars upon the Effective Date of the Assignment Agreement, Seventy Five Thousand Dollars three months from the Effective Date and assuming the Effective Date has occurred, One Hundred Fifty Thousand Dollars on or before December 31, 2019. The Company has no knowledge of or control over when the agreement will be effective if ever.

Since December 31, 2018, the Company’s subsidiary has been named as a Respondent in an additional three customer arbitration claims, bringing the outstanding arbitration claims to fourteen. These claims relate to the same former registered representative and with similar allegations to the arbitration claims described in Note 17.