Form 10-Q
period 2019-03-31
Capital Financial Holdings, Inc
filed 2019-05-16
CIK 944696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

If an emerging growth, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of May 15, 2019, there were 1,241 common shares of the issuer outstanding.

FORM 10-Q

CAPITAL FINANCIAL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$1,743,589	$1,833,079
Accounts receivable (net of an allowance for doubtful accounts of $24,000 for March 31, 2019 and December 31, 2018)	1,576,127	1,800,704
Prepaids	21,326	30,587

Total current assets	$3,341,042	$3,664,370

PROPERTY AND EQUIPMENT
Land	$98,409	$98,409
Building	1,102,443	1,102,148
Furniture, fixtures and equipment	349,454	350,429
Less accumulated depreciation	(360,389)	(343,800)

Net property and equipment	$1,189,917	$1,207,186

OTHER ASSETS
Deferred tax asset – non-current	$249,636	$270,414

Total other assets	$249,636	$270,414

TOTAL ASSETS	$4,780,595	$5,141,970

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	March 31, 2019	December 31, 2018
CURRENT LIABILITIES
Accounts payable and accrued expenses	$176,555	$302,512
Commissions payable	1,849,739	2,046,263

Total current liabilities	$2,026,294	$2,348,775

NON CURRENT LIABILITIES
Building mortgage	$633,005	$641,169
Loss contingency	555,000	555,000

Total noncurrent liabilities	$1,188,005	$1,196,169

TOTAL LIABILITIES	$3,214,299	$3,544,944

STOCKHOLDERS' EQUITY
Series A preferred stock – 5,000,000 shares authorized, $.0001 par value; 3,050,000 and 3,050,000 shares issued and outstanding, respectively	$305	$305
Additional paid in capital – Series A preferred stock	1,524,695	1,524,695
Common stock – 1,000,000,000 shares authorized, $.0001 par value; 1,241 and 1,241 shares issued and outstanding, respectively	1,241	1,241
Additional paid in capital – common stock	10,221,515	10,221,515
Accumulated deficit	(8,881,460)	(8,850,730)
Less Treasury stock, 3,050,000 preferred shares at $0.4262	(1,300,000)	(1,300,000)

TOTAL STOCKHOLDERS’ EQUITY	$1,566,296	$1,597,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,780,595	$5,141,970

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

	(Unaudited) Three Months Ended March 31,
	2019	2018
REVENUES
Fee income	$507,105	$450,012
Commission income	2,888,937	3,474,364
Other income	11,589	–
Other fee income	23,709	21,109
Total revenue	$3,431,340	$3,945,485

EXPENSES
Compensation and benefits	285,401	318,611
Commission expense	2,834,739	3,250,644
General and administrative expenses	283,177	222,830
Depreciation	16,589	15,385

Total operating expenses	$3,419,906	$3,807,470

INCOME (LOSS) OF CONTINUING OPERATIONS	$11,434	$138,015

OTHER INCOME/EXPENSES
Interest expense	$(7,791)	$(8,173)
Interest income	155	–
Total other income (expense)	$(7,636)	$(8,173)

INCOME (LOSS) OF CONTINUING OPERATIONS BEFORE INCOME TAX	$3,798	$129,842

INCOME TAX BENEFIT (EXPENSE)	$(34,528)	$(46,449)

NET INCOME (LOSS)	$(30,730)	83,393

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED:
Continuing	$(25)	67

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	1,241	1,241

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,730)	$83,393
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	16,589	15,387
Provision (benefit) for deferred income taxes	–	(52,956)
Effects on operating cash flows due to changes in:
Accounts receivable	224,577	100,172
Income taxes payable (receivable)	20,778	46,449
Prepaids	9,261	(28,561)
Accounts payable	(125,957)	(53,865)
Commissions payable	(196,524)	(81,638)
Other liabilities	–	6,694
Net cash provided by (used for) operating activities	$(82,006)	$35,075

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (Purchase) of property and equipment	$680	3,235
Reduction in Mortgage Debt	(8,164)	(7,783)
Net cash used for investing activities	$(7,484)	$(4,548)

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used for) financing activities	$–	$–
		–
NET [INCREASE/DECREASE] IN CASH AND CASH EQUIVALENTS	$(89,490)	$30,527
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,833,079	$1,794,896
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,743,589	$1,825,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,791	$8,173
Income taxes	$–	$–

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest on building mortgage	$7,791	$8,173

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Year to Date: Three-Month Period Ended March 31, 2019
	Retained Earnings (Accumulated Deficit	Common Stock	Additional Paid-In Capital	Net Paid-in Series A Treasury	Total
January 1, 2019	$(8,850,730)	1,241	$10,221,515	$225,000	$1,597,026
Issuance of Company’s common stock		0	0		0
Dividends declared	0				0
Comprehensive income:
Net income (Loss)	(30,730)
Other comprehensive income (N/A)
March 31, 2019	$(8,881,460)	1,241	$10,221,515	$225,000	$1,566,296

	Current Quarter: Three-Month Period Ended March 31, 2019
	Retained Earnings (Accumulated Deficit	Common Stock	Additional Paid-In Capital	Net Paid-in Series A Treasury	Total
January 1, 2019	$(8,850,730)	1,241	$10,221,515	$225,000	$1,597,026
Issuance of Company’s common stock		0	0		0
Dividends declared	0				0
Comprehensive income:
Net income (Loss)	(30,730)
Other comprehensive income (N/A)
March 31, 2019	$(8,881,460)	1,241	$10,221,515	$225,000	$1,566,296

SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Capital Financial Holdings, Inc., a North Dakota corporation, and its subsidiary Capital Financial Services, Inc. (“CFS”) (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018, of Capital Financial Holdings, Inc., as filed with the SEC. The condensed consolidated balance sheet at December 31, 2018, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K and applicable under accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of operating results for the entire year.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

A summary of our significant accounting policies is included in Note 1 of our 2018 Form 10-K filed on April 15, 2019.

NOTE 3 - STOCK WARRANTS, STOCK SPLITS, AND STOCK OPTIONS

The Company measures and records compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. There were no compensation costs or deferred tax benefits recognized for stock-based compensation awards for the three months ended March 31, 2019 and 2018. Changes are due to the stock buyback and reverse stock split.

Option activity for the twelve months ended December 31, 2018 and the three months ended March 31, 2019 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding on January 1, 2018	167	$4,538	$4,190	$–
Granted	–	–	–
Exercised	–	–	–
Cancelled	–	–	–
Outstanding on December 31, 2018	167	4,538	4,190	–
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Outstanding on March 31, 2018	167	$4,538	$4,190	$-

Exercisable options totaled 167 at December 31, 2018 and totaled 167 at March 31, 2019.

NOTE 4 – INCOME TAXES

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

At March 31, 2019, the Company has approximately $1,084,000 in federal net operation loss carry forward which begins to expire in 2036.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common shares had been converted to common shares. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Numerator	Denominator	Per Share Amount	Numerator	Denominator	Per Share Amount
Net (Loss) Income of continuing operations	$(30,730)			$83,393
Less: Preferred Stock Dividends	–			–
Income of Continuing Operations Available to Common Shareholders – Basic and diluted Earnings per Share	$(30,730)	$1,241	(25)	$83,393	1,241	$(67)

Options and warrants to purchase 377 common shares at exercise prices between $3,500 and $14,300 were outstanding at March 31, 2019, but were not included in the computation of diluted earnings per share for the quarter ending March 31, 2019 and March 31, 2018, because their effect was anti-dilutive.

NOTE 6 – RULE 4110 (c)(1)

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

NOTE 7 – REGULATORY MATTERS

The broker dealer (“BD”) segment of Capital Financial Services, Inc. is subject to periodic examinations by its regulators, the Financial Industry Regulatory Authority (“FINRA”) and the Securities Exchange Commission (“SEC”).

NOTE 8 – BUILDING PURCHASE

On November 16, 2016, the Company closed on the acquisition of a commercial office building and associated property (the “Office Building”) located at 1801 Burdick Expressway West, Minot, North Dakota from Evanmark Enterprises, LLC, an entity unrelated to the Company. The contract purchase price for the Office Building was $975,000, exclusive of closing costs of $9,091, with all built-in fixtures and other furniture, fixtures and equipment in the building remaining with the property. The Company paid $509,091 at closing toward the purchase price of the Office Building with the remaining $475,000 of the purchase price financed by a commercial real estate loan from American Bank Center (“American Bank”) in the principal amount of $675,000, $475,000 of which is being applied to the purchase price of the Office Building and $200,000 of which was utilized for renovations to the building. Renovations to the building at cost of $221,264 were made in 2017 to bring the total cost of the land building to $1,195,355, and additional renovation costs of $5,202 and $295 were made in 2018 and 2019 to date to bring the total cost of the land and building to $1,200,852. The loan carries a fixed interest rate of 4.879% per annum for five (5) years with the rate to be adjusted at the end of the five (5) year period based on the Wall Street Journal Prime interest rate plus 1.759%. American Bank has a first priority mortgage on the Office Building.

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

As of, and for the three months ended, March 31, 2019	Holding Company	Broker-Dealer Services	Total
Commissions and fee income	$–	3,396,042	3,396,042
Other fee income	$–	23,709	23,709
Interest expense	$7,791	–	7,791
Depreciation	$8,798	7,791	16,589
Income (loss) before income tax benefit (expense)	$(118,232)	122,030	3,798
Income tax benefit (expense)	$–	(34,528)	(34,528)
Net income (loss) of continued operations	$(118,232)	87,502	(30,730)
Segment assets of continued operations	$1,508,638	3,271,957	4,780,595

NOTE 10 – LEGAL PROCEEDINGS

The Company operates in a legal and regulatory environment that exposes it to potentially significant litigation risks. Issuers of certain alternative products sold by the Company are in Bankruptcy or may have other financial difficulties. As a result of such alleged failings of alternative products and the uncertainty of client recovery from the various product issuers, the Company is subject to multiple FINRA arbitration proceedings by customers. These proceedings include customer suits, investments alleged to be unsuitable, and bankruptcies and other issues brought by claimants. The Company vigorously contests the allegations of the various proceedings and believes that there are multiple meritorious legal and fact based defenses in these matters. Such cases are subject to many uncertainties, and their outcome is often difficult to predict, including the impact on operations or on the financial statements, particularly in the earlier stages of a case. The Company makes provisions for cases brought against it when, in the opinion of management after seeking legal advice, it is probable that a liability exists, and the amount can be reasonably estimated. Collectively these legal proceedings, when resolved are expected to be material to the Company’s financial statements. To protect against the currently known legal risks, including suitable expenses for defense and legal advice related to the legal proceedings, existing information and assessments at the time indicated the need to generate provisions for the contingency. For the year ended December 31, 2018, a sum of $555,000 has been reported for contingent liabilities, insofar as these can be adequately measured at this stage. No additional amount has been reported for the quarter ended March 31, 2019. The provisions recognized, the contingent liabilities disclosed and the other latent legal risks are partially subject to substantial estimation risks given the complexity of the individual factors and the fact that the independent and exhaustive investigations have not yet been completed. The current individual proceedings evaluated separately are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result from the outcome of these cases; however, results in these cases that are against the interests of the Company could have a severe negative impact on the financial position of the Company. As of March 31, 2019, the Company is a defendant in 14 on-going suits or arbitrations as discussed above. Eleven of these arbitrations relate to allegations of unsuitable investments attributed to a single registered representative no longer associated with the Company. The Company expects to vigorously defend itself in these cases.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued, May 8, 2019, and have not identified any significant subsequent events.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Capital Financial Holdings, Inc. derives the majority of its revenues and net income from sales of mutual funds, insurance products, and various other securities through Capital Financial Services, Inc. (“CFS”), the Company’s broker dealer segment.

The Company has been engaged in the financial services business since 1987. The Company was incorporated September 22, 1987, as a North Dakota corporation. The Company’s principal offices are located at 1821 Burdick Expressway W, Minot, North Dakota 58701. As of March 31, 2019, the Company had 9 full-time employees consisting of officers, principals, data processing, compliance, accounting, and clerical support staff.

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

Results Of Continued Operations
	Three Months Ended
	March 31,
	2019	2018
Net Gain (Loss)	$(30,730)	$83,393
Gain (Loss) per share:
Basic and diluted	$(25)	$67

The Company reported a net loss for the three months ended March 31, 2019, of $30,730, compared to a net income of $83,393 for the same quarter in 2018. The net loss for the three months ended March 31, 2019 compared to net income in the same period in 2018 is primarily due to decreased revenues and increased legal costs.

Operating revenues

Total operating revenues for the three months ended March 31, 2019 were $3,341,340, a decrease of 13% from $3,945,485 for the same period ended March 31, 2018. The decrease for the three-month period net revenue categories are listed below.

Fee income

Fee income for the three months ended March 31, 2019, was $507,105, an increase of 13% from $450,012 for the same period ended March 31, 2018. The increase is due to an increase in fee income received by the broker dealer segment as a result of higher values of client assets under management.

The Company earns investment advisory fees in connection with the broker dealer’s registered investment advisor. The Company pays the registered representatives a portion of this fee income as commission expense and retains the balance. These fees constituted approximately 15% of the Company’s consolidated revenues for the three months ended March 31, 2019 and 11% of the Company’s consolidated revenues for the three months ended March 31, 2018. There is no fee income attributable to the other segments.

Commission income

Commission income includes broker dealer segment commissions. The Company pays the registered representatives a percentage of this income as commission expense and retains the balance. Commission income for the three months ended March 31, 2019 was $2,888,937, a decrease of 17% from $3,474,364 for the same period ended March 31, 2018. The decrease was due primarily to the decrease in commissions received by the broker dealer segment due to reductions in the number of registered representatives. Commission revenues constituted approximately 84% of the Company’s consolidated revenues for the three months ended March 31, 2019. There is no commission income attributable to the other segments.

Other fee income

Other operating fee income for the three months ended March 31, 2019 was $23,709, an increase of 12% from $21,109 for the same period ended March 31, 2018. The increase was primarily due to a decrease in the income received related to alternative investment products. There is no other operating fee income attributable to the holding segments. Other operating fee income constituted less than 1% of the Company’s consolidated revenues for the three months ended March 31, 2019.

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

Operating expenses

Total operating expenses for the three months ended March 31, 2019 were $3,419,906, a decrease of 10% from $3,807,470 for the three months ended March 31, 2018. The decrease resulted from the net decreases in the expense categories described below.

Compensation and benefits

Compensation and benefits expense for the three months ended March 31, 2019 was $285,401, a decrease of 10% from $318,611 for the same period ended March 31, 2018. The decrease was primarily due to decreases in management compensation

Commission expense

Commission expense for the three months ended March 31, 2019 was $2,834,739, a decrease of 13% from $3,250,644 for the same period ended March 31, 2018. The decrease is a result of lower commissions paid to independent representatives in the broker dealer segment during the period ended March 31, 2019.

General and administrative expense

General and administrative expenses for the three months ended March 31, 2019 were $283,177, an increase of 27% from $222,830 for the same period ended March 31, 2018. The increase resulted from increases in legal and professional expense.

Depreciation

Depreciation expense for the three months ended March 31, 2019 was $16,589, an increase of 1% from $15,385 for the same period ended March 31, 2018. The increase in depreciation expenses was due to increased depreciation on the Company’s Office Building.

Interest expense

Interest expense for the three months ended March 31, 2019 was $7,791, a decrease of less than 1% from $8,173 for the same period ended March 31, 2018. The decrease is due to reduced interest payments made on amortization of the building mortgage during 2019.

Liquidity and capital resources

Net cash used for operating activities was $82,006 for the three months ended March 31, 2019, as compared to net cash provided by operating activities of $35,075 during the three months ended March 31, 2018. The primary difference corresponds to reductions in commissions’ payable and accounts payables.

Net cash used in investing activities was $7,484 for the three months ended March 31, 2019, as compared to net cash used in investing activities of $4,548 for the three months ended March 31, 2018. The primary difference is attributable to increased mortgage principal payments in 2019 related to the office building compared to the monthly loan principal payments made in 2018.

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

In addition to the liabilities coming due in the next twelve months, management expects that the principal needs for cash may be litigation settlements, repurchase of shares of the Company’s common stock, and debt service. Management also expects to realize increased compliance and legal costs with respect to its broker dealer subsidiary related to regulatory and litigation matters.

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

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2019	–	–	–	$597,754
February 2019	–	–	–	$597,754
March 2019	–	–	–	$597,754
Total	–	–	–	$597,754

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350

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

CAPITAL FINANCIAL HOLDINGS, INC.

Date:	May 15, 2019	By /s/ Gordon Dihle
Gordon Dihle
Chief Executive Officer & President (Principal Executive Officer)
Date:	May 15, 2019	By /s/ Charlene Fowler
Charlene Fowler
Chief Financial Officer
(Principal Financial Officer)